Form 10-K405
period 1999-12-31
MEDIACOM COMMUNICATIONS CORP; MEDIACOM LLC; MEDIACOM CAPITAL CORP
filed 2000-03-30
CIK 1098659, 1064116, 1064117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBERS: 0-29227

                                                 333-57285-01

                                                 333-57285

                       MEDIACOM COMMUNICATIONS CORPORATION

                                  MEDIACOM LLC*

                          MEDIACOM CAPITAL CORPORATION*

           (EXACT NAMES OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

               DELAWARE                              06-1566067
               NEW YORK                              06-1433421
               NEW YORK                              06-1513997
         (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBERS)

                              100 CRYSTAL RUN ROAD
                           MIDDLETOWN, NEW YORK 10941
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (914) 695-2600
               (REGISTRANTS' TELEPHONE NUMBER INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE EXCHANGE ACT:
                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                 Class A Common Stock, $0.01 par value per share

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 3 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

                                        YES    X            NO
                                             ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     As of March 15, 2000, the aggregate market value of the Class A common stock of Mediacom Communications Corporation held by non-affiliates of Mediacom Communications Corporation was approximately $575.1 million.

     As of March 15, 2000, there were outstanding 60,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock.

*Mediacom LLC and Mediacom Capital Corporation meet the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

                       MEDIACOM COMMUNICATIONS CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                PART I
                                                                                                       PAGE
  ITEM 1.    BUSINESS..............................................................................      1
  ITEM 2.    PROPERTIES............................................................................     26
  ITEM 3.    LEGAL PROCEEDINGS.....................................................................     26
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................     26

                                                PART II

  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................     27
  ITEM 6.    SELECTED FINANCIAL DATA...............................................................     28
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS...............................................................     32
  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................     39
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................     40
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE................................................................     66

                                                PART III

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS...................................     67
  ITEM 11.   EXECUTIVE COMPENSATION................................................................     71
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................     75
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................     77

                                                PART IV

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................     80



     Mediacom Communications Corporation, a Delaware corporation organized on November 8, 1999, completed an initial public offering on February 9, 2000. Prior to such time, Mediacom Communications Corporation had no assets, liabilities, contingent liabilities or operations. Immediately prior to the completion of its initial public offering, Mediacom Communications Corporation issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company that, prior to the initial public offering, served as a holding company for our operating subsidiaries. Upon completion of such exchange, Mediacom LLC became a wholly-owned subsidiary of Mediacom Communications Corporation and continues to serve as a holding company for our operating subsidiaries. Each operating subsidiary is wholly-owned by Mediacom LLC, except for a 1.0% ownership interest in a subsidiary, Mediacom California LLC, that is held by Mediacom Management Corporation, a Delaware corporation that is wholly-owned by the Chairman and Chief Executive Officer of Mediacom Communications Corporation.

     Mediacom Capital Corporation, a New York corporation that is wholly-owned by Mediacom LLC, was formed in 1998 specifically to permit Mediacom LLC to issue debt in the public market and does not conduct operations of its own.

     References in this Annual Report to "we," "us," or "our" are to Mediacom Communications Corporation and its direct and indirect subsidiaries since the initial public offering and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

     This Annual Report on Form 10-K is for the year ended December 31, 1999. The Securities and Exchange Commission allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report.

     You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

FACTORS AFFECTING FUTURE OPERATIONS

     We commenced operations in 1996 and have grown rapidly since then, principally through acquisitions. We acquired a substantial portion of our operations in January 1998. In addition, our acquisitions in the fourth quarter of 1999 nearly doubled the number of subscribers served by our systems. As a result, you have limited information upon which to evaluate our performance in managing our current systems, and our historical financial information may not be indicative of the future results we can achieve with our systems. If we are unable to successfully integrate our newly acquired cable systems, our growth and profitability could be adversely affected.

     In addition, the cable television industry may be affected by, among other things:

     o   changes in laws and regulations,

     o   changes in the competitive environment;

     o   changes in the costs of programming we distribute;

     o   changes in technology;

     o   franchise related matters;

     o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and

     o   general economic conditions.

                                     PART I

ITEM 1.       BUSINESS

INTRODUCTION

     We are the ninth largest cable operator in the United States, based on customers served by wholly-owned systems after giving effect to our pending acquisitions and recently announced industry transactions. As of December 31, 1999, our cable systems passed approximately 1.1 million homes and served approximately 747,000 basic subscribers, including our pending acquisitions. We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, to acquire and develop cable television systems serving principally non-metropolitan markets of the United States.

     Since commencement of our operations in March 1996, we have experienced significant growth by deploying a disciplined strategy of acquiring underperforming cable systems primarily in markets with favorable demographic profiles. Through December 1998, we spent approximately $432.4 million to complete nine acquisitions of cable systems that served 360,600 basic subscribers as of December 31, 1999. In October and November 1999, we acquired for approximately $759.6 million the cable systems of Triax and Zylstra that served 358,400 basic subscribers as of December 31, 1999. On a pro forma basis, in 1999 our revenues were $297.3 million, EBITDA was $133.7 million, operating loss was $72.5 million and net loss was $165.6 million. For purposes of this Annual Report, EBITDA is operating income (loss) before depreciation and amortization and non-cash stock charges.

     We also have generated strong internal growth and improved the operating and financial performance of our systems. These results have been achieved primarily through the introduction of an expanded array of core cable television products and services made possible by the rapid upgrade of our cable network. Assuming all our systems, excluding the Triax and Zylstra systems, were acquired on January 1, 1998, in 1998 our revenues grew by 13.0%, EBITDA increased by 31.9%, the EBITDA margin improved from 35.1% to 41.0% and our internal subscriber growth was 2.5%. Based on the same assumptions, in 1999 our revenues grew by 12.3%, EBITDA increased by 21.6%, the EBITDA margin improved from 41.0% to 44.4% and our internal subscriber growth was 1.9%. During these periods, we also experienced significant increases in operating losses and net losses.

     We believe that advancements in digital technologies, together with the explosive growth of the Internet, have positioned the cable industry's high-speed, interactive, broadband network as the primary platform for the delivery of video, voice and data services to homes and businesses. We believe that there is considerable demand in the communities we serve for these products and services. To capitalize on these opportunities, we are rapidly upgrading our cable network to provide our customers with an expanded array of broadband products and services. These include digital cable television, two-way, high-speed Internet access, interactive video and telephony.

     Approximately 79% of our customers are currently served by systems which have been upgraded to 550MHz to 750MHz bandwidth capacity, excluding those customers served by the Triax and Zylstra systems. Our upgrade program already has enabled us to begin introducing new broadband products and services. As of December 1999, we offered digital cable services in systems passing 243,000 homes and serving 168,000 basic subscribers. In addition, through our strategic relationship with SoftNet Systems, Inc.'s subsidiary, ISP Channel, which was finalized in November 1999, we have deployed high-speed Internet access service in systems passing more than 177,000 homes as of December 31, 1999, of which 120,000 homes were activated with two-way communications capability.

     Mr. Commisso has over 21 years of experience with the cable television industry. Our other senior managers have an average of 18 years of experience in acquiring, financing and operating cable systems. Prior to founding Mediacom, Mr. Commisso served as Executive Vice President, Chief Financial Officer and Director of Cablevision Industries Corporation from August 1986 to March 1995.

     Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941. Our telephone number is (914) 695-2600, and our website is located at www.mediacomcc.com. The information on our website is not part of this Annual Report.

RECENT EVENTS

   INITIAL PUBLIC OFFERING

     On February 9, 2000, we completed an initial public offering of 20,000,000 shares of Class A common stock at $19.00 per share. Our net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.8 million, were $354.4 million and were used to repay bank indebtedness.

   PENDING ACQUISITIONS

     As of March 15, 2000, we entered into four separate asset purchase agreements to acquire cable television systems serving approximately 19,000 basic subscribers for an aggregate purchase price of $29.4 million. We expect to close these four acquisitions in the second and third quarters of 2000, subject to the receipt of all necessary regulatory approvals. We also have signed one letter of intent to acquire cable systems serving approximately 9,000 basic subscribers for a purchase price of $16.0 million. We expect to complete the acquisition of these systems in the third quarter of 2000, subject to the negotiation of definitive documentation and the receipt of all necessary regulatory approvals.

PRODUCTS AND SERVICES

     We provide our customers with the ability to tailor their product selection from a full array of core cable television services. In addition, we have begun to offer our customers new and enhanced products and services such as digital cable television services and two-way, high-speed Internet access. We also are exploring opportunities in interactive video programming and telecommunications services.

   CORE CABLE TELEVISION SERVICES

     We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings include the following:

     LIMITED BASIC SERVICE. Our limited basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

     EXPANDED BASIC SERVICE. Our expanded basic service includes, for an additional monthly fee, various satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

     PREMIUM SERVICE. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. HBO, Cinemax, Showtime, The Movie Channel and Starz are typical examples. Such premium programming services are offered by the systems both on a per-channel basis and as part of premium service packages designed to enhance customer value and to enable us to take advantage of programming agreements offering cost incentives based on premium service unit growth.

     The significant expansion of bandwidth capacity resulting from our capital improvement program will allow us to expand the use of tiered and multichannel packaging strategies for marketing and promoting premium and niche programming services. We believe that these packaging strategies will increase basic and premium penetration as well as revenue per basic subscriber.

     PAY-PER-VIEW SERVICE. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis. Such pay-per-view services are offered by us on a per-viewing basis, with subscribers only paying for programs which they select for viewing.

   DIGITAL CABLE SERVICES

     Digital video technology is a computerized method of defining, transmitting and storing information that makes up a television signal. Digital video technology allows us to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to our cable system's headend to be distributed, via optical fiber and coaxial cable, to our customer's home. A digital-capable set-top box in the customer's home converts the digital signal back into an analog format so that it can be viewed on a normal television screen. We believe the implementation of digital technology has significantly enhanced and expanded the video and service offerings we provide to our customers.

     We provide our digital video customers with programming packages that include:

     o   up to 42 multichannel premium services;

     o   up to 35 pay-per-view movie and sports channels;

     o   up to 45 channels of digital music; and

     o an interactive on-screen program guide to help them navigate the new digital choices.

     We introduced digital cable services in June 1999. As of December 31, 1999, we offered digital cable services in systems passing 243,000 homes and serving 168,000 basic subscribers. On such date, we served 5,300 digital customers and the average incremental monthly revenue per digital customer was approximately $19.77. We expect to rapidly introduce digital cable television in most of our remaining systems as we upgrade our cable network and consolidate our headend facilities.

   HIGH-SPEED INTERNET ACCESS

     We plan to introduce two-way, high-speed Internet access over our network in substantially all of our systems. The broadband cable network enables data to be transmitted up to 100 times faster than traditional telephone modem technologies. This high-speed capability allows our cable modem customer to download large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, the two-way communications capability of the cable Internet connection eliminates the need for a telephone line, is always on and does not require the customer to dial into the Internet service provider and await authorization.

     To ensure that inter-operable, non-proprietary cable modems are made available for purchase by customers on a retail basis, the cable industry has developed general software operating standards, known as data over cable service interface specifications. As of March 2000, fourteen cable industry vendors, including equipment manufacturers such as Cisco, General Instrument, Phillips Electronics, Samsung, Scientific-Atlanta, Sony, Thomson and Toshiba, received official certification from Cable Television Laboratories, Inc. As a result, standardized cable modems are currently available for purchase through various distribution channels, including retail outlets, personal computer manufacturers, and directly through the cable operator. Such availability will allow customers to use these modems in different systems similar to the traditional telephone modem, and should accelerate the deployment of high-speed Internet access over cable networks.

     We believe that the speed, ease of installation and availability of cable modems will increase the use and impact of the Internet. Furthermore, we believe that the cable television network combined with data over cable service interface specifications is currently the best vehicle to deliver all Internet protocol services, including Internet access, broadband content, streaming media and Internet protocol telephony to our customers both on the computer and to the television via a digital set-top box, even though other high-speed alternatives are being developed.

     In November 1999, we completed an agreement with SoftNet to deploy its two-way, high-speed Internet access services throughout our cable systems. The service will be marketed under SoftNet's ISP Channel. ISP Channel is a service mark of SoftNet. Through the agreement with SoftNet, we are required to upgrade our cable network to provide two-way communications capability in systems passing 900,000 homes and make available such homes to SoftNet by December 2002. As consideration for giving SoftNet access to our customers, SoftNet issued to us 3.5 million shares of its common stock, representing a market value of approximately $87.9 million as of December 31, 1999. Of the issued shares, up to 90% are subject to forfeiture in the event we do not make available a specified number of two-way capable homes by certain prescribed dates.

     As of December 31, 1999, we had deployed ISP Channel's high-speed Internet access service in systems passing over 177,000 homes, of which 120,000 homes were activated with two-way communications capability. On such date, we offered high-speed Internet access to approximately 500 cable modem customers. We also provided dial-up telephone Internet access to approximately 4,600 customers. The provision of this dial-up service creates a customer base that can be upgraded to the high-speed cable modem service in the future.

   INTERACTIVE SERVICES

     Our upgraded cable network will have the capacity to deliver various interactive television services. Interactive television can be divided among three general service categories: enhanced television; Internet over the television; and video-on-demand. These new services enable the customer to interact over the television set, generally by using a conventional remote television control or a computer keyboard, to either buy a product or service or request information on a product or service.

     Enhanced television includes such services as ancillary programming information, interactive advertising and impulse sales and purchases. Companies delivering enhanced television services include TV Guide Interactive, Wink Communications and Source Media. TV Guide Interactive provides the most basic enhanced television service, a navigator that permits customers to customize television program listings, set reminders and parental controls and order pay-per-view events. Wink offers viewers the opportunity to interact with the television during programs or commercials by way of flashing icons, leading them to program-related information, such as news, sports and weather, or the ability to purchase merchandise, or request product samples, coupons or catalogues. Source Media allows viewers to receive local programming and information services using a local guide and navigator with an Internet style experience.

     Companies providing Internet access over the television include WebTV and WorldGate Communications. Internet access and e-mail are delivered using a set-top box with the customer using a wireless keyboard. WebTV customers buy the set-top device at retail outlets and are able to view enhanced web images on the television screen. WorldGate Communications allows a viewer watching a commercial or program on the television to link directly to a related web page and requires no purchase by the customer of the set-top box. WorldGate Communications uses the set-top boxes now being deployed by the cable industry.

     Companies providing video-on-demand, such as DIVA Systems Corporation and Intertainer Inc., use servers at the headend facility of a cable system to provide hundreds of movies or special events on demand with video cassette recorder functionality, or the ability to fast forward, pause and rewind a program at will. Using a remote control, customers order programming through their set-tops that signals the server, enabling hardware and software residing at the headend facility.

     While we have not entered into any agreements with any interactive service providers, we are in discussions with several such providers and plan to introduce interactive services to our customers in the second half of 2000.

   TELECOMMUNICATIONS SERVICES

     During the last several years, the cable industry has been developing the capability to provide telephony services. Several of the nation's largest cable operators now offer residential and/or commercial phone service. We believe recent developments, including AT&T's purchase of Tele-Communications, Inc., its pending acquisition of MediaOne, Inc. and its proposed joint ventures with six other cable operators, will likely accelerate the pace of development of the voice telephony business for the cable industry. We are exploring technologies using Internet protocol telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network.

     Our upgrade plans include the installation of over 10,000 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We expect to construct our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities such as:

     o providing wide-area networks, which extends a local area network outside one building to other local area networks in other buildings and possibly in other cities;

     o providing point-to-point data services, which is a secure circuit that directly connects two points;

     o offering virtual private networks, which use a shared data network to transport private data reliably and securely;

     o leasing dark fiber capacity to enable carriers to penetrate markets and bypass incumbent providers; and

     o entering into strategic relationships, similar to our relationship with SoftNet, to leverage our network footprints.


BUSINESS STRATEGY

     Our objective is to become the leading cable operator focused on providing entertainment, information and telecommunications services in non-metropolitan markets of the United States. The key elements of our strategy are to:

   IMPROVE THE OPERATING AND FINANCIAL PERFORMANCE OF OUR ACQUIRED CABLE SYSTEMS

     We seek to rapidly integrate our acquired cable systems and improve their operating and financial performance. Prior to completion of an acquisition, we formulate plans for customer care and billing improvements, network upgrades, headend consolidation, new product and service launches, competitive positioning and human resource requirements. After completing an acquisition, we implement managerial, operating, purchasing, personnel and engineering changes designed to effect these plans.

   DEVELOP EFFICIENT OPERATING CLUSTERS

     Our systems are managed through six operating clusters by local management teams that oversee system activities and operate autonomously within financial and operating guidelines established by our corporate office. To enhance these clusters, our acquisition strategy focuses, in part, on acquiring or trading for systems in close proximity to our own systems. By further concentrating the geographic clustering of our cable systems, we expect additional operating efficiencies through the consolidation of many managerial, customer service, marketing, administrative and technical functions.

     The clustering of systems also enables us to consolidate headend facilities, resulting in lower fixed capital costs on a per home basis as we introduce new and enhanced products and services because of the larger number of customers served by a single headend facility. This headend consolidation also improves our ability to sell advertising on our cable systems. As a result of our clustering and upgrade program, we expect to reduce the number of our headend facilities from 449 as of December 31, 1999 to 90 by December 2002, so that 92% of our customers will be served by 40 headend facilities.

   RAPIDLY UPGRADE OUR CABLE NETWORK

     We are rapidly upgrading our cable network to provide new broadband products and services, improve our competitive position and increase overall customer satisfaction. By December 2002, we anticipate that 91% of our basic subscribers will be served by cable systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability. As part of our upgrade program, we plan to deploy over 10,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. Our upgrade plans will allow us to:

     o offer digital cable television, two-way, high-speed Internet access and interactive video;

     o   increase   channel   capacity  to  a  minimum  of  82   channels,   and
         significantly more with digital video technology;

     o activate the two-way communications capability of our systems, which will give our customers the ability to send and receive signals over our cable network;

     o eliminate 359 headend facilities, lowering our fixed capital costs on a per home basis as we introduce new products and services; and

     o utilize our regional fiber optic networks to offer advanced telecommunications services.

   INTRODUCE NEW AND ENHANCED PRODUCTS AND SERVICES

     We have acquired cable systems that, prior to our ownership, generally underserved their customers. We believe that significant opportunities exist to increase our revenues by expanding the array of products and services we offer. We have used and will continue to use the expanded channel capacity of our upgraded systems to introduce several new basic programming services, additional premium services and numerous pay-per-view channels.

     Utilizing digital video technology, we are offering multiple packages of premium services, several pay-per-view channels on a near video-on-demand basis, digital music services and interactive program guides. As of December 31, 1999, we offered digital cable services in systems passing 243,000 homes and serving 168,000 basic subscribers. As a result of our strategic relationship with SoftNet's ISP Channel, we expect to accelerate the deployment of two-way, high-speed Internet access throughout our systems. As of December 31, 1999, we had deployed ISP Channel's Internet access service in systems passing over 177,000 homes, of which 120,000 homes were activated with two-way communications capability. In addition, we are currently exploring opportunities in interactive video programming and telecommunications services.

   MAXIMIZE CUSTOMER SATISFACTION TO BUILD CUSTOMER LOYALTY

     As a result of our strong regional and local management presence, we are more responsive to customer needs and preferences and better positioned to strengthen relations with the local government authorities and the communities we serve. We seek a high level of customer satisfaction by providing superior customer service and attractively priced product and service offerings. We believe our investments in the cable network are increasing customer satisfaction as a result of a wide array of new product and service introductions, greater technical reliability and improved quality of service. We have implemented stringent internal customer service standards, which we believe meet or exceed those established by the National Cable Television Association. We have regional calling centers servicing 90% of our customers that are staffed with dedicated personnel who provide service 24 hours a day, seven days a week. We believe that our focus on customer service has enhanced our reputation in the communities we serve, which has increased customer loyalty and the potential demand for our new and enhanced products and services.

   ACQUIRE UNDERPERFORMING CABLE SYSTEMS PRINCIPALLY IN NON-METROPOLITAN MARKETS

     Our disciplined acquisition strategy targets underperforming cable systems serving primarily non-metropolitan markets with favorable demographic profiles. These systems are typically within the top 50 to 100 television markets and small and medium-sized communities where customers generally require cable to clearly receive a full complement of off-air television signals. Our markets have attractive demographic characteristics, including household growth rates that on average are higher than the national average. According to National Decision Systems, the projected household growth in areas served by our systems is 5.4% for the period ending 2004, exceeding the projected U.S. household growth of 5.2% for the same period. We believe that there are advantages in acquiring and operating cable systems in non-metropolitan markets, including:

     o less direct competition given the lower housing densities and the resulting higher costs per customer of constructing a cable network;

     o higher penetration levels of our services and lower customer turnover as a result of fewer competing entertainment alternatives; and

     o generally lower overhead and operating costs than those incurred by cable operators serving larger markets.

     In addition, we seek to acquire or trade for cable systems in close proximity to our existing operations because it is more cost effective to provide cable television and advanced telecommunications services over an expanded subscriber base within a concentrated geographic area. We believe that we may be able to purchase fill-in acquisitions at favorable prices in geographic regions where we are the dominant provider of cable television services. As of March 15, 2000, we signed four separate asset purchase agreements and one letter of intent to acquire cable systems serving approximately 28,000 basic subscribers located in close proximity to our systems, thereby complementing our operating clusters.

   IMPLEMENT A FLEXIBLE FINANCING STRUCTURE

     To support our business strategy and enhance our financial flexibility, we have developed a financing strategy utilizing a blend of equity and debt capital to complement our acquisition and operating activities. We have diversified our sources of debt capital by raising long-term debt at the holding company while utilizing our subsidiaries to access debt, principally in the commercial bank market, through separate borrowing groups.

     We believe our financing strategy is beneficial because it broadens our access to various equity and debt markets, enhances our flexibility in managing our capital structure, reduces the overall cost of debt capital and permits us to maintain a substantial liquidity position in the form of unused and available subsidiary credit facilities. We used the net proceeds of our initial public offering of approximately $354.4 million to repay outstanding indebtedness under our subsidiary credit facilities. As of December 31, 1999, after giving pro forma effect to our initial public offering, we reduced our financial leverage, increased our unused credit commitments to approximately $640 million and lowered our overall cost of debt capital to 7.7%.

DEVELOPMENT OF OUR SYSTEMS

     Since commencement of our operations in March 1996, we have completed 11 acquisitions of cable systems. The table below summarizes information related to our completed acquisitions of cable systems in chronological order. The systems were purchased from the named party identified in the Predecessor Owner column or from one or more of its related parties or its controlling or managing operator. The dollar amount set forth in the Purchase Price column represents the final purchase price before closing costs and adjustments.



                                                                                                        BASIC
                                                                                                     SUBSCRIBERS
                                                                                                        AS OF
                                                                                   PURCHASE PRICE   DECEMBER 31,
LOCATION OF SYSTEMS     PREDECESSOR OWNER                        ACQUISITION DATE  (IN MILLIONS)        1999
-------------------     -----------------                        ----------------  -------------        ----
Ridgecrest, CA         Benchmark Communications                 March 1996             $ 18.8           9,300
Kern Valley, CA        Booth American Company                   June 1996                11.0           5,950
Nogales, AZ            Saguaro Cable TV Investors, L.P.         December 1996            11.4           8,000
Valley Center, CA      Valley Center Cable Systems, L.P.        December 1996             2.5           1,950
Dagsboro, DE           American Cable TV Investors 5, Ltd.      June 1997                42.6          31,300
Sun City, CA           Cox Communications, Inc.                 September 1997           11.5          10,100
Clearlake, CA          Jones Intercable, Inc.                   January 1998             21.4          18,250
Various States         Cablevision Systems Corporation          January 1998            308.2         271,850
Caruthersville, MO     Cablevision Systems Corporation          October 1998              5.0           3,900
Various States         Zylstra Communications Corporation       October 1999             19.5          14,000
Various States         Triax Midwest Associates, L.P.           November 1999           740.1         344,400
                                                                                    ---------         -------
                                                                                    $ 1,192.0         719,000
                                                                                    =========         =======

DESCRIPTION OF OUR OPERATING REGIONS

   OVERVIEW

     The table below and the discussion that follows provide an overview of selected operating and technical statistics for our regions as of December 31, 1999, unless otherwise indicated. Substantially all of the cable systems in the North Central and Midwest regions resulted from the Triax acquisition completed in November 1999.



                                 NORTH
                                CENTRAL      MIDWEST      SOUTHERN   MID-ATLANTIC    CENTRAL     WESTERN       TOTAL
                                -------      -------      --------   ------------    -------     -------       -----
OPERATING DATA:

Homes passed...............      253,100      270,200     192,250      126,200      126,200       103,550  1,071,500
Basic subscribers..........      176,700      173,700     138,300        87,400      81,350       61,550     719,000
Basic penetration..........         69.8%        64.3%        71.9%        69.3%        64.5%       59.4%        67.1%
Premium service units......       89,025       83,650     193,000        82,975     108,875       29,475     587,000
Premium penetration........         50.4%        48.2%       139.6%        94.9%       133.8%       47.9%        81.6%
Average monthly revenues
    per basic subscriber(1)       $33.89       $34.46       $37.51       $35.71      $34.80       $39.37      $35.52

CABLE NETWORK DATA:

Miles of plant.............        4,500        5,243        4,900        3,005       3,029        1,767      22,444
Density(2).................           57          52            39           42          42           59          48
Headend facilities.........          148         159            53           12          66           11         449
Headend facilities after
   upgrades(3).............          23           22            10            7          18           10          90
Percentage of basic subscribers
   at 550MHz to 750MHz.....         36.6%        33.3%        73.8%        93.8%       81.8%        57.1%        56.8%

------------------

(1) Represents average monthly revenues for the three months ended December 31, 1999, divided by average basic subscribers for such period.
(2)  Represents homes passed divided by miles of plant.
(3) Represents number of headend facilities by December 2002 based on our current upgrade program.


   NORTH CENTRAL REGION

     The North Central region consists of systems in Iowa, Minnesota, South Dakota and Wisconsin. The North Central region's larger systems serve the communities of Esterville and Spencer Iowa; Lake Minnetonka, Savage and Prior Lake, Minnesota; Yankton, South Dakota; and Praire du Chien, Mauston, Platteville and Viroqua, Wisconsin.

     By December 2002, we expect that 88% of the North Central region's basic subscribers will be served by systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability. At that time, we expect the number of the region's headend facilities will be reduced from 148 to 23 and that 62% of the region's basic subscribers will be served by five headend facilities

   MIDWEST REGION

     The Midwest region consists of systems principally in Illinois and Indiana. The Midwest region's larger systems serve the communities of Jacksonville, Ottawa, Pontiac and Streater, Illinois; and Angola, Auburn, Bluffton, Bremen, Kendallville and North Webster, Indiana.

     By December 2002, we expect that 88% of the Midwest region's basic subscribers will be served by systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability. At that time, we expect the number of the region's headend facilities will be reduced from 159 to 22 and that 91% of the region's basic subscribers will be served by five headend facilities.

   SOUTHERN REGION

     Over 83% of our basic subscribers in the Southern region are located in the suburbs and outlying areas of Pensacola, Fort Walton Beach and Panama City, Florida; Mobile and Huntsville, Alabama; and Biloxi, Mississippi. The internal subscriber growth for this region was 3.1% for the period ending December 31, 1999. We measure internal subscriber growth as the percentage change in basic subscribers over a 12-month period, excluding the effects of acquisitions.

     By December 2002, we anticipate that 95% of the Southern region's basic subscribers will be served by systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability and that the number of headend facilities will be reduced from 53 to ten. At that time, we expect that 83% of the region's basic subscribers will be served by five headend facilities.

   MID-ATLANTIC REGION

     The Mid-Atlantic region's systems serve communities in lower Delaware, southeastern Maryland and the northeastern and western areas of North Carolina. Our two largest systems in this region are Hendersonville, North Carolina, near Asheville, North Carolina; and lower Delaware, outside of Ocean City, Maryland. The internal subscriber growth for this region was 2.2% for the period ending December 31, 1999.

     By December 2002, we expect that 95% of the Mid-Atlantic region's basic subscribers will be served by systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability and that the number of headend facilities will be reduced from 12 to seven. At that time, we expect that 93% of the region's basic subscribers will be served by three headend facilities.

   CENTRAL REGION

     The Central region's systems serve the suburbs and outlying areas of Kansas City and Springfield, Missouri; Topeka, Kansas, and communities in the western portion of Kentucky. The internal basic subscriber growth rate of this region was 0.3% for the period ending December 31, 1999.

     By December 2002, we expect that 90% of the Central region's basic subscribers will be served by systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability and that the number of headend facilities will be reduced from 66 to 18. At that time, we expect that 80% of the region's basic subscribers will be served by five headend facilities.

   WESTERN REGION

     The Western region's systems serve communities in the following areas:
Clearlake, California; the Indian Wells Valley in central California; portions of Riverside County and San Diego County, California; and Apache Junction and Nogales, Arizona and outlying areas. The region's internal basic subscriber growth was 0.6% for the period ending December 31, 1999.

     By December 2002, we expect that 90% of the Western region's basic subscribers will be served by systems with at least 550MHz bandwidth capacity and two-way communications capability. At that time, we expect that the region's basic subscribers will be served by 10 headend facilities.

TECHNOLOGY OVERVIEW

     As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we plan to make significant investments in our cable network over the three-year period ending December 2002. During such period, we intend to invest approximately $400 million, with approximately $240 million used to upgrade our cable network. The remaining $160 million will be spent on plant expansion, digital headend facilities and set-top boxes, cable modems and maintenance. The objectives of our upgrade program are:

     o   to increase the bandwidth capacity to 750MHz or higher;

     o   to activate two-way communications capability;

     o to consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

     o to allow us to provide digital cable television, two-way, high-speed Internet access, interactive video and other telecommunications services.

     The following table describes the technological state of our cable network as of December 31, 1999 and through December 31, 2002, based on our current upgrade plans:


                                                                          PERCENTAGE OF BASIC SUBSCRIBERS
                                                                          -------------------------------
                                                                    LESS THAN    400MHZ-    550MHZ-  |  TWO-WAY
                                                                      400MHZ     450MHZ     750MHZ   | CAPABLE
                                                                      -------------------------------|---------
                                                                                                     |
     December 31, 1999..........................................        21%        22%        57%    |    11%
     December 31, 2000..........................................         7%        21%        72%    |    42%
     December 31, 2001..........................................         0%        19%        81%    |    67%
     December 31, 2002..........................................         0%         9%        91%    |    91%



     By December 2002, we expect that 91% of our basic subscribers will be served by systems with two-way communications capability. This will permit our customers to send and receive signals over the cable network so that interactive services, such as video-on-demand, will be accessible and high-speed Internet access will not require a separate telephone line. Two-way communications capability will also position us to offer cable telephony, using either Internet protocol telephony as it becomes commercially feasible, or the traditional switching technologies that are currently available.

     A central feature of our upgrade program is the deployment of high capacity, hybrid fiber-optic coaxial architecture. The hybrid fiber optic coaxial architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires a more extensive signal amplification in order to obtain the desired levels for delivering channels. In most of our systems, we connect fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a system's main, high-capacity fiber optic cable that is shared by a number of customers. Coaxial cable is then connected from each node to the individual homes or buildings. We believe hybrid fiber optic coaxial architecture provides higher capacity, superior signal quality, greater network reliability and reduced operating costs than traditional cable network design. Together with our plans for two-way communications capability, we believe hybrid fiber optic coaxial architecture will enhance our cable network's capability to provide advanced telecommunications services.

     As of December 31, 1999, our systems were operated from 449 headend facilities. We believe that fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. By December 2002, we plan to eliminate 359 headend facilities so that all of our customers will be served by 90 headend facilities and 92% of our customers will be served by 40 headend facilities.

     As part of this headend consolidation program, we plan to deploy over 10,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. We expect to construct our regional networks with excess fiber optic capacity in order to accommodate new and expanded products and services in the future.

SALES AND MARKETING

     We seek to be the premier provider of entertainment, information and telecommunications services in the markets we serve. Our marketing programs and campaigns offer a variety of cable services creatively packaged and tailored to appeal to each of our local markets and to segments within each market. We routinely survey our customers to ensure that we are meeting their demands and our customer surveys keep us abreast of our competition so that we can counter effectively competitors' service offerings and promotional campaigns. With our strong local presence, we interact with our customers on a more individualized basis allowing us to better service our customers and enhance customer loyalty and trust.

     We use a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events, typically sponsored by programming services and cross-channel promotion of new services and pay-per-view.

     We build awareness of our brand through a variety of promotional campaigns, particularly in our newly acquired systems. As a result of our branding efforts, our emphasis on customer service and our investments in the cable network, we believe we have developed a reputation for quality, reliability and timely introduction of new products and services.

     We invest a significant amount of time, effort and financial resources in the training and evaluation of our marketing professionals and customer sales representatives. Our customer sales representatives customize their sales presentation to fit each of our customers' specific needs by conducting focused consumer research and are given the incentive to use their frequent contact with our customers as opportunities to sell our new products and services. As a result, we believe we can accelerate the introduction of new products and services to our customers and achieve high success rates in attracting and retaining customers.

PROGRAMMING SUPPLY

     We have various contracts to obtain basic and premium programming for the systems from program suppliers whose compensation is typically based on a fixed fee per customer. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to us. Our successful marketing of multiple premium service packages emphasizing customer value enables us to take advantage of such cost incentives. In addition, we are a member of the National Cable Television Cooperative, Inc., a programming consortium consisting of small to medium-sized multiple system operators serving, in the aggregate, over ten million cable subscribers. The consortium helps create efficiencies in the areas of obtaining and administering programming contracts, as well as securing more favorable programming rates and contract terms for small to medium-sized cable operators. We intend to negotiate programming contract renewals both directly and through the consortium to obtain the best available contract terms.

     Our programming costs are expected to increase in the future due to additional programming being provided to our customers, increased costs to purchase programming, inflationary increases and other factors affecting the cable television industry. Although we will legally be able to pass through expected increases in our programming costs to customers, there can be no assurance that the marketplace will allow us to do so. We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2002. None of these consents require payment of fees for carriage. However, we have entered into agreements with certain stations to carry satellite-delivered cable programming, which is affiliated with the network carried by such stations.

     Currently, there are over 150 cable networks seeking to be carried on our systems. We leverage our analog and digital channel capacity resulting from our capital improvement program to negotiate more favorable long-term contracts with our programming suppliers and utilize other financial arrangements to offset programming cost increases.

CUSTOMER RATES

     Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 1999, our monthly basic service rates for residential customers ranged from $4.93 to $35.95; the combined monthly basic and expanded basic service rates for residential customers ranged from $17.69 to $36.95; and per-channel premium service rates, not including special promotions, ranged from $0.30 to $12.50 per service for our systems. For the three months ended December 31, 1999, after giving pro forma effect to the acquisitions of the Triax and Zylstra Systems for this period, the weighted average monthly rate for our combined basic and expanded basic services was approximately $27.17.

     Prior to our acquisition of the Triax systems, we were an eligible small cable company under FCC rules which enabled us to utilize a simplified rate setting methodology for most of the systems in establishing maximum rates for basic and expanded basic services. This methodology almost always results in rates that exceed those produced by the benchmark and cost-of-service rules applicable to larger cable operators. The benchmark and cost-of-service rules refer to the rate setting methodologies prescribed by the FCC. Prior to our acquisition of their systems, Triax also used the simplified rate setting methodology, although in a small percentage of their systems. Although we are no longer an eligible small cable company, in most cases, our systems which utilized this methodology, including the recently acquired Triax systems, are allowed to maintain the rates set thereby. We believe that our rate practices are generally consistent with the current practices in the industry.

     A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge monthly fees for converters and remote control tuning devices and also charge administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge in the majority of the systems and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. Multiple dwelling units, which include commercial customers as well as condominiums and apartment complexes, may be offered a bulk rate in exchange for single-point billing and basic service to all units.

     In addition to customer fees, we derive modest amounts of revenues from the sale of local spot advertising time on locally originated and satellite-delivered programming and from affiliations with home shopping services, which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts. We expect to increase the sale of advertising time and the revenues derived from such sales as a result of the consolidation of our headend facilities. This consolidation will significantly increase the number of customers we serve from many of our headend facilities which we expect will result in increased advertising revenues.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

     We are dedicated to providing superior customer service. Our emphasis on system reliability and customer satisfaction is a cornerstone of our business strategy. We expect that on-going investments in our cable network will significantly strengthen customer service as it will enhance the reliability of our cable network and allow us to introduce new programming and other services to our customers. We have implemented stringent internal customer service standards, which we believe meet or exceed those established by the National Cable Television Association. We maintain five regional calling centers, which service 90% of our systems' customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

     In addition, we are dedicated to fostering strong community relations in the communities served by our systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the "Cable in the Classroom" program, which is a national effort by cable companies to provide schools with free cable television service and, where available, Internet access. We also install and provide free cable television service to government buildings and not-for-profit hospitals in our franchise areas. We believe that our relations with the communities in which our systems operate are good.

FRANCHISES

     Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the granting of insurance and indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended.

     As of December 31, 1999, our systems were subject to 891 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984 prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of our systems' basic subscribers are in service areas that require a franchise. The table below groups the franchises of our systems by date of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 1999.



                                                                   PERCENTAGE OF    NUMBER OF      PERCENTAGE OF
                                                     NUMBER OF         TOTAL          BASIC         TOTAL BASIC
     YEAR OF FRANCHISE EXPIRATION                    FRANCHISES     FRANCHISES     SUBSCRIBERS      SUBSCRIBERS
     ----------------------------------------------------------------------------------------------------------
     2000 through 2003..........................        260             29.2%        232,555           32.3%
     2004 and thereafter........................        631             70.8%        486,445           67.7%
                                                        ---             ----         -------           ----
                 Total..........................        891            100.0%        719,000          100.0%
                                                        ===            =====         =======          =====



     The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the fair market value for the system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

     We believe that we generally have good relationships with our franchising communities. We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us.

COMPETITION

   PROVIDERS OF BROADCAST TELEVISION AND OTHER ENTERTAINMENT

     Cable systems compete with other communications and entertainment media, including over-the-air television broadcast signals that a viewer is able to receive directly. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources.

   DIRECT BROADCAST SATELLITE PROVIDERS

     Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming services to 13.1 million individual households, condominiums, apartments and office complexes in the United States.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small roof top or side-mounted antenna, and it is accessible in areas where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers. DBS service is being heavily marketed on a nationwide basis by several service operators. We believe our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to customers by DBS systems. We have deployed and will continue to deploy digital cable service in the markets we serve.

     Two major companies, DirecTV and Echostar, are currently providing nationwide high-power DBS services, which typically offer to their customers more than 300 channels of programming, including programming similar to that provided by cable systems. Until recently, DBS operators could not legally deliver local broadcast signals. Legislation permitting DBS operators to retransmit local broadcast signals was enacted on November 29, 1999. This eliminates a significant competitive advantage which cable system operators have had over DBS operators. DirecTV and Echostar have begun delivering local broadcast signals in the largest markets and there are plans to expand such coverage to many more markets over the next year. We are unable to predict the effects this legislation and these competitive developments might have on our business and operations.

   MULTICHANNEL MULTIPOINT DISTRIBUTION SYSTEMS

     Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of wireless cable services to compete with cable systems has been limited by a channel capacity of up to 35-channels and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, may enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel's signal.

   PRIVATE CABLE TELEVISION SYSTEMS

     Private cable television systems compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems, often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

   TRADITIONAL OVERBUILDS

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. Franchising authorities have from time to time granted additional franchises to other companies, including other cable operators or telephone companies, and these additional franchises might contain terms and conditions more favorable than those afforded to the incumbent cable operator. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system may be able to avoid significant local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve may over time become competitors. We believe that various entities are currently offering cable service to an estimated 20,000 homes passed in the service areas of our franchises.

   INTERNET ACCESS

     We have begun to accelerate the offering by our cable systems of high-speed Internet access to our basic subscribers. These cable systems will compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISP's, and local and long distance telephone companies.

     Recently, a number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. Several local franchising authorities have been examining the issue and a few have required cable operators to provide such access. A U.S. District Court recently ruled that localities are authorized to require such access. This decision is being appealed. Some cable companies have initiated litigation challenging municipal open access requirements. The FCC has thus far declined to take action on ISP's access to broadband cable facilities. Congress and several state and local jurisdictions are also reviewing this issue.

     The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services offered by our competitors or what impact these competitive ventures may have on our business operations.

   OTHER COMPETITION

     The FCC has authorized a new interactive television service which permits non-video transmission of information between an individual's home and entertainment and information service providers. This service, which can be used by direct broadcast satellite systems, television stations and other video programming distributors, including cable television systems, is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

     The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC recently completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable television systems.

     The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the competitive effect that ongoing or future developments might have on the cable industry.

EMPLOYEES

     As of December 31, 1999, we employed 1,242 full-time employees and 182 part-time employees. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

                           LEGISLATION AND REGULATION

     A federal law known as the Communications Act of 1934, (the "Communications Act"), as amended, establishes a national policy to guide the regulation, development and operation of cable communications systems. In 1996, a comprehensive amendment to the Communications Act became effective and is expected to promote competition and decrease governmental regulation of various communications industries, including the cable television industry. However, until the desired competition develops, various federal, state and local governmental units will have broad regulatory authority and responsibilities over telecommunications and cable television matters. The courts, especially the federal courts, will continue to play an important oversight role as the statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

     The Communications Act allocates principal responsibility for enforcing the federal policies between the FCC, state and local governmental authorities. The FCC and state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Communications Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. We expect that further court actions and regulatory proceedings will occur and will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations. In the following paragraphs, we summarize the federal laws and regulations materially affecting the growth and operation of the cable industry. We also provide a brief description of certain state and local laws.

FEDERAL REGULATION

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     o   subscriber rates;

     o the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;

     o the use of our cable systems by the local franchising authorities, the public and other unrelated companies;

     o   our franchise agreements with local governmental authorities;

     o   cable system ownership limitations and prohibitions; and

     o   our use of utility poles and conduit.

   SUBSCRIBER RATES

     The Communications Act and the FCC's regulations and policies limit the ability of cable systems to raise rates for basic services and equipment. No other rates can be regulated. Federal law exempts cable systems from rate regulation of cable services and customer equipment only in communities that are subject to effective competition, as defined by federal law. Federal law also prohibits the regulation of cable operators' rates where comparable video programming services, other than direct broadcast satellites, are offered by local telephone companies, or their related parties, or by third parties using the local telephone company's facilities.

     Where there is no effective competition to the cable operator's services, federal law gives local franchising authorities the responsibility to regulate the rates charged by the operator for:

     o the lowest level of programming service offered by cable operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise; and

     o the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the operator's rates.

     Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable system operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using a detailed cost-of-service methodology. The FCC's rules also require franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

     If the local franchising authority concludes that an operator's rates are too high under the FCC's rate rules, the local franchising authority may require the operator to reduce rates and to refund overcharges to subscribers, with interest. The operator may appeal adverse local rate decisions to the FCC.

     The FCC's regulations allow an operator to modify regulated rates on a quarterly or annual basis to account for changes in:

     o   the number of regulated channels;

     o   inflation; and

     o certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

     As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by small cable systems owned by small cable companies. A small cable system is defined as a cable television system which serves 15,000 or fewer basic customers. A small cable company is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, i.e., a larger cable television company does not own more that a 20 percent equity share or exercise legal control. This small system rate-setting methodology almost always results in rates which exceed those produced by the benchmark and cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible small system grows larger than 15,000 basic customers, it can maintain its then current rates, but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a small cable company grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. We were a small cable company, but with the completion of the Triax acquisition, we no longer enjoy this status. However, as noted above, the systems with less than 15,000 customers owned by us prior to the completion of the Triax acquisition remain eligible for small cable system rate regulation.

     The Communications Act and the FCC's regulations also:

     o require operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

     o prohibit regulation of non-predatory bulk discount rates offered by operators to subscribers in commercial and residential developments; and

     o permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

   CONTENT REQUIREMENTS

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     o to elect once every three years to require a cable system to carry the station, subject to certain exceptions; or

     o to negotiate with us on the terms by which we carry the station on our cable system, commonly called retransmission consent.

     The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     o all distant commercial television stations, except for commercial satellite-delivered independent superstations such as WGN;

     o   commercial radio stations; and

     o   certain low-power television stations.

     The FCC has also initiated an administrative proceeding to consider the requirements, if any, for mandatory carriage of digital television signals offered by local television broadcasters. We are unable to predict the ultimate outcome of this proceeding or the impact of new carriage requirements on the operations of our cable systems.

     The Communications Act requires our cable systems to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic cable service tier. However, we are not required to comply with this requirement until December 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. Many of our cable systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement. We anticipate having significant capital expenditures over the next two to three years in order for us to meet this requirement. We are unable to predict whether the full implementation of this statutory provision in December 2002 will have a material impact on the operation of our cable systems.

     To increase competition between cable operators and other video program distributors, the Communications Act and the FCC's regulations:

     o preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

     o   require  such   programmers   to  sell  their   programming   to  other
         unaffiliated video program distributors; and

     o limit the ability of such programmers to offer exclusive programming arrangements to their related parties.

     The Communications Act and the FCC's regulations contain restrictions on the transmission by cable operators of obscene or indecent programming. It requires cable operators to fully block both the video and audio portion of sexually explicit or indecent programming on channels that are primarily dedicated to sexually oriented programming or alternatively to carry such programming only at safe harbor time periods, which are currently defined by the FCC as the hours between 10 p.m. to 6 a.m. A three-judge federal district court recently determined that this provision was unconstitutional. The federal government appealed the lower court's decision to the United States Supreme Court which recently agreed to review this case.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     o our use of syndicated and network programs and local sports broadcast programming;

     o   advertising in children's programming;

     o   political advertising;

     o   origination cablecasting;

     o   sponsorship identification; and

     o   closed captioning of video programming.

   USE OF OUR CABLE SYSTEMS BY THE GOVERNMENT AND UNRELATED THIRD PARTIES

     The Communications Act allows local franchising authorities and unrelated third parties to have access to our cable systems' channel capacity for their own use. For example, it:

     o permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

     o requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

     The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

     o the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

     o   the terms and conditions for commercial use of such channels; and

     o the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

     The FCC has from time to time received petitions from Internet service providers to require access to our cable systems. We cannot predict if these or other similar proposals will be adopted, or, if adopted, whether they will have an adverse impact on our business and operations.

   FRANCHISE MATTERS

     We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities. For example, the Communications Act:

     o affirms the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

     o   generally   prohibits  us  from  operating  in  communities  without  a franchise;

     o   encourages competition with existing cable systems by:

         -- allowing municipalities to operate their own cable systems without franchises, and

         -- preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area;

     o permits local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

     o permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability; and

     o   generally prohibits franchising authorities from:

         -- imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

         -- imposing franchise fees on revenues we derived from providing telecommunications services over our cable systems,

         -- restricting  our  use  of  any  type  of  subscriber   equipment  or
            transmission technology, and

         -- limits our payment of franchise fees to the local franchising authority to 5.0% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on us in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

     Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators' First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

   OWNERSHIP LIMITATIONS

     The Communications Act generally prohibits us from owning or operating a satellite master antenna television system or multichannel multipoint distribution system in any area where we provide franchised cable service and do not have effective competition, as defined by federal law. We may, however, acquire and operate a satellite master antenna television system in our existing franchise service areas if the programming and other services provided to the satellite master antenna television system subscribers are offered according to the terms and conditions of our local franchise agreement.

     The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator. A federal district court has concluded that this subscriber limitation is unconstitutional and the FCC has stayed its enforcement; an appeal of this decision is pending in a federal appellate court. Pending further action by the federal courts, the FCC recently reconsidered its cable ownership regulations and:

     o changed its subscriber ownership limit to 30% of subscribers to multi-channel video programming distributors nationwide, but maintained its voluntary stay on enforcement of that limitation pending further action;

     o reaffirmed its subscriber ownership information reporting rules that require any person holding an attributable interest, as defined by FCC rules, in cable systems reaching 20% or more of homes passed by cable plant nationwide to notify the FCC of any incremental change in that person's cable ownership interests;

     o   retained its 5% voting stock attribution benchmark;

     o   raised the passive investor voting stock benchmark from 10% to 20%; and

     o adopted a new equity/debt rule that will attribute any interest of over 33% of the total assets, I.E., debt plus equity, voting or nonvoting, of an entity.

     The Communications Act and FCC regulations also impose limits on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an interest. A federal district court has also declared this statutory provision unconstitutional. An appeal of the district court's decision has been consolidated with the appeal challenging the FCC's subscriber ownership limitation regulations.

     The 1996 amendments to the Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation remains in place pending re-examination, although the FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

     The 1996 amendments to the Communications Act also made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     o eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

     o   preempted  legal  barriers  to   telecommunications   competition  that
         previously existed in state and local laws and regulations;

     o   set  basic  standards  for  relationships  between   telecommunications
         providers; and

     o generally limited acquisitions and prohibited joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. A federal appellate court recently overturned various parts of the FCC's open video rules, including the FCC's preemption of local franchising requirements for open video operators.

   POLE ATTACHMENT REGULATION

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems' use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC's current rate formula, which is being reevaluated by the FCC, governs the maximum rate certain utilities may charge for attachments to their poles and conduit by cable operators providing only cable services and until 2001, by certain companies providing telecommunications services. The FCC also adopted a new rate formula that will be effective in 2001 and will govern the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision, which requires that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. The lower court's decision was upheld on appeal. We are unable to predict the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

   OTHER REGULATORY REQUIREMENTS OF THE COMMUNICATIONS ACT AND THE FCC

     The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. The FCC is also considering additional rules relating to inside wiring that, if adopted, may disadvantage incumbent cable operators.

     The Communications Act includes provisions, among others, regulating and the FCC actively regulates other parts of our cable operations, involving such areas as:

     o   equal employment opportunity;

     o   consumer protection and customer service;

     o   technical standards and testing of cable facilities;

     o   consumer electronics equipment compatibility;

     o   registration of cable systems;

     o   maintenance of various records and public inspection files;

     o   microwave frequency usage; and

     o   antenna structure notification, marking and lighting.

     The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

     Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that Congress and other governmental bodies will make further attempts relating to the regulation of cable communications services.

   COPYRIGHT

     Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators like us. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the American Society of Composers and Publishers, commonly referred to as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer through to the viewer licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations which negotiate on behalf of their copyright owners for license fees covering each performance. The cable industry and the major music performing rights organizations are negotiating a standard licensing agreement covering the performance of music contained in advertising and other information inserted by operators into cable programming and on local access and origination channels carried on cable systems. Rate courts established by a New York federal court exist to determine appropriate copyright coverage and royalty fees in the event the parties fail to reach a settlement or to negotiate renewals of licensing agreements. Although we cannot predict the ultimate outcome of these industry negotiations or the amount of any license fees we may be required to pay for past and future use of music, we do not believe such license fees will be significant to our financial position, results of operations or liquidity.

STATE AND LOCAL REGULATION

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     o   franchise fees;

     o   franchise term;

     o   system construction and maintenance obligations;

     o   system channel capacity;

     o   design and technical performance;

     o   customer service standards;

     o   sale or transfer of the franchise;

     o   territory of the franchise;

     o   indemnification of the franchising authority;

     o   use and occupancy of public streets; and

     o   types of cable services provided.

     A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, no state in which we operate has enacted such state-level regulation. State and local franchising jurisdiction is not unlimited; however, it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

     The foregoing describes all material present and proposed federal, state and local regulations and legislation affecting the cable industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our cable operations can be predicted at this time.

ITEM 2.       PROPERTIES

     Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers' homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Some basic subscribers of the systems utilize converters that can be addressed by sending coded signals from the headend facility over the cable network. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment.

     We own the real property housing our regional call centers in Gulf Breeze, Florida; Chillicothe, Illinois; and Waseca, Minnesota as well as numerous locations for business offices and warehouses throughout our operating regions. We lease space for our other regional call centers in Benton, Kentucky; and Hendersonville, North Carolina. We also lease additional locations for business offices and warehouses throughout our operating regions. Our headend facilities, signal reception sites and microwave facilities are located on owned and leased parcels of land, and we generally own the towers on which certain of our equipment is located. We own most of our service vehicles. We believe that our properties both owned and leased, are in good condition and are suitable and adequate for our operations.

     Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the systems require maintenance and periodic upgrading to improve system performance and capacity.

ITEM 3.       LEGAL PROCEEDINGS

     On January 19, 2000, Grey Advertising Inc. and Mediacom Inc., a wholly-owned subsidiary of Grey, filed an action against us in the United States District Court for the Southern District of New York asserting trademark infringement, among other claims. The complaint alleges that Grey owns a federally registered trademark for "Mediacom" and that our use of this name constitutes trademark infringement. Grey is seeking a permanent injunction to prohibit us from using the Mediacom name in the conduct of our business together with unspecified monetary damages. We have denied the substantive allegations of the complaint and are defending the action. If we are found to have infringed the proprietary rights of Grey with respect to our use of the "Mediacom" mark or variations thereof, we could be enjoined from using the "Mediacom" mark in connection with our business and be required to pay material monetary damages.

     There are no other material pending legal proceedings to which we are a party or to which any of our properties are subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS


     Our Class A common stock has been traded on the Nasdaq National Market under the symbol "MCCC" since February 4, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low closing sales prices for our Class A common stock as reported by the Nasdaq National Market:



                                                                             High          Low
                                                                             ----          ---
    First Quarter (from February 4, 2000 through March 15, 2000)           $ 19 3/4    $ 13 15/16


     On March 15, 2000, the last reported sale price for our Class A common stock on the Nasdaq National Market was $18.00 per share. As of March 15, 2000, there were 26 holders of record of our Class A common stock, and there were 14 holders of record of our Class B common stock.

     We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend on various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the indentures relating to our outstanding indebtedness restrict our payment of dividends.

USE OF PROCEEDS FROM OUR INITIAL PUBLIC OFFERING

     The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-90879) and which relates to the initial public offering of our Class A common stock, was February 3, 2000. A total of 23,000,000 shares of our Class A common stock, including 3,000,000 shares to cover any over-allotment of shares, were registered at a proposed maximum aggregate offering price of $460.0 million.

     The offering commenced on February 4, 2000 and was completed on February 9, 2000. The managing underwriters for the offering were Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., CIBC World Markets Corp and First Union Securities, Inc. A total of 20,000,000 shares of our Class A common stock were sold in the offering for an aggregate offering price of $380.0 million. Our net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.8 million, were $354.4 million and were used to repay bank indebtedness.

ITEM 6.       SELECTED FINANCIAL DATA

     In the table below, we provide you with:

     o selected historical financial data for the year ended December 31, 1995 and for the period from January 1, 1996 through March 11, 1996, and balance sheet data as of December 31, 1995, which are derived from the audited financial statements of Benchmark Acquisition Fund II Limited Partnership, which is our predecessor company; and

     o selected historical consolidated financial and operating data for the period from the commencement of our operations on March 12, 1996 through December 31, 1996 and for the years ended December 31, 1997, 1998 and 1999, and balance sheet data as of December 31, 1996, 1997, 1998 and 1999, which are derived from and should be read in conjunction with the audited consolidated financial statements of Mediacom LLC.

     Mediacom LLC commenced operations on March 12, 1996 with the acquisition of a cable system from Benchmark Acquisition Fund II Limited Partnership and has since completed ten additional acquisitions as of December 31, 1999. The historical results of operations of the systems acquired have been included from their respective dates of acquisition to the end of the period presented.

     Mediacom LLC was formed as a limited liability company in July 1995 and since that time its taxable income or loss has been included in the federal and certain state income tax returns of our members.

     We are a Delaware corporation that was organized in November 1999. Upon completion of our initial public offering, we became subject to the provisions of Subchapter C of the Internal Revenue Code. As a C corporation, we will be fully subject to federal, state and local income taxes.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                    SELECTED FINANCIAL DATA

                                            PREDECESSOR                               MEDIACOM LLC
                                       ---------------------      ----------------------------------------------------
                                         YEAR      JANUARY 1         MARCH 12        YEAR           YEAR          YEAR
                                        ENDED       THROUGH          THROUGH         ENDED         ENDED         ENDED
                                     DECEMBER 31,  MARCH 11,       DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                         1995        1996              1996          1997           1998          1999
                                         ----        ----              ----          ----           ----          ----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER SUBSCRIBER AMOUNT)
STATEMENT OF OPERATIONS DATA:

    Revenues                           $ 5,171       $ 1,038          $ 5,411       $ 17,634     $ 129,297    $    176,052
    Costs and expenses:

       Service costs                     1,536           297            1,511          5,547        43,849          58,058
       Selling, general and
         administrative expenses         1,059           222               931          2,696        25,596         32,949
       Management fee expense(1)           261            52               270            882         5,797          6,951
       Depreciation and amortization     3,945           527             2,157          7,636        65,793        101,065
       Non-cash stock charges(2)            -             -                 -              -             -          15,445
                                       -------        ------           -------      ---------    ----------      ---------
    Operating income (loss)             (1,630)          (60)              542            873       (11,738)       (38,416)
    Interest expense, net(3)               935           201             1,528          4,829        23,994         37,817
    Other expenses                          -              -               967            640         4,058          5,087
                                       -------        ------           -------      ---------    ----------      ---------
    Net loss                           $(2,565)       $ (261)         $ (1,953)        (4,596)   $  (39,790)  $    (81,320)
                                       =======        ======          ========      =========    ==========   ============

    Basic and diluted net loss
       per share(4)                                                   $  (4.45)     $   (3.66)   $    (5.28)  $      (4.11)
    Weighted average common
       shares outstanding(4)                                           438,551      1,255,501     7,537,912     19,797,130

BALANCE SHEET DATA (END OF
PERIOD):

    Total assets                       $ 8,149                        $ 46,560      $ 102,791    $  451,152   $  1,265,926
    Total debt                          12,217                          40,529         72,768       337,905      1,139,000
    Total redeemable members'
       equity                           (4,568)                          4,537         24,441        78,651         54,615

SUPPLEMENTARY DATA:
    System cash flow(5)                $ 2,576        $  519          $  2,969      $   9,391    $   59,852   $     85,045
    System cash flow margin(6)            49.8%         50.0%             54.9%          53.3%         46.3%          48.3%
    EBITDA(7)                          $ 2,315           467          $ 2,699       $   8,509    $   54,055   $     78,094
    EBITDA margin(8)                      44.8%         45.0%             49.9%          48.3%         41.8%          44.4%

    Net cash flows provided by
       operating activities            $ 1,478        $  226          $    237      $   7,007      $ 53,556   $     54,216
    Net cash flows used in
       investing activities              (261)           (86)          (45,257)       (60,008)     (397,085)      (851,548)
    Net cash flows (used in)
       provided by financing
       activities                       (1,077)            -            45,416         53,632       344,714        799,593

OPERATING DATA

(END OF PERIOD, EXCEPT AVERAGE):
    Homes passed(9)                                                     38,749         87,750       520,000      1,071,500
    Basic subscribers(10)                                               27,153         64,350       354,000        719,000
    Basic penetration(11)                                                 70.1%          73.3%         68.1%          67.1%
    Premium service units(12)                                           11,691         39,288       407,100        587,000
    Premium penetration(13)                                               43.1%          61.1%        115.0%          81.6%
    Average monthly revenues
       per basic subscriber(14)                                                     $   32.11    $    32.88   $      35.52

                                                                                                          (NOTES ON FOLLOWING PAGE)


                        NOTES TO SELECTED FINANCIAL DATA

(1) Represents fees paid to Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation, for management services rendered to our operating subsidiaries. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. The management agreements with Mediacom Management were amended effective November 19, 1999 in connection with an amendment to Mediacom LLC's operating agreement. The amended agreements provided for management fees equal to 2% of annual gross revenues. Each of the management agreements was terminated upon the completion of our initial public offering. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. These expenses will be reflected as our corporate expense, which we estimate will amount to approximately 2% of our annual gross revenues.

(2) Represents a non-cash stock charge of approximately $628,000 associated with amendments to our management agreements with Mediacom Management for which additional equity interests were granted to a Mediacom LLC member and an approximate $14.8 million non-cash stock charge associated with a grant of equity interests to certain members of our management team in 1999. See Notes 10 and 15 of Mediacom LLC's consolidated financial statements for further discussion.

(3) Net of interest income. Interest income for the periods presented was not material.

(4) Basic and diluted loss per share is calculated based on the weighted average shares outstanding. The weighted average shares outstanding is computed based on the conversion ratio used to exchange the Mediacom LLC's membership units for shares of Mediacom Communications Corporation Class A and Class B common stock immediately prior to Mediacom Communications Corporation's initial public offering. See Note 3 of Mediacom LLC's consolidated financial statements.

(5) Represents EBITDA, as defined in note 7 below, before management fee expense. System cash flow:

     o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

     o is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     System cash flow is included in this report because our management believes that system cash flow is a meaningful measure of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of system cash flow may not be identical to similarly titled measures reported by other companies.

(6) Represents system cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 5 above.

(7) Represents operating income (loss) before depreciation and amortization and non-cash stock charges. EBITDA:

     o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

     o is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     EBITDA is included in this report because our management believes that EBITDA is a meaningful measure of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

(8) Represents EBITDA as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 7 above.

(9) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(10) Represents subscribers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and/or certain satellite-delivered cable television services and who are usually charged a flat monthly rate for a number of channels.

(11) Represents basic subscribers as a percentage of total number of homes passed.

(12) Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(13) Represents premium service units as a percentage of total number of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.

(14) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Average monthly revenues per basic subscriber includes the revenues of acquisitions of cable systems made during the last three months of the period as if such acquisitions were completed at the beginning of the three month period. This measurement is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We materially expanded our business in 1997, 1998 and 1999 through acquisitions. The acquisitions of the Zylstra and Triax systems in October and November 1999 doubled the number of our basic subscribers. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. As such, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

GENERAL

     Our revenues are primarily attributable to monthly subscription fees charged to basic subscribers for our basic and premium cable television programming services.

     o Basic revenues consist of monthly subscription fees for all services other than premium programming and also include monthly charges for customer equipment rental and installation fees.

     o Premium revenues consist of monthly subscription fees for programming provided on a per channel basis or as part of premium service packages.

     o Other revenues represent pay-per-view charges, late payment fees, advertising revenues and commissions related to the sale of goods by home shopping services. Pay-per-view is programming offered on a per-program basis, which a subscriber selects and pays a separate fee.

     The following table sets forth for the periods indicated the percentage of our total revenues attributable to the sources indicated:



                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                             1999          1998          1997
                                                                             ----          ----          ----
     Basic revenues                                                           81.0%        80.0%         81.0%
     Premium revenues................................................         13.0         15.0           9.0
     Other revenues                                                            6.0          5.0          10.0
                                                                               ---          ---          ----
          Total revenues.............................................        100.0%       100.0%        100.0%
                                                                             =====        =====         =====



     For each year of the past three years, we generated significant increases in revenues as a result of our acquisition activities, increases in monthly revenues per basic subscriber and internal subscriber growth.

     Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming fees have historically increased at rates in excess of inflation due to increases in the number of programming services we have offered and improvements in the quality of programming. We believe that under the Federal Communication Commission's existing cable rate regulations, we will be able to increase our rates for cable television services to more than cover any increases in the costs of programming. However, competitive factors may limit our ability to increase our rates. We benefit from our membership in a cooperative of cable television companies which serve over twelve million basic subscribers, which provides its members with significant volume discounts from programming suppliers and cable equipment vendors. Selling, general and administrative expenses directly attributable to our cable television systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising sales and office administration.

     Until our initial public offering on February 4, 2000, Mediacom Management provided management services to the operating subsidiaries of Mediacom LLC and received annual management fees. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. Such management fees ranged from 4.0% to 5.0% of our annual gross revenues until November 19, 1999. On such date, the management agreements with Mediacom Management were amended in connection with an amendment to Mediacom LLC's operating agreement to provide for annual management fees equal to 2.0% of annual gross revenues. As part of this amendment, Mediacom Management waived all management fees incurred from July 1, 1999 through November 19, 1999 by Mediacom LLC's operating subsidiaries. Each of the management agreements was terminated upon the date of our initial public offering. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. These expenses will be reflected as our corporate expense, which we estimate will amount to approximately 2% of our annual gross revenues.

     Mediacom Management received acquisition fees ranging from 0.5% to 1.0% of the purchase price of acquisitions made by Mediacom LLC and such fees are included in other expenses. In accordance with an amendment to Mediacom LLC's operating agreement, Mediacom Management waived the acquisition fees related to the acquisitions of the Triax and Zylstra systems and no further acquisition fees will be payable.

     The high level of depreciation and amortization associated with our acquisition activities as well as the interest expense related to our financing activities have caused us to report net losses in our limited operating history. We believe that such net losses are common for cable television companies and anticipate that we will continue to incur net losses for the foreseeable future.

     EBITDA   represents   operating  income  (loss)  before   depreciation  and
amortization and non-cash stock charges. EBITDA:

     o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

     o is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA is included in this report because our management believes that EBITDA is a meaningful measure commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following historical information for the years ended December 31, 1999 and 1998 includes the results of operations of the Clearlake system, which was acquired on January 9, 1998, the Cablevision systems, which were acquired on January 23, 1998, the Caruthersville system, which was acquired on October 1, 1998, the Zylstra systems, which were acquired on October 15, 1999, and the Triax systems, which were acquired on November 4, 1999, only for that portion of the respective period that such cable television systems were owned by us.

     REVENUES. Revenues increased 36.2% to approximately $176.1 million for the year ended December 31, 1999, as compared to approximately $129.3 million for the prior year primarily as a result of:

     o an increase of $3.26 in the average monthly basic service rate per basic subscriber;

     o the inclusion of the results of operations of the Triax and Zylstra systems since the dates of their acquisition by us in 1999; and

     o internal basic subscriber growth of 1.9%, excluding the acquisition of the Triax and Zylstra systems.

     SERVICE COSTS. Service costs increased 32.4% to approximately $58.1 million for the year ended December 31, 1999, as compared to approximately $43.8 million for the prior year. Our ownership of the Triax and Zylstra systems in 1999 accounted for 60.7% of this increase. The remaining 39.3% of this increase is principally due to higher programming costs. As a percentage of revenues, service costs were 33.0% for the year ended December 31, 1999, as compared to 33.9% for the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 28.7% to approximately $32.9 million for the year ended December 31, 1999, as compared to approximately $25.6 million for the prior year. Our ownership of the Triax and Zylstra systems in 1999 accounted for 50.7% of this increase in selling, general and administrative expenses. The remaining 49.3% of this increase is primarily due to increased marketing costs associated with the promotion of new programming services and increased personnel expenses. As a percentage of revenues, selling, general and administrative expenses were 18.7% for the year ended December 31, 1999, as compared to 19.8% for the prior year.

     MANAGEMENT FEE EXPENSE. Management fee expense increased 19.9% to approximately $7.0 million for the year ended December 31, 1999, as compared to approximately $5.8 million for the prior year, due to the higher revenues generated in the 1999 period. The management agreements were amended on November 19, 1999 in connection with an amendment to Mediacom LLC's operating agreement to provide annual management fees equal to 2.0% of annual gross revenues, as further discussed in Note 10 of Mediacom LLC's consolidated financial statements.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 53.6% to approximately $101.1 million for the year ended December 31, 1999, as compared to approximately $65.8 million for the prior year. This increase was substantially due to our purchase of the Triax and Zylstra systems in 1999 and additional capital expenditures associated with the upgrade of our systems.

     NON-CASH STOCK CHARGES. Non-cash stock charges were approximately $15.4 million for the year ended December 31, 1999. These non-cash charges resulted from amendments to our management agreements with Mediacom Management and a grant of equity interests to certain members of our management team, as further discussed in Notes 10 and 15 of Mediacom LLC's consolidated financial statements.

     OPERATING INCOME (LOSS). Due to the factors described above, we generated an operating loss of approximately $38.4 million for the year ended December 31, 1999, as compared to an operating loss of approximately $11.7 million for the prior year.

     INTEREST EXPENSE, NET. Interest expense, net, increased 57.6% to approximately $37.8 million for the year ended December 31, 1999, as compared to approximately $24.0 million for the prior year. This increase was substantially due to higher average debt outstanding during the 1999 period as a result of the debt incurred in connection with the purchase of the Triax and Zylstra systems.

     OTHER EXPENSES. Other expenses increased 25.4% to approximately $5.1 million for the year ended December 31, 1999, as compared to approximately $4.1 million for the prior year. This increase was principally due to acquisition fees payable to Mediacom Management in 1999 in connection with the acquisitions of the Triax and Zylstra systems.

     NET LOSS. Due to the factors described above, we generated a net loss of approximately $81.3 million for the year ended December 31, 1999, as compared to a net loss of approximately $39.8 million for the prior year.

     EBITDA. EBITDA increased 44.5% to approximately $78.1 million for the year ended December 31, 1999, as compared to approximately $54.1 million for the prior year. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 44.4% for the year ended December 31, 1999, as compared to 41.8% for the prior year.

   YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The following historical information for the years ended December 31, 1998 and 1997 includes the results of operations of the Lower Delaware system, which was acquired on June 24, 1997, the Sun City system, which was acquired on September 19, 1997, the Clearlake system, which was acquired on January 9, 1998, the Cablevision systems, which were acquired on January 23, 1998, and the Caruthersville system, which was acquired on October 1, 1998, only for that portion of the respective period that such cable television systems were owned by us.

     REVENUES. Revenues increased to approximately $129.3 million for the year ended December 31, 1998, as compared to approximately $17.6 million for the prior year principally due to:

     o the inclusion of the results of operations of the Lower Delaware and Sun City systems for the full year ended December 31, 1998;

     o   the  inclusion  of  the  results  of   operations  of  the   Clearlake,
         Cablevision   and   Caruthersville   systems   from  their   respective
         acquisition dates;

     o an increase of $3.34 in the average monthly basic service rate per basic subscriber; and

     o   internal basic subscriber growth of 2.5%.

     SERVICE COSTS. Service costs increased to approximately $43.8 million for the year ended December 31, 1998, as compared to approximately $5.5 million for the prior year. Substantially all of this increase was due to the inclusion of the results of operations of the Cablevision, Caruthersville, Clearlake, Lower Delaware and Sun City systems. As a percentage of revenues, service costs were 33.9% in 1998, as compared to 31.5% in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to approximately $25.6 million for the year ended December 31, 1998, as compared to approximately $2.7 million for the prior year. Substantially all of this increase was due to the inclusion of the results of operations of the Cablevision, Caruthersville, Clearlake, Lower Delaware and Sun City systems. As a percentage of revenues, selling, general and administrative expenses were 19.8% in 1998, as compared to 15.3% in 1997.

     MANAGEMENT FEE EXPENSE. Management fee expense increased to approximately $5.8 million for the year ended December 31, 1998, as compared to approximately $882,000 for the prior year due to the higher revenues generated in 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to approximately $65.8 million for the year ended December 31, 1998, as compared to approximately $7.6 million for the prior year. This increase was substantially due to our acquisitions described above and additional capital expenditures associated with the upgrade of our systems.

     OPERATING INCOME (LOSS). Due to the factors described above, we generated an operating loss of approximately $11.7 million for the year ended December 31, 1998, as compared to operating income of approximately $873,000 for the prior year.

     INTEREST EXPENSE, NET. Interest expense, net, increased to approximately $24.0 million for the year ended December 31, 1998, as compared to approximately $4.8 million for the prior year. This increase was substantially due to the additional debt incurred in connection with the acquisitions described above.

     OTHER EXPENSES. Other expenses increased to approximately $4.1 million for the year ended December 31, 1998, as compared to approximately $640,000 for the prior year. This increase was substantially due to acquisition fees paid to Mediacom Management in connection with the acquisitions described above.

     NET LOSS. Due to the factors described above, we generated a net loss of approximately $39.8 million for the year ended December 31, 1998, as compared to a net loss of approximately $4.6 million for the prior year.

     EBITDA. EBITDA increased to approximately $54.1 million for the year ended December 31, 1998, as compared to approximately $8.5 million for the prior year. This increase was substantially due to reasons noted above. As a percentage of revenues, EBITDA decreased to 41.8% for the year ended December 31, 1998, as compared to 48.3% for the prior year. This decrease was principally due to the higher programming costs and selling, general and administrative expenses of the Cablevision, Caruthersville, Clearlake, Lower Delaware and Sun City systems in relation to the revenues generated by such cable television systems.

LIQUIDITY AND CAPITAL RESOURCES

     Our business requires substantial capital for the upgrade, expansion and maintenance of our cable network. In addition, we have pursued, and will continue to pursue, a business strategy that includes selective acquisitions. We have funded our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. We intend to continue to finance such expenditures through internally generated funds, long-term borrowings and equity financings.

     From the commencement of our operations in March 1996 through December 1998, we invested approximately $432.4 million, before closing costs and adjustments, to acquire cable television systems serving 360,600 basic subscribers as of December 31, 1999. In October and November 1999, we invested approximately $759.6 million, before closing costs and adjustments, to acquire the Triax and Zylstra systems serving 358,400 basic subscribers as of December 31, 1999.

     On October 15, 1999, we purchased the outstanding stock of Zylstra for a purchase price of $19.5 million, before closing costs and adjustments. As of December 31, 1999, the Zylstra system served approximately 14,000 basic subscribers in Iowa, Minnesota and South Dakota. The acquisition of the Zylstra system and related closing costs and adjustments were financed with cash on hand and borrowings under our subsidiary credit facilities. See Notes 4 and 9 to Mediacom LLC's consolidated financial statements.

     On November 5, 1999, we acquired the cable television systems owned by Triax for a purchase price of $740.1 million, before closing costs and adjustments. As of December 31, 1999, the Triax systems served approximately 344,400 basic subscribers in eight states, principally Illinois, Indiana, Iowa, Minnesota and Wisconsin. The acquisition of the Triax systems and related closing costs and adjustments were financed with borrowings under our subsidiary credit facilities and $10.5 million of additional equity contributions from members of Mediacom LLC. See Notes 4 and 9 to Mediacom LLC's consolidated financial statements.

     During the third quarter of 1998, we modified our previously disclosed five-year system upgrade program by accelerating its planned completion date to June 30, 2000. Upon completion, we anticipate that 85% of our customers, excluding the Triax and Zylstra customers, will be served by systems with 550MHz to 750MHz bandwidth capacity.

     As a result of our accelerated capital improvement program, total capital expenditures were $86.7 million and $53.7 million for the years ended December 31, 1999 and December 31, 1998, respectively. Our original plans called for capital expenditures of $66.0 million during 1999. The amount spent over our original plans was principally due to expenditures relating to the launch of digital cable and two-way, high-speed Internet services, unplanned fiber interconnection projects and expenditures in the recently acquired Triax and Zylstra systems. For the years ended December 31, 1999 and 1998, net cash flows provided by operating activities were $54.2 million and $53.6 million, respectively, which together with borrowings under our subsidiary credit facilities funded such capital expenditures.

     As a result of our recent acquisitions of the Triax and Zylstra systems, we have updated our capital improvement program and now expect to spend approximately $400 million over the three-year period ending December 2002, of which approximately $240 million will be invested to upgrade our cable network and approximately $160 million will be used for plant expansion, digital headends and set-top boxes, cable modems and maintenance. The Triax and Zylstra systems represent 58% of total capital spending in this period, including approximately $150 million of planned investments to upgrade the cable network of these systems. We expect to fund these expenditures through net cash flows from operations and additional borrowings under our subsidiary credit facilities. By December 2002, including the Triax and Zylstra systems, we anticipate:

     o 91% of our basic subscribers will be served by systems with 550MHz to 750MHz bandwidth capacity and two-way communications capability; and

     o 359 headend facilities will be eliminated, resulting in 90 headend facilities serving all of our basic subscribers and 40 headend facilities serving 92% of our basic subscribers.

     Our financing strategy is to issue long-term public debt at the holding company while utilizing our subsidiaries to access debt capital, principally in the commercial bank market, through stand-alone borrowing groups. We believe that this financing strategy is beneficial because it broadens our access to various debt markets, enhances our flexibility in managing our capital structure, reduces overall cost of debt capital and permits us to maintain a substantial liquidity position in the form of unused and available bank credit commitments.

     Financings of our subsidiaries are currently effected through two stand-alone borrowing groups, each with separate lending groups. The credit arrangements in these borrowing groups are non-recourse to Mediacom LLC, have no cross-default provision relating directly to each other, have different revolving credit and term periods and contain separately negotiated covenants tailored for each borrowing group. These credit arrangements permit the subsidiaries, subject to covenant restrictions, to make distributions to Mediacom LLC. As of December 31, 1999, we were in compliance with all of the financial and other covenants provided for in our bank credit agreements.

     To finance our acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, we have completed the following financing arrangements as of December 31, 1999:

     o   $200.0 million offering of our 8 1/2% senior notes due April 2008;

     o   $125.0 million offering of our 7 7/8% senior notes due February 2011;

     o   $550.0 million subsidiary credit facility expiring in September 2008;

     o   $550.0 million  subsidiary  credit facility  expiring in December 2008;
         and

     o $135.4 million of equity capital contributed by the members of Mediacom.

     The final maturities of our subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if we do not refinance our 8 1/2% senior notes prior to March 31, 2007.

     On February 26, 1999, Mediacom LLC and Mediacom Capital Corporation jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due February 15, 2011. The net proceeds of approximately $121.9 million were used to repay outstanding debt under the bank credit agreements.

     As of December 31, 1999, we had entered into interest rate swap agreements, which expire from 2000 through 2002, to hedge $50.0 million of floating rate debt under our subsidiary credit facilities. As of such date, the weighted average interest rate on all indebtedness outstanding under our subsidiary credit facilities was 8.0%, before giving effect to these interest rate swap agreements. As of December 31, 1999, we had approximately $285.6 million of unused credit commitments under our subsidiary credit facilities.

     In November 1999, we completed an agreement with SoftNet to deploy its two-way, high-speed Internet access service throughout most of our cable systems. Through the agreement with SoftNet, we are required to upgrade our cable network to provide two-way communications capability in systems passing 900,000 homes, and make available such homes to SoftNet by December 2002. Our capital spending plans include our investment in two-way communications capability. As consideration for giving SoftNet access to our customers, SoftNet issued to us 3.5 million shares of its common stock, representing a market value of approximately $87.9 million as of December 31, 1999. Of the issued shares, up to 90% are subject to forfeiture in the event we do not make available a specified number of two-way capable homes by certain prescribed dates.

     On February 9, 2000, we completed an initial public offering of 20,000,000 shares of our Class A common stock at $19.00 per share. Our net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.8 million, were $354.4 million and were used to repay bank indebtedness. Giving pro forma effect to our initial public offering and the application of the net proceeds therefrom, as of December 31, 1999, we had approximately $640 million of unused credit commitments under our subsidiary credit facilities.

     We are regularly presented with opportunities to acquire cable systems that are evaluated on the basis of our acquisition strategy. As of March 15, 2000, we entered into four separate asset purchase agreements to acquire cable television systems serving approximately 19,000 basic subscribers for an aggregate purchase price of $29.4 million. We expect to close these four acquisitions in the second and third quarters of 2000, subject to the receipt of all necessary regulatory approvals. We also have signed one letter of intent to acquire cable systems serving approximately 9,000 basic subscribers for a purchase price of $16.0 million. We expect to complete the acquisition of these systems in the third quarter of 2000, subject to the negotiation of definitive documentation and the receipt of all necessary regulatory approvals.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our obligations and complete our pending acquisitions. There can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

RECENT PRONOUNCEMENTS

     In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. We will adopt SFAS 133 in 2001, and has not yet quantified the impact or not yet determined the timing or method of the adoption.

INFLATION AND CHANGING PRICES

     Our systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on our results of operations.

YEAR 2000 COMPLIANCE

     We have not experienced any problems with our computer systems or software products failing or malfunctioning because they were unable to distinguish 21st century dates from 20th century dates, which are generally known as Year 2000 problems. We are also not aware of any material Year 2000 problems with our suppliers or vendors.

     During 1999, we performed Year 2000 testing on our existing hardware and software components and replaced all non-compliant components with new products which were Year 2000 compliant. As of December 31, 1999, we have not incurred material Year 2000 costs. Although no assurances can be given, we currently expect that the total projected costs associated with our Year 2000 program will be less than $350,000.

ITEM  7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate swap agreements in order to fix interest rates under debt contracts for the duration of the contract as a hedge against interest rate volatility. As of December 31, 1999, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $50.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under our bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2000 through 2002, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, we do not anticipate nonperformance by the counterparties. We would have received approximately $504,000 at December 31, 1999 if the interest rate exchange agreements were terminated, inclusive of accrued interest. The table below provides information for our long term debt. See Note 9 to our consolidated financial statements.



                                                EXPECTED MATURITY
                         -----------------------------------------------------------------
                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)
                         2000       2001       2002       2003        2004      THEREAFTER      TOTAL     FAIR VALUE
                         ----       ----       ----       ----        ----      ----------      -----     ----------

Fixed rate               $ -        $ -        $ -        $ -        $ -        $ 200,000     $ 200,000    $ 186,000
Weighted average
interest rate             8.5%       8.5%       8.5%       8.5%        8.5%          8.5%          8.5%

Fixed rate                $ -        $ -        $ -        $ -        $ -       $ 125,000     $ 125,000    $ 110,000
Weighted average
  interest rate           7.9%       7.9%       7.9%       7.9%        7.9%          7.9%          7.9%

Variable rate            $ -        $ -         $  750    $2,000    $2,000       $809,250     $ 814,000   $  814,000
Weighted average
  interest rate           8.0%       8.0%       8.0%       8.0%        8.0%          8.0%          8.0%


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          MEDIACOM LLC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  CONTENTS                                                                   PAGE

Report of Independent Public Accountants..................................................................     41
Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................     42
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997...............     43
Consolidated Statements of Changes in Redeemable Members' Equity and Comprehensive Loss for the
     Years Ended December 31, 1999, 1998 and 1997.........................................................     44
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997................     45
Notes to Consolidated Financial Statements................................................................     46



                          MEDIACOM CAPITAL CORPORATION

                          INDEX TO FINANCIAL STATEMENT

                                  CONTENTS                                                                    PAGE

Report of Independent Public Accountants.................................................................       62
Balance Sheets as of December 31, 1999 and 1998..........................................................       63
Note to Balance Sheets...................................................................................       64


     NOTE - An initial public offering by Mediacom Communications Corporation ("MCC"), a Delaware corporation, was completed on February 9, 2000. Immediately prior to the initial public offering, the membership units in Mediacom LLC were exchanged for shares of MCC's common stock. At that time, Mediacom LLC became MCC's wholly-owned subsidiary. Prior to such time, MCC had no assets, liabilities, contingent liabilities or operations. For further discussion, see
Note 16 to Mediacom LLC's consolidated financial statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mediacom LLC:

We have audited the accompanying consolidated balance sheets of Mediacom LLC (a New York limited liability company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in redeemable members' equity and comprehensive loss and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mediacom LLC and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II--Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 25, 2000



                          MEDIACOM LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (ALL DOLLAR AMOUNTS IN 000'S)

                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                          1999          1998
                                                                                          ----          ----
                                     ASSETS

Cash and cash equivalents.........................................................         $ 4,473    $   2,212
Subscriber accounts receivable, net of allowance for doubtful accounts of $772
   and $298, respectively.........................................................           5,194        2,512
Prepaid expenses and other assets.................................................           4,376        1,712
Investments.......................................................................           8,794            -
Investment in cable television systems:
   Inventory......................................................................          12,384        8,240
   Property, plant and equipment, at cost.........................................         700,696      314,627
   Less--accumulated depreciation..................................................       (101,693)     (45,423)
                                                                                          --------      -------
        Property, plant and equipment, net........................................         599,003      269,204
   Intangible assets, net of accumulated amortization of $56,171 and $26,307,
        respectively..............................................................         588,103      150,928
                                                                                           -------      -------
        Total investment in cable television systems..............................       1,199,490      428,372
Other assets, net of accumulated amortization of $6,343 and $3,854,
   respectively...................................................................          43,599       16,344
                                                                                            ------       ------
        Total assets..............................................................     $ 1,265,926    $ 451,152
                                                                                       ===========    =========

                     LIABILITIES AND REDEEMABLE MEMBERS' EQUITY

LIABILITIES

   Debt...........................................................................     $ 1,139,000    $ 337,905
   Accounts payable and accrued expenses..........................................          56,310       30,891
   Subscriber advances............................................................           3,188        1,510
   Management fees payable........................................................             873          962
   Deferred revenue...............................................................          11,940        1,233
                                                                                            ------        -----
        Total liabilities.........................................................       1,211,311      372,501

COMMITMENTS AND CONTINGENCIES.....................................................

REDEEMABLE MEMBERS' EQUITY
   Capital contributions..........................................................         142,096      124,990
   Other redeemable members' equity...............................................          39,917            -
   Accumulated comprehensive income...............................................             261            -
   Accumulated deficit............................................................        (127,659)     (46,339)
                                                                                          --------      -------
        Total redeemable members' equity..........................................          54,615       78,651
                                                                                            ------       ------
        Total liabilities and redeemable members' equity..........................     $ 1,265,926    $ 451,152
                                                                                       ===========    =========



          The accompanying notes to consolidated financial statements are an integral part of these statements.


                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (ALL AMOUNTS IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                              1999          1998           1997
                                                                              ----          ----           ----
Revenues..........................................................       $  176,052      $ 129,297      $ 17,634
Costs and expenses:
     Service costs................................................           58,058         43,849         5,547
     Selling, general and administrative expenses.................           32,949         25,596         2,696
     Management fee expense.......................................            6,951          5,797           882
     Depreciation and amortization................................          101,065         65,793         7,636
     Non-cash stock charges.......................................           15,445             -              -
                                                                             ------        -------        ------
Operating income (loss)...........................................          (38,416)       (11,738)          873
                                                                            -------        -------           ---
Interest expense, net.............................................           37,817         23,994         4,829
Other expenses....................................................            5,087          4,058           640
                                                                              -----          -----           ---
Net loss..........................................................       $  (81,320)     $ (39,790)     $ (4,596)
                                                                          =========      =========      ========

Basic and diluted loss per share..................................          $ (4.11)       $ (5.28)      $ (3.66)
Weighted average common shares outstanding .......................           19,797          7,538         1,255



          The accompanying notes to consolidated financial statements are an integral part of these statements.


                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                REDEEMABLE MEMBERS' EQUITY AND COMPREHENSIVE LOSS
                          (ALL DOLLAR AMOUNTS IN 000'S)



                                                         OTHER                                            TOTAL
                                                       REDEEMABLE     ACCUMULATED                       REDEEMABLE
                                         CAPITAL        MEMBERS'     COMPREHENSIVE     ACCUMULATED       MEMBERS'
                                      CONTRIBUTIONS     EQUITY          LOSS             DEFICIT         EQUITY
                                      -------------     ------          ----             -------         ------
Balance, December 31, 1996               $   6,490      $      -         $    -        $    (1,953)     $   4,537
     Comprehensive loss:
        Net loss                                -              -              -             (4,596)
        Comprehensive loss                                                                                (4,596)
     Members' contributions                 24,500             -              -                 -          24,500
                                            ------      --------         -------       -----------         ------
Balance, December 31, 1997               $  30,990             -              -        $   (6,549)      $  24,441
     Comprehensive loss:
        Net loss                                -              -              -            (39,790)
        Comprehensive loss                                                                              $ (39,790)
     Members' contributions                 94,000             -              -                -           94,000
                                            ------      --------         -------       -----------         ------
Balance, December 31, 1998               $ 124,990             -              -        $   (46,339)     $  78,651
     Comprehensive loss:
        Net loss                                -              -              -            (81,320)
        Unrealized gain on
          investments                           -                            261               -
        Comprehensive loss                                                                              $ (81,059)
     Members' contributions                 10,500             -              -                -           10,500
     Non-cash contributions                  6,606                                                          6,606
     Non-cash contribution for the
        reduction of management fees            -         25,100              -                -           25,100
     Equity issued to management                -         27,016              -                -           27,016
     Non-vested portion of equity
        granted to employees                    -        (12,199)             -                -          (12,199)
                                          --------      --------         -------       ----------         -------
Balance, December 31, 1999               $ 142,096      $ 39,917         $   261       $  (127,659)     $  54,615
                                         =========      ========         =======       ===========      =========



          The accompanying notes to consolidated financial statements are an integral part of these statements.


                          MEDIACOM LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (ALL DOLLAR AMOUNTS IN 000'S)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                                 1999         1998          1997
                                                                                 ----         ----          ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss.................................................................   $ (81,320)   $ (39,790)   $ (4,596)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Accretion of interest on seller note...................................         225          287          264
    Depreciation and amortization..........................................     101,065       65,793        7,636
    Other non-cash charges.................................................      21,909            -            -
    Changes in assets and liabilities, net of effects from acquisitions:
      Subscriber accounts receivable.......................................         429       (1,437)        (351)
      Prepaid expenses and other assets....................................      (2,211)         329          (34)
      Accounts payable and accrued expenses................................      13,120       26,665        3,520
      Subscriber advances..................................................         480          852          498
      Management fees payable..............................................         (89)         857           70
      Deferred revenue.....................................................         608           -             -
                                                                                    ---          ---          ---
        Net cash flows provided by operating activities....................      54,216       53,556        7,007
                                                                                 ------       ------        -----

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures.....................................................     (86,669)     (53,721)      (4,699)
  Acquisitions of cable television systems.................................    (764,253)    (343,330)     (54,842)
  Other, net...............................................................        (626)         (34)        (467)
                                                                                   ----          ---         ----
        Net cash flows used in investing activities........................    (851,548)    (397,085)     (60,008)
                                                                               --------     --------      -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  New borrowings...........................................................     995,700      488,200       72,225
  Repayment of debt........................................................    (194,830)    (223,350)     (40,250)
  Capital contributions....................................................      10,500       94,000       24,500
  Financing costs..........................................................     (11,777)     (14,136)      (2,843)
                                                                                -------      -------       ------
        Net cash flows provided by financing activities....................     799,593      344,714       53,632
                                                                                -------      -------       ------
        Net increase in cash and cash equivalents..........................       2,261        1,185          631
CASH AND CASH EQUIVALENTS, beginning of year...............................       2,212        1,027          396
                                                                                  -----        -----          ---

CASH AND CASH EQUIVALENTS, end of year.....................................   $   4,473     $  2,212     $  1,027
                                                                              =========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest...................................   $  28,639     $ 21,127     $  4,485
                                                                              =========     ========     ========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE LIMITED LIABILITY COMPANY:

   ORGANIZATION

     Mediacom LLC ("Mediacom" and collectively with its subsidiaries, the "Company"), a New York limited liability company, is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets of the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 1999, the Company had acquired and was operating cable television systems in 21 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

     Mediacom was formed on July 17, 1995 and initially conducted its affairs pursuant to an operating agreement dated March 12, 1996 (the "1996 Operating Agreement"). On March 31 and June 16, 1997, the 1996 Operating Agreement was amended and restated upon the admission of new members and the contribution of equity to Mediacom (the "1997 Operating Agreement"). On January 20, 1998, the 1997 Operating Agreement was amended and restated upon the admission of additional members to Mediacom (the "1998 Operating Agreement"). On November 19, 1999, the 1998 Operating Agreement was amended and restated upon the contribution of additional equity to Mediacom (the "1999 Operating Agreement").

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom, was organized in March 1998 for the sole purpose of acting as co-issuer with Mediacom of $200.0 million aggregate principal amount of 8 1/2% Senior Notes due 2008 (the "8 1/2% Senior Notes"), which were issued on April 1, 1998. Mediacom Capital also acted as co-issuer with Mediacom of the $125.0 million aggregate principal amount of the 7 7/8% Senior Notes due 2011 (the "7 7/8% Senior Notes" and collectively with the 8 1/2% Senior Notes, the "Senior Notes"), which were issued on February 26, 1999. Mediacom Capital has nominal assets and does not conduct operations of its own. The Senior Notes are joint and several obligations of Mediacom and Mediacom Capital, although Mediacom received all the net proceeds of the Senior Notes.

   CAPITALIZATION

     Mediacom was initially capitalized on March 12, 1996, with equity contributions of approximately $5.4 million from Mediacom's members and $45,000 from Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation. On June 28, 1996, Mediacom received additional equity contributions of $1.0 million from an existing member.

     On June 22 and September 18, 1997, Mediacom received additional equity contributions of $19.5 million and $5.0 million respectively, from its members. On January 22, 1998, Mediacom received additional equity contributions of $94.0 million from its members. On November 3, 1999, Mediacom received additional equity contributions of $10.5 million from its members.

   ALLOCATION OF LOSSES, PROFITS AND DISTRIBUTIONS

     For 1997, pursuant to the 1997 Operating Agreement, net losses were allocated first to the Commisso Members (the "Primary Members"), as defined therein, including Rocco B. Commisso (the "Manager"), the current Chief Executive Officer of the Company, and the balance to the other members ratably in accordance with their respective membership units. For 1998, pursuant to the 1998 Operating Agreement, net losses were allocated first to the Primary Members; second, to the member owning the largest number of membership units in Mediacom; and third, to the members, other than the Primary Members, ratably in accordance with their respective positive capital account balances and membership units. For 1999, pursuant to the 1999 Operating Agreement, net losses were allocated first to the Primary Members, and the balance to the other members ratably in accordance with their respective membership units.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to the 1997 Operating Agreement, profits were allocated first to the members to the extent of their deficit capital account; second, to the members to the extent of their preferred capital; third, to the members (including the Primary Members) until they received a 12% preferred return on their preferred capital (the "Preferred Return"); fourth, to the Primary Members until the Primary Members received an amount equal to 25% (the "Primary Member Return") of the amount of the Preferred Return to all members; the balance, 80% to the members (including the Primary Members) in proportion to their respective membership units and 20% to the Primary Members. The 1999 Operating Agreement provided that in the event of a carried interest conversion valuation (as defined therein): (i) the Primary Member Return would be reduced to 11.111% and
(ii) profits in excess of the Preferred Return and the Primary Member Return would be allocated 90% to the members (including the Primary Members) and 10% to the Primary Members.

     Distributions are made first to the members (including the Primary Members) in proportion to their respective membership units until they receive amounts equal to their preferred capital; second, to the members (including the Primary Members) in proportion to their percentage interests until all members receive the Preferred Return; third, to the Primary Members until the Primary Members receives 25% of the amount of the Preferred Return; the balance, 80% to the members (including the Primary Members) in proportion to their percentage interests and 20% to the Primary Members. The 1999 Operating Agreement amended the provisions governing distributions to members in a manner identical to the above amendments to the allocation of profits in the event of a carried interest conversion valuation.

   REVALUATION

     The 1999 Operating Agreement and previous operating agreements provided that upon the occurrence of certain events such as the admission of new members, new equity contributions or an initial public offering, the Executive Committee of Mediacom would make a determination of the aggregate equity value of Mediacom. Based on this determination, as required, Mediacom will issue additional membership interests to its members, each having a value upon issuance of $1,000.

     The 1999 Operating Agreement and previous operating agreements also contain provisions relating to a special allocation of membership interests to the Primary Members at each revaluation event based on the formula for allocation of profits. In accordance with these provisions, the Primary Members was issued additional membership interests in Mediacom having a value upon issuance of $57.9 million and $3.7 million in 1999 and 1998, respectively. These special allocations are reflected as equity transactions among the members.

   REDEMPTION RIGHTS

     Except as set forth below, no member of Mediacom has the right to have its membership interests redeemed or its capital contributions returned prior to dissolution of Mediacom. Pursuant to the 1998 and 1999 Operating Agreements, each member had the right to require Mediacom to redeem its membership interests at any time if the holding of such interests exceeds the amount permitted, or was otherwise prohibited or becomes unduly burdensome, by any law to which such member was subject, or, in the case of any member which was a Small Business Investment Company as defined in and subject to regulation under the Small Business Investment Act of 1958, as amended, upon a change in the Company's principal business activities to an activity not eligible for investment by a Small Business Investment Company or a change in the reported use of proceeds of a member's investment in Mediacom. If Mediacom was unable to redeem for cash any or all of such membership interests at such time, Mediacom was required to issue as payment for such interests a junior subordinated promissory note with a five-year maturity date and deferred interest which accrued and compounded at an annual rate of 5% over the prime rate.

     In addition, in connection with the Company's acquisition of the Cablevision Systems in January 1998 (See Note 4), the Federal Communications Commission (the "FCC") issued a transactional forbearance from its cross-ownership restrictions, effective for a period of one year, permitting a certain existing member (the "Transactional Member") to purchase additional units of membership interests in Mediacom. This temporary waiver was originally set to expire in January 1999; in January 1999, the FCC granted an extension of such waiver to July 1999 and further extended the

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

waiver to January 23, 2000. As of December 1999, the Transactional Member was in compliance with the cross-ownership restrictions.

   DURATION AND DISSOLUTION

     Mediacom will be dissolved upon the first to occur of the following: (i) December 31, 2020; (ii) certain events of bankruptcy involving the Manager, as defined in the 1999 Operating Agreement, or the occurrence of any other event terminating the continued membership of the Manager, unless within one hundred eighty days after such event the Company is continued by the vote or written consent of no less than two-thirds of the remaining membership interests; or
(iii) the entry of a decree of judicial dissolution.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of Mediacom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION

     Revenues include subscriber service revenues and charges for installations and connections. Revenues are recognized in the period in which the related services are provided to the Company's customers. Other revenues are recognized as services are provided. Revenues obtained from the connection and installation of customers are recognized as revenue to the extent of direct selling costs incurred. The balance, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the systems.

   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   CONCENTRATION OF CREDIT RISK

     The Company's accounts receivable is comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.

   INVESTMENTS

     Investments consist of equity securities. Management classifies these securities as available-for-sale securities under the provisions defined in the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at market value, with the unrealized gains and losses reported as a component of accumulated comprehensive income. The cost of investments sold is determined on the first-in, first-out method.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   INVENTORY

     Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and are stated at the lower of cost or market. Cost is determined using the average cost method.

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at purchased and capitalized cost. Repairs and maintenance are charged to operations, and replacements, renewals and additions are capitalized. The Company capitalized a portion of salaries and other direct costs related to the installation of property, plant and equipment of approximately $11.0 million and $6.5 million in 1999 and 1998, respectively.

     The Company capitalizes interest on funds borrowed for projects under construction. Such interest is charged to property, plant and equipment and amortized over the approximate life of the related assets. Capitalized interest was approximately $1.8 million and $1.0 million in 1999 and 1998, respectively.

     Depreciation is calculated on a straight-line basis over the following useful lives:


     Buildings..........................................       45 years
     Leasehold improvements.............................       Life of respective lease
     Cable systems and equipment........................       5 to 10 years
     Subscriber devices.................................       5 years
     Vehicles...........................................       5 years
     Furniture, fixtures and office equipment...........       5 to 10 years



   INTANGIBLE ASSETS

     Intangible assets include franchising costs, goodwill, subscriber lists and covenants not to compete. Amortization of intangible assets is calculated on a straight-line basis over the following lives:

     Franchising costs.................................      15 years
     Goodwill                                                15 years
     Subscriber lists..................................      5 years
     Covenants not to compete..........................      3 to 7 years


   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There has been no impairment of long-lived assets of the Company under SFAS 121.

   OTHER ASSETS

     Other assets include financing costs of approximately $18.7 million and $16.3 million and non-cash stock expense of approximately $24.5 million and $0 as of December 31, 1999 and 1998, respectively. Financing costs incurred to raise debt and equity capital are deferred and amortized on a straight-line basis over the expected term of such financings. Non-cash stock expense relating to the reduction of management fees payable by the Company to Mediacom Management is deferred and amortized over the expected term of the underlying management agreements. (See Note 10).

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   COMPREHENSIVE LOSS

     For the year ended December 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. The accounts for unrealized gains on investments are recorded as a component of accumulated comprehensive income.

   RECLASSIFICATIONS

     Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

(3)  LOSS PER SHARE

     The Company calculates loss per share in accordance with Statement Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. The Company does not have any additional securities outstanding that would have a dilutive effect on the weighted average common shares outstanding.

     The following table summarizes the Company's calculation of basic and diluted loss per share for the years ended December 31, 1999, 1998 and 1997:


                                                                                 1999         1998         1997
                                                                                 ----         ----         ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                                         AMOUNTS)
     Net loss........................................................        $(81,320)    $(39,790)    $(4,596)
     Basic and diluted loss per share................................        $  (4.11)    $  (5.28)    $ (3.66)
     Weighted average common shares outstanding......................          19,797        7,538       1,255


     The weighted average shares outstanding is computed based on the conversion ratio used to exchange Mediacom's membership units for shares of MCC's common stock upon MCC's initial public offering (See Note 16).

(4)  ACQUISITIONS:

     The Company has completed the undernoted acquisitions (the "Acquired Systems") in 1999 and 1998. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these Acquired Systems have been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1999

     On October 15, 1999, the Company acquired the stock of Zylstra Communications Corporation (the "Zylstra Systems"), for a purchase price of approximately $19.5 million. Zylstra owned and operated cable television systems serving approximately 14,000 subscribers in Iowa, Minnesota and South Dakota. The purchase price has been preliminarily allocated as follows: $7.8 million to property, plant and equipment, and $11.7 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. Additionally, approximately $400,000 of direct acquisition costs has been allocated to property, plant and equipment and intangible assets. In the fourth quarter of 1999, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $200,000, which are included in accrued expenses. The Zylstra acquisition was financed with borrowings under the Mediacom USA Credit Agreement. (See Note 9).

     On November 5, 1999, the Company acquired the assets of cable television systems owned by Triax Midwest Associates, L.P. (the "Triax Systems"), for a purchase price of approximately $740.1 million. The Triax systems served approximately 344,000 subscribers primarily in Illinois, Indiana, and Minnesota. The purchase price has been preliminarily allocated as follows: $296.0 million to property, plant and equipment, and $444.1 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. Additionally, approximately $10.5 million of direct acquisition costs has been allocated to property, plant and equipment, intangible assets and other assets. In the fourth quarter of 1999, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $5.5 million, which are included in accrued expenses. The Triax acquisition was financed with $10.5 million of additional equity contributions from the Mediacom's members and borrowings under the Mediacom Midwest Credit Agreement. (See Notes 1 and 9).

   1998

     On January 9, 1998, the Company acquired the assets of a cable television system serving approximately 17,200 basic subscribers in Clearlake, California and surrounding communities (the "Clearlake System"), for a purchase price of $21.4 million. The purchase price has been allocated based on an independent appraisal as follows: approximately $6.0 million to property, plant and equipment, and approximately $15.4 million to intangible assets. Additionally, approximately $200,000 of direct acquisition costs has been allocated to other assets. The acquisition of the Clearlake System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities. (See Note 9).

     On January 23, 1998, the Company acquired the assets of cable television systems serving approximately 260,100 basic subscribers in various regions of the United States (the "Cablevision Systems"), for a purchase price of approximately $308.2 million. The purchase price has been allocated based on an independent appraisal as follows: approximately $205.5 million to property, plant and equipment, and approximately $102.7 million to intangible assets. Additionally, approximately $3.5 million of direct acquisition costs has been allocated to other assets. The acquisition of the Cablevision Systems and related closing costs and adjustments were financed with $94.0 million of equity contributions and the remainder with borrowings under the Company's bank credit facilities. (See Notes 1 and 9).

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 1, 1998, the Company acquired the assets of a cable television system serving approximately 3,800 basic subscribers in Caruthersville, Missouri (the "Caruthersville System") for a purchase price of $5.0 million. The purchase price has been allocated as follows: approximately $2.3 million to property, plant and equipment, and approximately $2.7 million to intangible assets. The acquisition of the Caruthersville System and related closing costs and adjustments were financed with borrowings under the Company's bank credit facilities. (See Note 9).

(5)  PRO FORMA RESULTS:

     Summarized below are the pro forma unaudited results of operations for the years ended December 31, 1999 and 1998, assuming the purchase of the Acquired Systems had been consummated as of January 1, 1998. Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acqusitions had been completed on the date indicated or which may be obtained in the future.


                                                                                  1999              1998
                                                                                  ----              ----
                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                          AMOUNTS)

     Revenues.............................................................      $ 297,313          $ 272,258
     Operating loss.......................................................        (72,472)           (55,406)
     Net loss.............................................................       (165,617)          (148,523)

     Basic and diluted loss per share ....................................      $   (8.37)         $  (19.70)
     Weighted average common shares outstanding...........................         19,797              7,538



(6)  RECENT ACCOUNTING PRONOUNCEMENTS:

     In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in fiscal 2001, and has not yet quantified the impact or not yet determined the timing or method of the adoption.

(7)  PROPERTY, PLANT AND EQUIPMENT:

     As of December 31, 1999 and 1998, property, plant and equipment consisted of:


                                                                                       1999          1998
                                                                                       ----          ----
                                                                                     (DOLLARS IN THOUSANDS)
     Land and land improvements.............................................      $     414     $     341
     Buildings and leasehold improvements...................................          6,171         5,731
     Cable systems, equipment and subscriber devices........................        682,305       300,051
     Vehicles...............................................................          7,211         5,051
     Furniture, fixtures and office equipment...............................          4,595         3,453
                                                                                      -----         -----
                                                                                  $ 700,696     $ 314,627
     Accumulated depreciation...............................................       (101,693)      (45,423)
                                                                                   --------       -------
                                                                                  $ 599,003     $ 269,204
                                                                                  =========     =========


                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The property, plant and equipment allocations as of December 31, 1999 reflect the preliminary allocations for the Triax and Zylstra systems. Such allocations are subject to adjustments based upon final appraisal information received by the Company. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $59.2 million, $39.7 million and $4.7 million, respectively.

(8)  INTANGIBLE ASSETS:

     The following table summarizes the net asset value for each intangible asset category as of December 31, 1999 and 1998 (dollars in thousands):



                                                                    GROSS ASSET    ACCUMULATED    NET ASSET
     1999                                                              VALUE      AMORTIZATION      VALUE
     ----                                                              -----      ------------      -----
     Franchising costs.......................................        $ 539,221      $  18,174     $  521,047
     Goodwill                                                            8,447          1,163          7,284
     Subscriber lists........................................           91,746         34,552         57,194
     Covenants not to compete................................            4,860          2,282          2,578
                                                                         -----          -----          -----
                                                                     $ 644,274       $ 56,171      $ 588,103
                                                                     =========       ========      =========


                                                                    GROSS ASSET    ACCUMULATED    NET ASSET
     1998                                                              VALUE      AMORTIZATION      VALUE
     ----                                                              -----      ------------      -----

     Franchising costs.......................................         $ 87,509        $ 7,983       $ 79,526
     Goodwill                                                            8,400          1,313          7,087
     Subscriber list.........................................           76,484         15,701         60,783
     Covenants not to compete................................            4,842          1,310          3,532
                                                                         -----          -----          -----
                                                                     $ 177,235       $ 26,307      $ 150,928
                                                                     =========       ========      =========


     The intangible assets allocations as of December 31, 1999 reflect the preliminary allocations for the Triax and Zylstra systems. Such allocations are subject to adjustments based upon final appraisal information received by the Company. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $41.9 million, $26.1 million and $2.9 million, respectively.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  DEBT:

     As of December 31, 1999 and 1998, debt consisted of:


                                                          1999           1998
                                                          ----           ----
                                                        (DOLLARS IN THOUSANDS)
    Mediacom:
         8 1/2% Senior Notes(a)................       $  200,000     $  200,000
         7 7/8% Senior Notes(b)................          125,000              -
     Subsidiaries:
         Bank Credit Facilities(c).............          814,000        134,425
         Seller Note(d)........................                -          3,480
                                                       ---------       --------
                                                      $1,139,000     $  337,905
                                                      ==========     ==========



     (a) On April 1, 1998, Mediacom and Mediacom Capital jointly issued $200.0 million aggregate principal amount of 8 1/2% Senior Notes due on April 15, 2008. The 8 1/2% Senior Notes are unsecured obligations of the Company, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 8 1/2% per annum, beginning from the date of issuance and is payable semi-annually on April 15 and October 15 of each year. The 8 1/2% Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

     (b) OnFebruary 26, 1999, Mediacom and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. The 7 7/8% Senior Notes are unsecured obligations of the Company, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. Interest accrues at 7 7/8% per annum, beginning from the date of issuance and is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999. The 7 7/8% Senior Notes may be redeemed at the option of Mediacom, in whole or part, at any time after February 15, 2006, at redemption prices decreasing from 103.938% of their principal amount to 100% in 2008, plus accrued and unpaid interest.

     (c) On June 24, 1997, the Company entered into an eight and one-half year $100.0 million reducing revolver and term loan agreement (the "Western Credit Agreement"). On January 23, 1998, the Company entered into a separate eight and one-half year $225.0 million reducing revolver and term loan agreement (the "Southeast Credit Agreement" and together with the Western Credit Agreement, the "Former Bank Credit Agreements"). By separate amendments dated as of January 26, 1999 to each of the Former Bank Credit Agreements, the term loans were converted into additional revolving credit loans.

         On September 30, 1999, the Company replaced the Former Bank Credit Agreements with $550.0 million of credit facilities, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires on March 31, 2008, subject to earlier expiration on June 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount of the reducing revolver. The Mediacom USA Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Mediacom USA Credit Agreement provides for interest at

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility.

         On November 5, 1999, the Company entered into a separate credit facility consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement", together with the Mediacom USA Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on June 30, 2008, subject to earlier expiration on September 30, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount of the reducing revolver. The Mediacom Midwest Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. The average interest rate on outstanding debt under the Bank Credit Agreements was 8.0%, 6.9% and 8.3% for the three months ended December 31, 1999, 1998 and 1997, respectively, before giving effect to the interest rate swap agreements discussed below.

         The Bank Credit Agreements require the Company to maintain compliance with certain financial covenants including, but not limited to, leverage, interest coverage and a pro forma debt service coverage ratios, as defined therein. The Bank Credit Agreements also require the Company to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Bank Credit Agreements as of December 31, 1999.

         The Bank Credit Agreements are secured by Mediacom's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom on a limited recourse basis to the extent of such ownership interests. At December 31, 1999, the Company had approximately $285.6 million of unused bank commitments under the Bank Credit Agreements.

         The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of December 31, 1999, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $50.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Agreements. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

     (d) In connection with an acquisition completed in 1996, certain subsidiaries of Mediacom issued to the seller an unsecured senior subordinated note (the "Seller Note") in the amount of $2.8 million, with a final maturity of June 28, 2006. Interest is deferred throughout the term of the Seller Note and is payable at maturity or upon prepayment. The Seller Note, together with accrued interest, was repaid on September 24, 1999 with no penalties associated with such prepayment.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the senior bank debt approximates the carrying value. The fair value at December 31, 1999 of the 8 1/2% Senior Notes and the 7 7/8% Senior Notes was approximately $186.0 million and $110.0 million, respectively.

     The fair value of the Swaps is the estimated amount that the Company would receive or pay to terminate the Swaps, taking into account current interest rates and the current creditworthiness of the Swap counterparties. At December 31, 1999, the Company would have received approximately $504,000 if the Swaps were terminated, inclusive of accrued interest.

The stated maturities of all debt outstanding as of December 31, 1999 are as follows (dollars in thousands):


     2000.....................................................    $          -
     2001.....................................................               -
     2002.....................................................             750
     2003.....................................................           2,000
     2004.....................................................           2,000
     Thereafter ..............................................       1,134,250
                                                                     ---------
                                                                   $ 1,139,000
                                                                   ===========



(10) RELATED PARTY TRANSACTIONS:

     Separate management agreements with each of Mediacom's operating subsidiaries provided for Mediacom Management to be paid compensation for management services performed for the Company. Until November 19, 1999, under such agreements, Mediacom Management, which is wholly-owned by the Manager, was entitled to receive annual management fees calculated as follows: (i) 5.0% of the first $50.0 million of annual gross operating revenues of the Company; (ii) 4.5% of such revenues in excess thereof up to $75.0 million; and (iii) 4.0% of such revenues in excess of $75.0 million. The management agreements with Mediacom Management were amended effective November 19, 1999 in connection with an amendment to Mediacom's operating agreement to provide annual management fees equal to 2.0% of annual gross revenues. In connection with this amendment to Mediacom's operating agreement, Mediacom Management also agreed to waive all management fees incurred from July 1, 1999 through November 19, 1999 by Mediacom's operating subsidiaries in the amount of approximately $2.8 million. This waived amount is included in capital contributions in the consolidated balance sheets. The Company incurred management fees of approximately $7.0 million, $5.8 million and $882,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The management fees incurred in 1999 include the $2.8 million waived during such period.

     During the fourth quarter of fiscal 1999, the Company recorded a deferred non-cash stock expense of $25.1 million relating to amendments to the management agreements with Mediacom Management for which additional membership units of Mediacom were issued to the Manager. This deferred expense represents the future benefit of reduced management fees. In the fourth quarter of fiscal 1999, the Company recorded a non-cash stock charge of approximately $628,000 in its consolidated statements of operations. The balance of approximately $24.5 million is included in other assets in the consolidated balance sheets and will be amortized over the expected term of the original management agreements.

     The operating agreement of Mediacom provides for Mediacom Management to be paid a fee of 1.0% of the purchase price of acquisitions made by the Company until the Company's pro forma consolidated annual operating revenues equal $75.0 million and 0.5% of such purchase price thereafter. In connection with an amendment to Mediacom's operating agreement effective November 19, 1999, Mediacom Management agreed to waive the acquisition fees of $3.8 million related to the acquisitions of Triax and Zylstra systems and that no future acquisition

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fees are payable. The Company incurred acquisition fees of approximately $3.8 million, $3.3 million and $544,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The acquisition fees incurred in 1999 represent the amount waived during such period. The acquisition fees are included in other expenses in the consolidated statement of operations.

     The operating agreement of Mediacom also provides for the reimbursement of reasonable out-of-pocket expenses of Mediacom Management incurred in connection with the operation of the business of the Company and acting for or on behalf of the Company in connection with any potential acquisitions. The Company reimbursed Mediacom Management approximately $0, $53,000 and $59,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Manager is sole owner of Mediacom Management and has substantial control over the operations of the Company. The Manager has the authority to appoint 3 of the 5 members of Mediacom's Executive Committee. As indicated above, the Company incurs fees and expenses from Mediacom Management which is controlled by the Manager.

     Chase Manhattan Capital, LLC and CB Capital Investors, LLC were members of Mediacom as of December 31, 1999 and are parties related to Chase Securities Inc. and The Chase Manhattan Bank (collectively, "Chase"). Chase acted in various capacities on behalf of the Company, such as the initial purchaser of the Senior Notes, advisor in connection with the Company's acquisitions of the Cablevision Systems and the Triax Systems, placement agent of Mediacom's membership units, and administrative agent for the Company's bank credit facilities. Chase received fees in the aggregate amount of approximately $7.1 million and $10.8 million in 1999 and 1998, respectively, in connection with these activities.

(11)   EMPLOYEE BENEFIT PLANS:

     Substantially all employees of the Company are eligible to participate in a deferred arrangement pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such arrangement, eligible employees may contribute up to 15% of their current pre-tax compensation to the Plan. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $302,000, $264,000 and $14,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(12)   COMMITMENTS AND CONTINGENCIES:

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $1.3 million, $588,000 and $22,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum annual rental payments are as follows (dollars in thousands):


     2000.........................................................     $ 1,220
     2001.........................................................         813
     2002.........................................................         638
     2003.........................................................         403
     2004.........................................................         309


                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $1.8 million, $1.7 million and $102,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     As of December 31, 1999, approximately $421,000 of letters of credit were issued in favor of various parties to secure the Company's performance relating to franchise requirements and pole rentals. As of March 15, 2000, additional letters of credit totaling approximately $1.7 million were issued in favor of various parties relating to insurance requirements, pending acquisitions and other franchise requirements.

   LEGAL PROCEEDINGS

     On January 19, 2000, Grey Advertising Inc. and Mediacom Inc., a wholly-owned subsidiary of Grey, filed an action against MCC in the United States District Court for the Southern District of New York asserting trademark infringement, among other claims. The complaint alleges that Grey owns a federally registered trademark for "Mediacom" and that MCC's use of this name constitutes trademark infringement. Grey is seeking a permanent injunction to prohibit MCC from using the Mediacom name in the conduct of MCC's business together with unspecified monetary damages. MCC has denied the substantive allegations of the complaint and is defending the action. If Mediacom Communications Corporation is found to have infringed the proprietary rights of Grey with respect to its use of the "Mediacom" mark or variations thereof, Mediacom Communications Corporation could be enjoined from using the "Mediacom" mark in connection with its business and be required to pay material monetary damages. The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

     There are no other material pending legal proceedings to which the Company is a party or to which any of our properties are subject.

   REGULATION IN THE CABLE TELEVISION INDUSTRY

     The cable television industry is subject to extensive regulation by federal, local and, in some instances, state government agencies. The Cable Television Consumer Protection and Competition Act of 1992 and the Cable Communication Policy Act of 1984 (collectively, the "Cable Acts"), both of which amended the Communications Act of 1934 (as amended, the "Communications Act"), established a national policy to guide the development and regulation of cable television systems. The Communications Act was amended by the Telecommunications Act of 1996 (the "1996 Telecom Act"). Principal responsibility for implementing the policies of the Cable Acts and the 1996 Telecom Act has been allocated between the FCC and state or local regulatory authorities.

   FEDERAL LAW AND REGULATION

     The Cable Acts and the FCC's rules implementing such acts generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established, among other things: (i) rate regulations; (ii) mandatory carriage and retransmission consent requirements that require a cable television system under certain circumstances to carry a local broadcast station or to obtain consent to carry a local or distant broadcast station; (iii) rules for franchise renewals and transfers; and (iv) other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

     The 1996 Telecom Act deregulates rates for cable programming services tiers ("CPST") on March 31, 1999 and, for certain small cable operators, immediately eliminates rate regulation of CPST, and, in certain limited circumstances, basic services. The FCC is currently developing permanent regulations to implement the rate deregulation provisions of the 1996 Telecom Act. The Company is currently unable to predict the ultimate effect of the Cable Acts or the 1996 Telecom Act on its financial statements.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The FCC and Congress continue to be concerned that rates for regulated programming services are rising at a rate exceeding inflation. It is therefore possible that the FCC will further restrict the ability of cable television operators to implement rate increases and/or Congress will enact legislation to effect the same outcome.

   STATE AND LOCAL REGULATION

     Cable television systems generally operate pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local governmental entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable television systems to the jurisdiction of centralized state government agencies. To date, other than Delaware, no state in which the Company currently operates has enacted state level regulation. The Company cannot predict whether any of the states in which currently operates will engage in such regulation in the future.

(13)  FASB   131--DISCLOSURE   ABOUT  SEGMENTS  OF  AN  ENTERPRISE  AND  RELATED
INFORMATION:

     During the fourth quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". This statement requires the Company to report segment financial information consistent with the presentations made to the Company's management for decision-making purposes. All revenues of the Company are derived solely from cable television operations and related activities. When allocating capital and operational resources to the cable television systems, the Company's management evaluates such factors as the bandwidth capacity and other cable plant characteristics, the offered programming services, and the rate structure. The decision making of the Company's management is based primarily on the impact of such resource allocations on the Company's consolidated system cash flow (defined as operating income before management fee expense, depreciation and amortization and non-cash stock charges). For the years ended 1999, 1998 and 1997, the Company's consolidated system cash flow was approximately $85.0 million, $59.9 million and $9.4 million, respectively.

(14)  INVESTMENTS

     On November 4, 1999, the Company completed an agreement with SoftNet Systems, Inc. ("SoftNet") a high-speed broadband Internet access and content services company, to deploy SoftNet's high-speed Internet access services throughout the Company's cable television systems. In addition to a revenue sharing arrangement with SoftNet, the Company received 3.5 million shares of SoftNet's common stock, representing a fair value of approximately $87.9 million as of December 31, 1999, in exchange for SoftNet's long-term rights to deliver high-speed Internet access services to the Company's customers. Under the terms of this agreement, over a period of three years the Company is required to upgrade its cable network to provide two-way communications capability in cable systems passing 900,000 homes and make available such homes to SoftNet. Of the issued shares, 90% are subject to forfeiture in the event the Company does not perform subject to the schedule set forth in this agreement calling for the delivery by the Company of two-way capable homes.

     As of December 31, 1999, the Company received 3.5 million shares of SoftNet's common stock of which ten percent or 350,000 shares were vested and non-forfeitable upon the date of receipt. The Company will record the value of these vested and non-forfeitable shares of approximately $8.5 million as revenues over the term of the agreement. As the Company delivers the required number of two-way capable homes pursuant to its agreement with SoftNet, an increasing number of the shares of SoftNet's common stock will become vested and non-forfeitable. The Company will recognize the remaining 3,150,000 shares of SoftNet's common stock as revenues over the term of this agreement. During the fourth quarter, the Company recorded approximately $142,000 as revenues relating to the SoftNet common stock.

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)     EMPLOYMENT ARRANGEMENTS

     During the fourth quarter of fiscal 1999, the Company recorded a deferred non-cash stock expense of approximately $27.0 million relating to the grant of membership units of Mediacom to certain members of management for past and future services. These units will vest over five years and are subject to forfeiture penalties during the three year period between the date the membership units become vested and the date the employee leaves Mediacom. Forfeited units will revert to the Manager. During the fourth quarter of fiscal 1999, Mediacom recorded a non-cash stock charge of approximately $14.8 million in its consolidated statements of operations, relating to the vested and non-forfeitable membership units. The balance of approximately $12.2 million, relating to the non-vested and forfeitable membership units, was recorded as other redeemable members' equity in the consolidated balance sheets and will be amortized as a non-cash stock expense over a period of five to eight years.

(16)     RECENT EVENTS

   INITIAL PUBLIC OFFERING

     On February 9, 2000, MCC, completed an initial public offering ("IPO") of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.8 million, were $354.4 million and were used to repay bank indebtedness. Immediately prior to the completion of the IPO, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests of Mediacom, which serves as the holding company for the operating subsidiaries. As a result, MCC became the parent company of Mediacom, which continues to serve as the holding company of its subsidiaries. On February 9, 2000, Mediacom's 1999 Operating Agreement was amended to reflect MCC as the sole member and manager of Mediacom.

     Immediately prior to the IPO, additional membership interests were issued to all members of Mediacom in accordance with a formula set forth in Mediacom's 1999 Operating Agreement which was based upon a valuation of Mediacom established at the time of the IPO. A provision in the 1999 Operating Agreement eliminated a certain portion of the special allocation of membership interests awarded to the Primary Members based upon valuations of Mediacom performed from time to time. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom's management agreements with Mediacom Management effective November 19, 1999, the Primary Members were issued new membership interests at the time of the IPO representing 16.5% of the equity in Mediacom in accordance with a formula based upon the valuation established immediately prior to the IPO. These newly issued membership interests were exchanged for shares of MCC's common stock in the IPO.

     In addition, the Primary Members received options to purchase 7.2 million shares of MCC's common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests. These options are for a term of five years and are exercisable, commencing six months after the completion of the IPO, at a price equal to the initial public offering price of $19.00. With the exception of such options held by the Manager to purchase approximately 6,900,000 shares of common stock, such options: (i) vest over five years which vesting period is deemed to have commenced for these certain members on various dates prior to the IPO; and (ii) are subject to forfeiture penalties during the three year period between the date the options become vested and the date the employee leaves Mediacom.

     The management agreements between Mediacom Management and each of the operating subsidiaries were terminated upon completion of the IPO, and Mediacom Management's employees became MCC's employees and its corporate overhead became MCC's corporate overhead. These expenses will be reflected as a corporate expense in the consolidated statement of operations. As a result of the completion of the IPO and the termination of these management agreements, the deferred non-cash stock expense of $24.5 million relating to the future

                          MEDIACOM LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefit of reduced management fees, will be recorded as a non-cash stock charge in the consolidated statements of operations in the first quarter of fiscal 2000. (See Note 10).

     As of December 20, 1999, the Board of Directors of MCC adopted a stock option plan for officers, directors and key employees. On February 3, 2000, options for an aggregate of 2.8 million shares of Class A and Class B common stock were granted to employees at an exercise price equal to the initial public offering price of $19.00. Such options have a term of ten years and vest in equal annual installments over five years. Vesting is contingent on continuous employment. Options that do not vest will be forfeited.

     As of December 20, 1999, the Board of Directors of MCC adopted the 1999 employee stock purchase plan. The employee stock purchase plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. MCC reserved 1,000,000 shares of its Class A common stock for issuance under the plan.

     On February 4, 2000, MCC granted to each of Craig S. Mitchell and Robert L. Winikoff options to purchase 30,000 shares of Class A common stock, and also granted to each of William S. Morris III, Thomas V. Reifenheiser and Natale S. Ricciardi options to purchase 20,000 shares of Class A common stock at an exercise price equal to the public offering price of $19.00 per share. Such options have a term of ten years and vest in three equal annual installments beginning February 3, 2001.

     Pursuant to an agreement with Mediacom Management, MCC purchased all of its assets upon the completion of the initial public offering. MCC paid Mediacom Management approximately $653,000 for the furniture, computers and other office equipment that Mediacom Management purchased to conduct its operations. The purchase price paid to Mediacom Management for such assets approximated their carrying value.

     Mediacom is a limited liability company and its members were required to report their share of income or loss in their respective income tax returns. After the completion of the IPO and the exchange of membership interests in Mediacom for shares of MCC's common stock, the results of MCC will be included in MCC's corporate tax returns. MCC will also record a one-time non recurring charge to earnings to record a net deferred tax liability. If the Company had been a C corporation as of December 31, 1999, this charge would have been approximately $1.3 million.

(17)  SUBSEQUENT EVENTS

   PENDING ACQUISITIONS

     As of March 15, 2000, the Company entered into four separate asset purchase agreements to acquire cable television systems serving approximately 19,000 basic subscribers for an aggregate purchase price of $29.4 million. The Company expects to close these four acquisitions in the second and third quarters of 2000, subject to the receipt of all necessary regulatory approvals. The Company also signed one letter of intent to acquire cable systems serving approximately 9,000 basic subscribers for a purchase price of $16.0 million. The Company expects to complete the acquisition of these systems in the third quarter of 2000, subject to the negotiation of definitive documentation and the receipt of all necessary regulatory approvals.


                                                                                                      SCHEDULE II

                          MEDIACOM LLC AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                          (ALL DOLLAR AMOUNTS IN 000'S)

                                                 BALANCE AT         ADDITIONS
                                                BEGINNING OF     CHARGED TO COSTS                    BALANCE AT
                                                   PERIOD          AND EXPENSES      DEDUCTIONS     END OF PERIOD
                                                   ------          ------------      ----------     -------------

December 31, 1997

     Allowance for doubtful accounts
          Current receivables...............     $    25             $    45          $    14          $   56

December 31, 1998

     Allowance for doubtful accounts
          Current receivables...............     $    56             $ 1,694          $ 1,452          $   298
     Acquisition reserves(1)
          Accrued expenses..................     $     -             $ 4,120          $     -          $ 4,120

December 31, 1999
     Allowance for doubtful accounts
          Current receivables...............     $   298               $ 975          $   501          $  772
     Acquisition reserves(1)
          Accrued expenses..................     $ 4,120             $ 1,530          $     -          $ 5,650

------------------

 (1)     Addition was charged to intangible assets


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Mediacom Capital Corporation:

We have audited the accompanying balance sheets of Mediacom Capital Corporation as of December 31, 1999 and 1998. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Mediacom Capital Corporation as of December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                         Arthur Andersen LLP



Stamford, Connecticut
February 25, 2000



                          MEDIACOM CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                      DECEMBER 31,    DECEMBER 31,
                                                                         1999             1998
                                                                         ----             ----
                                     ASSETS
Note receivable - from affiliate for issuance of common stock           $ 100              $ 100
                                                                        -----              -----

                Total assets                                            $ 100              $ 100
                                                                        =====              =====


                              STOCKHOLDER'S EQUITY

Common stock, par value $0.10; 200 shares authorized;
     100 shares issued and outstanding                                  $  10              $  10
Additional paid-in capital                                                 90                 90
                                                                           --                 --
                Total stockholder's equity                              $ 100              $ 100
                                                                        =====              =====




                 The accompanying note to the balance sheets
              is an integral part of these financial statements.

                          MEDIACOM CAPITAL CORPORATION

                           NOTE TO THE BALANCE SHEETS

(1)      ORGANIZATION

     Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation, wholly-owned by Mediacom LLC ("Mediacom"), was organized on March 9, 1998 for the sole purpose of acting as co-issuer with Mediacom of $200.0 million aggregate principal amount of the 8 1/2% senior notes due April 15, 2008. Interest on the 8 1/2% senior notes is payable semi-annually on April 15 and October 15 of each year. Mediacom Capital does not conduct operations of its own.

     On February 26, 1999, Mediacom and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 15, 2011. The net proceeds from this offering of approximately $121.9 million were used to repay a substantial portion of outstanding bank debt under the bank credit facilities of Mediacom's operating subsidiaries. Interest on the 7 7/8% senior notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 1999.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The table below sets forth our directors and executive officers:



     NAME                                                        AGE    POSITION

     Rocco B. Commisso......................................     50     Chairman and Chief Executive Officer
     Mark E. Stephan........................................     43     Senior Vice President, Chief Financial
                                                                        Officer, Treasurer and Director
     James M. Carey.........................................     48     Senior Vice President, Operations
     Joseph Van Loan........................................     58     Senior Vice President, Technology
     Italia Commisso Weinand................................     46     Senior Vice President, Programming and
                                                                        Human Resources and Secretary
     William S. Morris III..................................     65     Director
     Craig S. Mitchell......................................     41     Director
     Thomas V. Reifenheiser.................................     64     Director
     Natale S. Ricciardi....................................     51     Director
     Robert L. Winikoff.....................................     53     Director


     ROCCO B. COMMISSO has 22 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding Mediacom LLC in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he was assigned to manage the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of SoftNet Systems, Inc., the National Cable Television Association and Cable Television Laboratories, Inc. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     MARK E. STEPHAN has 13 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     JAMES M. CAREY has 18 years of experience in the cable television industry. Before joining us in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern Region. Mr. Carey is a member of the board of directors of the American Cable Association.

     JOSEPH VAN LOAN has 27 years of experience in the cable television industry. Before joining us in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

     ITALIA COMMISSO WEINAND has 23 years of experience in the cable tele-vision industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. She serves on the board of directors of the National Cable Television Cooperative, Inc., a programming consortium consisting of small to medium-sized multiple system operators. Ms. Weinand is the sister of Mr. Commisso.

     WILLIAM S. MORRIS III is a member of our board of directors. Mr. Morris has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He is the Chairman of the board of directors of the Newspapers Association of America.

     CRAIG S. MITCHELL is a member of our board of directors. Mr. Mitchell has held various management positions with Morris Communications for more than the past five years. He currently serves as its Vice President, Finance and Treasurer and is also a member of its board of directors.

     THOMAS V.  REIFENHEISER is a member of our board of directors.
Mr. Reifenheiser has been a Managing Director and Group Executive for the Global Media and Telecom Group of Chase Securities Inc. for more than the past five years. He joined Chase in 1963 and has been the Global Media and Telecom Group Executive since 1977.

     NATALE S. RICCIARDI is a member of our board of directors. Mr. Ricciardi has held various management positions with Pfizer Inc. for more than the past five years. He joined Pfizer in 1972 and currently serves as Vice President of Pfizer Global Manufacturing with responsibility for all of Pfizer's U.S. manufacturing plants.

     ROBERT L. WINIKOFF is a member of our board of directors. He is also member of the executive committee of Mediacom LLC. Mr. Winikoff has been a partner of the New York City law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than the past five years, which has served as our general outside counsel since 1995. He is a member of the board of directors of Young Broadcasting Inc., an owner and operator of broadcast television stations.


KEY EMPLOYEES

     The table below sets forth our key employees:


      NAME                                                       AGE    POSITION

      Calvin G. Craib.......................................     45     Vice President, Business Development
      Bruce J. Gluckman.....................................     47     Vice President, Legal and Regulatory Affairs
      Richard L. Hale.......................................     50     Vice President, Midwest Region
      Dale E. Ordoyne.......................................     49     Vice President, Southern Region
      John G. Pascarelli....................................     38     Vice President, Marketing
      Brian M. Walsh........................................     34     Vice President and Controller
      William D. Wegener....................................     38     Vice President, Network Development
      Arnold P. Cool........................................     51     Regional Director, Central Region
      Louis Gentile.........................................     40     Regional Director, Western Region
      Richard P. Hanson.....................................     46     Regional Director, North Central Region
      Donald E. Zagorski....................................     40     Regional Director, Mid-Atlantic Region


     CALVIN G. CRAIB has 18 years experience in the cable television industry. Before joining us in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998. Mr. Craib served as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     BRUCE J. GLUCKMAN has seven years of experience in the cable television industry. Before joining us as Director of Legal Affairs in February 1998, Mr. Gluckman was in private law practice from January 1996 to October 1997. From June 1993 to January 1996, he served as a Staff Attorney for Cablevision Industries. Mr. Gluckman has 20 years of experience in the practice of law.

     RICHARD L. HALE has 16 years of experience in the cable television industry. Before joining us as Regional Manager for the Central Region in January 1998, Mr. Hale served as Regional Manager of Cablevision Systems' Kentucky/Missouri region and as Sales and Marketing Director from 1988 to 1998. Mr. Hale began his career in the cable television industry in 1984 as Regional Sales and Marketing Director for Adams-Russell Cable.

     DALE E. ORDOYNE has 18 years of experience in the cable television industry. Before joining us in October 1999, Mr. Ordoyne served as Vice President, Marketing for MediaOne Group from 1995, where he was responsible for all marketing activities for the Atlanta cluster comprised of 500,000 basic subscribers. Prior to that time, Mr. Ordoyne served in various marketing and system management capacities for Cablevision Industries and Cox Communications.

     JOHN G. PASCARELLI has 19 years of experience in the cable television industry. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Cablevision Systems and Storer Communications.

     BRIAN M. WALSH has 12 years of experience in the cable television industry. Before joining us in April 1996 as Director of Accounting, Mr. Walsh served as financial analyst for Helicon from January 1996 to March 1996. Prior to that time, Mr. Walsh served in various financial management capacities for Cablevision Industries, including Business Manager from January 1992 to December 1995. Mr. Walsh began his career in the cable television industry in 1988 when he joined Cablevision Industries as a staff accountant.

     WILLIAM D. WEGENER has 19 years of experience in the cable television industry. Before joining us in February 1998, Mr. Wegener served as Senior Sales Engineer for C-Cor Electronics from October 1995 to October 1997. Prior to that time, Mr. Wegener served in various engineering capacities for Cablevision Industries. He is a member of the Society of Cable Telecommunications Engineers.

     ARNOLD P. COOL has 22 years of experience in the cable television industry. Before joining us in January 1998, he served in various capacities for Cablevision Systems' cable television systems in Kentucky and Missouri from April 1993. Prior to that time, Mr. Cool held various technical and supervisory responsibilities for Cablevision Systems and for smaller cable television companies.

     LOUIS GENTILE has 11 years of experience in the cable television industry. Before joining us as Divisional Business Manager in January 1998, Mr. Gentile served in various financial management capacities for Cablevision Systems from January 1992. Mr. Gentile began his career in the cable television industry in 1989 when he joined MultiVision Cable as a financial analyst.

     RICHARD P. HANSON has 22 years of experience in the cable television industry. Mr. Hanson joined us upon the closing of the Triax acquisition on November 5, 1999. Before joining us, Mr. Hanson served in various capacities for Triax, most recently as Director of Operations, from March 1988 to October 1999. Prior to joining Triax, he served as Manager for Combined Cable and for Star Cablevision.

     DONALD E. ZAGORSKI has 19 years of experience in the cable television industry. Before joining us in June 1997, Mr. Zagorski served as System and Regional Manager for Tele-Media Company from March 1990. Prior to that time, Mr. Zagorski held various technical and supervisory positions with Outer Banks Cablevision and Group W Cable.

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualify. All executive officers and key employees serve at the discretion of the board of directors. Mr. Commisso has agreed to cause the election of two directors designated by Morris Communications so long as Morris Communications continues to own at least 20% of our outstanding common stock, and one such director so long as it continues to own at least 10% of our outstanding common stock. In accordance with this agreement, Mr. Morris and Mr. Mitchell have been designated as directors by Morris Communications.

COMMITTEES OF THE BOARD OF DIRECTORS

   AUDIT COMMITTEE

     The members of the audit committee are Craig S. Mitchell, Thomas V. Reifenheiser and Natale S. Ricciardi. The responsibilities of the audit committee include:

    o recommending the appointment of independent accountants;

    o reviewing the arrangements for and scope of the audit by independent accountants;

    o reviewing the independence of the independent accountants;

    o considering the adequacy of the system of internal accounting controls and review any proposed corrective actions;

    o reviewing and monitoring our policies regarding business ethics and conflicts of interest;

    o discussing with management and the independent accountants our draft annual financial statements and key accounting and reporting matters; and

    o reviewing the activities and recommendations of our accounting department.

   COMPENSATION COMMITTEE

     The members of the compensation  committee are Rocco B. Commisso,  William
S. Morris III and Robert L. Winikoff. The compensation committee has authority to review and make recommendations to our board of directors with respect to the compensation of our executive officers.

   STOCK OPTION COMMITTEE

     The members of the stock option committee are Thomas V. Reifenheiser, Natale S. Ricciardi and Robert L. Winikoff. The stock option committee administers our 1999 stock option plan and determines, among other things, the time or times at which options will be granted, the recipients of grants, whether a grant will consist of incentive stock options, nonqualified stock options or stock appreciation rights, which may be in tandem with an option or free-standing, or a combination thereof, the option periods, whether an option is exercisable for Class A common stock or Class B common stock, the limitations on option exercise and the number of shares to be subject to such options, taking into account the nature and value of services rendered and contributions made to our success. The stock option committee also has authority to interpret the plan and, subject to certain limitations, to amend provisions of the plan as it deems advisable.

DIRECTOR COMPENSATION

     Those directors who are not also our employees will not receive annual compensation. On February 4, 2000, we granted to each of Craig S. Mitchell and Robert L. Winikoff options to purchase 30,000 shares of Class A common stock, and we granted to each of William S. Morris III, Thomas V. Reifenheiser and Natale S. Ricciardi options to purchase 20,000 shares of Class A common stock at an exercise price equal to the public offering price of $19.00 per share. Such options become exercisable in three equal annual installments beginning February 3, 2001. Non-employee directors will also receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended.

ITEM 11.      EXECUTIVE COMPENSATION

     Prior to our initial public offering on February 4, 2000, except for James
M. Carey, we did not make any payment in respect of compensation to any of our executive officers. These executive officers received compensation from Mediacom Management, which was entitled to receive management fees from our subsidiaries. Mr. Carey received his compensation from one of our operating subsidiaries, Mediacom Southeast LLC. For more information regarding the management fees paid by our subsidiaries to Mediacom Management, see "Certain Relationships and Related Transactions--Management Agreements." Since the consummation of our initial public offering, we have paid the compensation to our executive officers.

     Except where otherwise indicated, the following table summarizes the compensation paid in 1999 and 1998 by Mediacom Management to our Chief Executive Officer and our four other most highly compensated executive officers who received total compensation in excess of $100,000:


                           SUMMARY COMPENSATION TABLE

                                                                                 ANNUAL COMPENSATION
                                                                     ---------------------------------------------
                                                                                                     OTHER ANNUAL
NAME AND PRINCIPAL POSITION                               YEAR       SALARY($)        BONUS($)     COMPENSATION($)
---------------------------                               ----       ---------        --------     ---------------

Rocco B. Commisso...................................      1999        100,000                --              --
   Chairman and Chief Executive Officer                   1998        100,000                --              --


Mark E. Stephan.....................................      1999        200,000                --              --
   Senior Vice President, Chief Financial Officer,        1998        190,769           132,034              --
   Treasurer and Director

James M. Carey(1)...................................      1999        140,769            20,000              --
   Senior Vice President, Operations                      1998        106,154            15,000          35,500(2)

Joseph Van Loan.....................................      1999        200,000                --              --
   Senior Vice President, Technology                      1998        190,769           132,034              --

Italia Commisso Weinand.............................      1999        136,923                --              --
   Senior Vice President, Programming and Human           1998        130,693            99,026              --
    Resources and Secretary

---------------------------

(1)  Mr. Carey's compensation was paid by one of our operating subsidiaries, Mediacom Southeast LLC.
(2)  Represents consulting fees from January 1, 1998 to February 2, 1998.


     The amounts set forth in the above table do not include the receipt by Mark
E. Stephan, James M. Carey, Joseph Van Loan and Italia Commisso Weinand of membership units in Mediacom LLC from Rocco B. Commisso as described in "--Employment Arrangements" below.

EMPLOYMENT ARRANGEMENTS

     Mark E. Stephan, James M. Carey, Joseph Van Loan, Italia Commisso Weinand and several of our other employees have entered into employment arrangements setting forth the terms of their at-will employment with us. Pursuant to the employment arrangements, Rocco B. Commisso delivered to each of these employees a specified number of membership units in Mediacom LLC, which were owned by Mr. Commisso. Approximately 55% of the membership units were fully vested and non-forfeitable on the date of grant. During the fourth quarter of 1999, we recorded approximately $14.8 million in a non-cash stock charge relating to these vested and non-forfeitable membership units, based on the initial public offering price of $19.00. A deferred non-cash stock expense of approximately $12.2 million, relating to the non-vested and forfeitable membership units, will be amortized over a period of five to eight years.

     In connection with our initial public offering, such membership units were exchanged for an aggregate of 1,421,879 shares of our Class B common stock and options to acquire an aggregate of 348,892 shares of our Class B common stock at an exercise price equal to the initial public offering price of $19.00 per share. Such shares and options initially are subject to vesting in five equal annual installments, which vesting period is deemed to have commenced for each officer on various dates prior to our initial public offering. All such shares and options which vest initially are nonetheless subject to potential forfeiture during the first three years after vesting under the circumstances described below. If the employee desires to sell the vested shares and options, or if the employee's employment with us is terminated for any reason, Mr. Commisso will have the option to purchase such shares or options at their fair market value. In the event that Mr. Commisso exercises this purchase option, a portion of the shares or options vested for less than three years will nonetheless be forfeited to Mr. Commisso if, during such three year period, such employee elects to sell such shares or exercise such options or voluntarily terminates his employment with us or if such employee's employment with us is terminated for cause. No forfeiture of vested shares or options will occur if Mr. Commisso elects not to exercise his purchase option, or if the employee is terminated by us without cause or as a result of death or disability. Upon a change of control, all such shares will vest and not be subject to forfeiture. Each of the employees has granted to Mr. Commisso an irrevocable proxy with respect to all voting rights relating to their shares of common stock following the exchange. At the request of any of these employees, Mr. Commisso will make a loan to the employee in the amount of any tax liability resulting from such employee's receipt of our options in exchange for membership units in Mediacom LLC. Such loan would be secured by such employee's shares of common stock and options. Each of the employment arrangements also provides that if we terminate the employee's employment without cause, the employee is entitled to a severance payment equal to six months of base salary and precludes the employee from competing with us for a period of three years following termination.

1999 STOCK OPTION PLAN

     Our board of directors adopted our 1999 stock option plan which became effective as of December 20, 1999. We have reserved 9,000,000 shares of common stock with respect to which options and stock appreciation rights may be granted under the plan. A maximum of 7,000,000 shares of our common stock reserved under the plan may be granted as incentive stock options qualified for favorable tax treatment to the holder under Internal Revenue Code Section 422. The purpose of the plan is to promote our interests and the interests of our stockholders by strengthening our ability to attract and retain competent employees, to make service on our board of directors more attractive to present and prospective non-employee directors and to provide a means to encourage stock ownership and proprietary interest in us by our officers, non-employee directors and valued employees and other individuals upon whose judgment, initiative and efforts our financial success and growth largely depend.

     The plan states that it may be administered by either the entire board of directors or a committee consisting of two or more members of the board of directors, each of whom is a non-employee director. Our board of directors has determined that the plan will be administered by the stock option committee which consists solely of non-employee directors.

     Incentive stock options may be granted only to our officers and key employees and the officers and key employees of our subsidiaries. Nonqualified stock options and stock appreciation rights may be granted to our officers, key employees, directors, agents and consultants and the officers and employees of our subsidiaries. In determining the eligibility of an individual for grants under the plan, as well as in determining the number of shares to be optioned to any individual, the stock option committee takes into account the recommendations of our Chairman of the Board, Mr. Commisso, the position and responsibilities of the individual being considered, the length of such individual's employment with us or our subsidiaries, the nature and value to us or our subsidiaries of his or her service or accomplishments, his or her present or potential contribution to the success of us or our subsidiaries and such other factors as the stock option committee may deem relevant. In making recommendations to the stock option committee, Mr. Commisso expects to focus upon individuals who would be motivated by a direct economic stake in us. Options may provide for their exercise into shares of any class of our common stock.

     The plan provides for the granting of incentive stock options to purchase our common stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options with any exercise price. Stock appreciation rights may be granted with an exercise price equal to the fair market value of a share of our common stock on the date of grant of the stock appreciation right. Stock appreciation rights granted in tandem with an option have the same exercise price as the related option. Options for an aggregate of 2,920,000 shares of our common stock, comprised of 1,971,108 shares of Class A common stock and 948,892 shares of Class B common stock were granted on February 4, 2000 under the plan to all of our full and part-time employees at an exercise price equal to the initial public offering price of $19.00. Such options will vest at various times over five years. Vesting is contingent on continuous employment with us. Options that do not vest will be forfeited.

     The plan also contains limitations applicable only to incentive stock options granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a nonqualified option. In addition, if an optionee owns more than 10% of the total combined voting power of all classes of our capital stock or that of our parent or any of our subsidiaries at the time the individual is granted an incentive stock option, the option price per share of the incentive stock option cannot be less than 110% of the fair market value per share as of the date of grant and the term of the incentive stock option cannot exceed five years. No option or stock appreciation right may be granted under the plan after December 19, 2009, and no option or stock appreciation right may have a term of more than ten years after the date of its grant.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash, check or, under certain circumstances, in shares of our common stock having a fair market value equal to the exercise price of the options, or any combination thereof. Stock appreciation rights, which give the holder the privilege of surrendering such rights for the appreciation in the underlying common stock between the time of the grant and the surrender, may be settled, in the discretion of the stock option committee in cash, in shares of our common stock valued at their fair market value on the date of exercise of the stock appreciation right, or in any combination thereof. The exercise of a stock appreciation right granted in tandem with an option cancels the option to which it relates with respect to the same number of shares as to which the stock appreciation right was exercised. The exercise of an option cancels any related stock appreciation right with respect to the same number of shares as to which the option was exercised. Generally, options and stock appreciation rights may be exercised while the recipient is performing services for us and within three months after termination of such services.

     The plan may be terminated at any time by the board of directors, which may also amend the plan, except that without stockholder approval, it may not increase the number of shares subject to the plan or change the class of persons eligible to receive options under the plan.

1999 EMPLOYEE STOCK PURCHASE PLAN

     Our board of directors adopted our 1999 employee stock purchase plan which became effective as of December 20, 1999. Our employee stock purchase plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended. We have reserved 1,000,000 shares of our Class A common stock for issuance under the plan. The plan states that it may be administered by either the entire board of directors or a committee of the board of directors. Our board of directors has determined that the plan will be administered by the compensation committee.

     All persons employed by us or any of our subsidiaries on the date of our initial public offering are eligible to participate in the employee stock purchase plan provided they customarily perform for us at least 20 hours of services per week and for more than five months in any calendar year. The plan covers four offering periods, each lasting six months. The offering periods commence on February 1 and August 1 of each year covered by the plan, except that the first offering period will start on February 4, 2000 and end on July 31, 2000. Eligible employees, on the date of our initial public offering, automatically participated in the plan unless they fail to enroll in payroll deductions within 30 days following the date of our initial public offering, February 4, 2000.

     Our employee stock purchase plan allows for each participating employee to purchase common stock through payroll deductions. Each employee's payroll deductions for any period may not exceed 15% of the employee's compensation for such period up to a maximum aggregate deduction of $21,250 for each period. Purchases of our common stock will occur on the final trading day of each offering period. No employee may be granted an option under the plan if immediately after the grant the employee would own our capital stock and/or options to purchase our common stock possessing 5% or more of the total combined voting power or value of all classes of capital stock of us or any of our subsidiaries. In addition, the total value of the shares purchased by a participant in any calendar year, measured as of the beginning of the offering period, may not exceed $25,000.

     The price of each share of common stock purchased under our employee stock purchase plan will be 85% of the lower of:

     o the fair market value per share of common stock on the date of our initial public offering; or

     o the fair market value per share of common stock on the final trading day of each applicable offering period.

     Employees may end their participation in the employee stock purchase plan at any time. Participation ends automatically upon termination of employment with us. Our board of directors may amend or terminate the employee stock purchase plan at any time. If our board increases the number of shares of common stock reserved for issuance under the plan, it must seek the approval of our stockholders.

401(K) PLAN

     We maintain a retirement plan established in conformity with Section 401(k) of the Internal Revenue Code of 1986, covering all of our eligible employees. In accordance with the 401(k) plan, employees may elect to defer up to 15% of their current pre-tax compensation and have the amount of the deferral contributed to the 401(k) plan. The maximum elective deferral contribution was $10,000 in each of 1998 and 1999 subject to adjustment for cost-of-living in subsequent years. Certain highly compensated employees may be subject to a lesser limit on their maximum elective deferral contribution. The 401(k) plan permits, but does not require, us to make matching contributions and non-matching, profit sharing, contributions up to a maximum dollar amount or maximum percentage of participant or employee contributions. Our contributions under the plan totaled approximately $14,000, $264,000 and $302,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 15, 2000 certain information with respect to the beneficial ownership of our common stock by:

     o each person known by us to beneficially own more than 5% of any class of our common stock;

     o  each of our directors;

     o our Chief Executive Officer and our four other most highly compensated executive officers; and

     o all of our directors, director nominees and executive officers as a group.

     The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to ten votes per share. Holders of both classes of common stock will vote together as a single class on all matters presented for a vote, except as otherwise required by law. Percentage of beneficial ownership of Class A common stock is based on 60,657,010 shares of Class A common stock outstanding and percentage of beneficial ownership of Class B common stock is based on 29,342,990 shares of Class B common stock outstanding. Unless otherwise indicated, the address of each beneficial owner of more than 5% of Class A or Class B common stock is Mediacom Communications Corporation, 100 Crystal Run Road, Middletown, New York 10941.


                                                 CLASS A COMMON STOCK        CLASS B COMMON STOCK     PERCENT OF VOTE
                                                -----------------------     -----------------------   AS A SINGLE
NAME OF BENEFICIAL OWNER                        NUMBER          PERCENT      NUMBER         PERCENT   CLASS
------------------------                        ------          -------      ------         -------   ---------------

Rocco B. Commisso...........................       250,000           * %     29,342,990(7)   100.0%        82.9%
Morris Communications Corporation(1)........    28,309,674        46.7               --         --          8.0
CB Capital Investors, LLC(2)................     4,223,534         7.0               --         --          1.2
U.S. Investor, Inc.(3)......................     3,051,170         5.0               --         --            *
Mark E. Stephan.............................            --          --          387,222(8)(9)  1.3           --
William S. Morris III(1)(4).................    28,309,674        46.7               --         --          8.0
Craig S. Mitchell(1)(5).....................    28,399,674        46.8               --         --          8.0
Thomas V. Reifenheiser......................            --          --               --         --           --
Natale S. Ricciardi.........................        10,000           *               --         --           --
Robert L. Winikoff..........................        45,000(6)        *               --         --           --
James M. Carey..............................            --          --          216,844(9)(10)   *           --
Joseph Van Loan.............................         4,000           *          263,311(9)(11)   *           --
Italia Commisso Weinand.....................           500           *          263,311(9)(12)   *           --
All executive officers and directors
  as a group (10 persons)...................    28,709,174        47.3       29,342,990      100.0         91.0


------------------

  * Represents beneficial ownership of less than 1%.

(1) The address of the beneficial owner is 725 Broad Street, Augusta, Georgia 30901.
(2) Includes approximately 856,200 shares of Class A common stock owned by its affiliate, Chase Manhattan Capital, LLC. The address of the beneficial owner is c/o Chase Capital Partners, 380 Madison Avenue, New York, New York 10017.
(3) A party related to Booth American Company. The address of the beneficial owner is 333 West Fort Street, Detroit, Michigan 48226.
(4) Represents shares held by Morris Communications. Mr. Morris is the Chairman and Chief Executive Officer of Morris Communi-cations and is deemed to be in control of Morris Communications.

(5) Includes 28,309,674 shares held by Morris Communications. Mr. Mitchell is a director and the Vice President, Finance and Treasurer of Morris Communications. Mr. Mitchell disclaims any beneficial ownership of the shares held by Morris Communications.

(6) Includes 30,000 shares held by a limited liability company for which Mr. Winikoff serves as manager. Mr. Winikoff disclaims beneficial ownership of the shares held by the limited liability company except to the extent of his pecuniary interest therein.

(7) Includes 1,421,879 shares of Class B common stock owned of record by other stockholders, for which Mr. Commisso holds an irrevocable proxy, representing all remaining shares of Class B common stock outstanding.

(8) All of these shares are subject to vesting in five equal annual installments, which vesting period is deemed to have commenced on March 18, 1997. 232,333 of these shares are currently vested.

(9) If such beneficial owner desires to sell vested shares, or if such beneficial owner's employment with us is terminated for any reason, Mr. Commisso will have the option to purchase such shares. In the event that Mr. Commisso exercises this purchase option, a portion of the vested shares vested for less than three years will nonetheless be forfeited to Mr. Commisso if, during such three year period, such beneficial owner elects to sell such shares or voluntarily terminates his employment with us or if such beneficial owner's employment with us is terminated for cause. Such forfeiture of vested shares will not occur if Mr. Commisso does not exercise his purchase option or if the beneficial owner is terminated by us without cause or as a result of death or disability. Upon a change of control, all such shares will vest and not be subject to forfeiture. In addition, such beneficial owner has granted Mr. Commisso an irrevocable proxy which may be exercised by Mr. Commisso in connection with any action to be taken by our stockholders.

(10) All of these shares are subject to vesting in five equal annual installments, which vesting period is deemed to have commenced on September 15, 1998. 86,737 of these shares are currently vested.

(11) All of these shares are subject to vesting in five equal annual installments, which vesting period is deemed to have commenced on November 4, 1997. 157,986 of these shares are currently vested.

(12) All of these shares are subject to vesting in five equal annual installments, which vesting period is deemed to have commenced on April 21, 1997. 157,986 of these shares are currently vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following discussion sets forth certain relationships and related transactions of us and our subsidiary, Mediacom LLC, and its operating subsidiaries.

MANAGEMENT AGREEMENTS

     Each of our operating subsidiaries was a party to a management agreement with Mediacom Management, which is owned by Mr. Commisso. Under these agreements, Mediacom Management provided management services to our operating subsidiaries and was paid annual management fees. Until November 19, 1999, the management fee was 5.0% of the first $50.0 million of our annual gross operating revenues, 4.5% of annual gross operating revenues in excess of $50.0 million, up to $75.0 million, and 4.0% of annual gross operating revenues in excess of $75.0 million. The management agreements were amended effective November 19, 1999 in connection with Mediacom LLC's 1999 Operating Agreement to provide for annual management fees equal to 2% of annual gross operating revenues. In addition, Mediacom Management agreed to waive all management fees accrued from July 1, 1999 through November 19, 1999. Each of the management agreements was terminated upon completion of our initial public offering, and employees of Mediacom Management became our employees. In 1999, the aggregate amount of management fees paid to Mediacom Management was approximately $4.2 million.

TRANSACTION FEES AND EXPENSE REIMBURSEMENT

     Prior to the amendment of Mediacom LLC's operating agreement on November 19, 1999, Mediacom Management was paid a fee based on a percentage of the purchase price of acquisitions made by Mediacom LLC after January 1998. In accordance with Mediacom LLC's operating agreement, the aggregate acquisition fees of $3.8 million in connection with the Triax and Zylstra acquisitions have been waived by Mediacom Management and no further acquisition fees were payable after November 19, 1999.

     The operating agreement also provided for reimbursement of reasonable out-of-pocket expenses incurred by Mediacom Management in connection with the operation of the business of Mediacom LLC and acting on behalf of Mediacom LLC in connection with any potential acquisition of a cable system. In 1999, there were no out-of-pocket expenses reimbursed to Mediacom Management.

PURCHASE OF ASSETS

     Pursuant to an agreement with Mediacom Management, we purchased all of Mediacom Management's assets upon the completion of our initial public offering. We paid Mediacom Management approximately $653,000 for the furniture, computers and other office equipment that Mediacom Management purchased to conduct its operations. The purchase price paid to Mediacom Management for such assets approximated their carrying value.

OTHER RELATIONSHIPS

     Prior to the issuance of our common stock in exchange for all membership interests in Mediacom LLC, Chase Manhattan Capital, LLC and CB Capital Investors, LLC were members of Mediacom LLC. Chase Manhattan Capital, LLC and CB Capital Investors, LLC are parties related to Chase Securities Inc. and The Chase Manhattan Bank.

     Chase Securities Inc. was one of the co-managers of our initial public offering. In connection with our initial public offering, Chase Securities Inc. received underwriting discounts and commissions in the amount of approximately $350,000 on February 9, 2000.

     Chase Securities Inc. acted as an initial purchaser in connection with the offering of our 7 7/8% senior notes in 1999. Chase Securities Inc. received fees in the amount of approximately $3.1 million in 1999 in connection with the offering.

     Chase Securities Inc. acted as an advisor in connection with our acqui-sition of the Triax systems. For these services, Chase Securities Inc. received a fee in the amount of $3.0 million. One individual associated with Chase Securities Inc., Thomas V. Reifenheiser, is a member of our board of directors.

     Prior to the issuance of our common stock in exchange for all membership interests in Mediacom LLC, Morris Communications was a member of Mediacom LLC. Morris Communications received commitment fees of approximately $268,000 in 1999 in connection with its capital contributions to Mediacom LLC.

     Prior to the issuance of our common stock in exchange for all membership interests in Mediacom LLC, U.S. Investor, Inc. was a member of Mediacom LLC. In connection with its purchase of a cable television system in Kern County, California from Booth American Company, the parent of U.S. Investor, one of our subsidiaries issued to Booth American Company an unsecured senior subordinated note in the original amount of $2.8 million. Interest on the note was deferred throughout the term and was payable on prepayment or at maturity on June 28, 2006. In 1999, the annual interest rate on the note was 9.0%. The note, together with all accrued interest, was repaid on September 24, 1999.

     Until November 3, 1999, Mediacom LLC's operating agreement obligated its members to make capital contributions to Mediacom LLC. The following table sets forth such capital contributions by those members of Mediacom LLC who owned more than 5% of its membership interests. The capital contributions made by those members on November 3, 1999 are part of the $10.5 million equity contribution made by the members of Mediacom LLC in connection with the acquisition of the Triax systems.


                                                                                             NOVEMBER 3,
     MEMBER                                                                                      1999
     ------                                                                                  -----------
                                                                                            (IN THOUSANDS)

     U.S. Investor, Inc. ................................................................       $   256
     Morris Communications Corporation...................................................         8,918
     CB Capital Investors, LLC...........................................................           512


     Robert L. Winikoff, a member of our board of directors, is a partner at the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C., that has served as our general outside counsel on various matters. Cooperman Levitt Winikoff Lester & Newman, P.C. received fees from Mediacom LLC in the amount of $771,000 in 1999.


CHANGES TO ORGANIZATIONAL STRUCTURE

     Immediately prior to our initial public offering, we issued 40,657,010 shares of our Class A common stock and 29,342,990 shares of our Class B common stock in exchange for all of the outstanding membership interests of Mediacom LLC, which served as the holding company for our operating subsidiaries. As a result, we became the parent company of Mediacom LLC, which continues to serve as the holding company of our subsidiaries.

     Mediacom LLC's amended operating agreement provided that upon the occurrence of certain events, including our initial public offering, the executive committee of Mediacom LLC would make a determination of the aggregate equity value of Mediacom LLC. Based on this determination, Mediacom LLC issued additional membership interests to its members, each having a value upon issuance of $1,000. As a consequence of our initial public offering at an initial public offering price of $19.00 per share and a determination of the aggregate equity value of Mediacom LLC of $1.3 billion, Mediacom LLC issued additional membership interests to its members based upon such determination immediately prior to our initial offering. These newly issued membership interests were exchanged for our shares of common stock.

     Mediacom LLC's amended operating agreement contained provisions relating to a special allocation of membership interests to Mr. Commisso, our executive officers and some of our non-executive officers under certain circumstances. In accordance with these special allocation provisions under the operating agreement, Mr. Commisso was issued additional membership interests in 1999 that had a value upon issuance of $57.9 million. A provision in the amended operating agreement removed a certain portion of the special allocation of membership interests awarded to Mr. Commisso, our executive officers and some of our non-executive officers, based upon valuations of Mediacom LLC performed from time to time. In connection with the removal of these certain special allocation provisions and the amendments to Mediacom LLC's management agreements with Mediacom Management effective November 19, 1999, Mr. Commisso and such executive and non-executive officers were issued new membership interests representing 16.5% of the aggregate equity value of Mediacom LLC, which amount was then adjusted to give effect to the dilution of the equity interests of Mr. Commisso and related parties resulting from the issuance of such new membership interests. These newly issued membership interests, as adjusted for such dilution effect, were exchanged for 7,295,025 shares of our Class B common stock, which had an aggregate value of approximately $138.6 million on the date of the exchange.

     In addition, in connection with the amendment and the removal of the remainder of the special allocation provisions of the operating agreement, Rocco Commisso, Mark Stephan, James Carey, Joseph Van Loan, Italia Commisso Weinand and nine of our non-executive officers received options to purchase 6,851,107, 95,014, 53,208, 64,610, 64,610 and an aggregate of 71,451 shares of our Class B common stock. These options have a term of five years and are exercisable, commencing on August 3, 2000, at a price of $19.00 per share. Except for shares of common stock and options held by Mr. Commisso, the shares and options initially are subject to vesting in five equal annual installments, which vesting period is deemed to have commenced for each officer on various dates prior to our initial public offering. All such shares and options which vest initially are nonetheless subject to potential forfeiture during the first three years after vesting under the circumstances described below. If a beneficial owner other than Mr. Commisso desires to sell such vested shares or exercise such options, or if such beneficial owner's employment with us is terminated for any reason, Mr. Commisso will have the option to purchase such shares or options at their fair market value. In the event that Mr. Commisso exercises this purchase option, a portion of the shares or options vested for less than three years will nonetheless be forfeited to Mr. Commisso if, during such three year period, such owner elects to sell such shares or exercise such options or voluntarily terminates his employment with us, or if such owner's employment with us is terminated for cause. No forfeiture of vested shares or options will occur if Mr. Commisso elects not to exercise his purchase option, or if the employee is terminated by us without cause or as a result of death or disability. Upon a change of control, all such shares will vest and not be subject to forfeiture.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      FINANCIAL STATEMENTS

     Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(b)      EXHIBITS

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:


   EXHIBIT
   NUMBER                                              EXHIBIT DESCRIPTION
   -------                                             -------------------

     2.1       Asset Purchase  Agreement,  dated April 29, 1999 between  Mediacom LLC and Triax Midwest  Associates, L.P.(1)

     2.2       Stock Purchase Agreement,  dated May 25, 1999 among Mediacom LLC, Charles D. Zylstra, Kara M. Zylstra, Kara M.
               Zylstra and Trusts created under the Will dated June 3, 1982 of Roger E. Zylstra, deceased, for the benefit of Charles D. Zylstra and Kara M. Zylstra(2)

     3.1       Form of Restated  Certificate of Incorporation of Mediacom  Communication  Corporation to be filed on the effective date of this registration statement(3)

     3.2       By-laws of Mediacom Communications Corporation (3)

     3.3       Fourth Amended and Restated Operating Agreement of Mediacom LLC

     3.4       Fifth Amended and Restated Operating Agreement of Mediacom LLC

     4.1       Form of certificate evidencing share of Class A common stock(3)

    10.1       Credit Agreement dated as of September 30, 1999 for the Mediacom USA Credit Facility (3)

    10.2       Credit Agreement dated as of November 5, 1999 for the Mediacom Midwest Credit Facility (3)

    10.3*      1999 Stock Option Plan (3)

    10.4       Form of Amended and  Restated  Registration  Rights  Agreement by and among  Mediacom
               Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P.,
               Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and
               U.S. Investor, Inc.(3)

    10.5*      1999 Employee Stock Purchase Plan (3)

    10.6       Stock Purchase  Agreement,  dated as of November 4, 1999, between SoftNet Systems,  Inc. and Mediacom
               LLC (3)

    10.7       Stockholder  Agreement,  dated as of November 4, 1999, between SoftNet Systems, Inc. and Mediacom LLC(4)

    27.1       Financial Data Schedule of Mediacom LLC


(C)  FINANCIAL STATEMENT SCHEDULE

     None.

(D)  REPORTS ON FORM 8-K

     None.
------------------

*    Compensatory plan

(1) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(2) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(3) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(4) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1999 of SoftNet Systems, Inc. and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDIACOM COMMUNICATIONS CORPORATION

March 29, 2000                              BY:          /S/ ROCCO B. COMMISSO
                                               ---------------------------------
                                               ROCCO B. COMMISSO
                                                 Chairman and Chief
                                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                           TITLE                                DATE
             ---------                                           -----                                ----

       /S/ ROCCO B. COMMISSO               Chairman and Chief Executive Officer                  March 29, 2000
-----------------------------------        (principal executive officer)
           ROCCO B. COMMISSO

        /S/ MARK E. STEPHAN                Senior Vice President,  Chief  Financial  Officer,    March 29, 2000
-----------------------------------        Treasurer  and  Director  (principal  financial
          MARK E. STEPHAN                  officer and principal accounting officer)

      /S/ WILLIAM S. MORRIS III            Director                                              March 29, 2000
-------------------------------------
        WILLIAM S. MORRIS III

        /S/ CRAIG S. MITCHELL              Director                                              March 29, 2000
-------------------------------------
          CRAIG S. MITCHELL

     /S/ THOMAS V. REIFENHEISER            Director                                              March 29, 2000
-------------------------------------
       THOMAS V. REIFENHEISER

       /S/ NATALE S. RICCIARDI             Director                                              March 29, 2000
-------------------------------------
         NATALE S. RICCIARDI

       /S/ ROBERT L. WINIKOFF              Director                                              March 29, 2000
-------------------------------------
         ROBERT L. WINIKOFF


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDIACOM LLC

March 29, 2000                                BY:         /S/ ROCCO B. COMMISSO
                                                 -------------------------------
                                                 ROCCO B. COMMISSO
                                                   Manager, Chairman and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                             TITLE                              DATE
              ---------                                             -----                              ----

        /S/ ROCCO B. COMMISSO                 Manager, Chairman and                              March 29, 2000
-------------------------------------           Chief Executive Officer (principal
          ROCCO B. COMMISSO                     executive officer)


         /S/ MARK E. STEPHAN                  Senior Vice President,                             March 29, 2000
-------------------------------------           Chief Financial Officer and Treasurer
           MARK E. STEPHAN                      (principal financial officer and principal
                                                accounting officer)


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDIACOM CAPITAL CORPORATION

March 29, 2000                                By:       /S/ ROCCO B. COMMISSO
                                                 -------------------------------
                                                 ROCCO B. COMMISSO
                                                   President, Chief Executive
                                                   Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                           TITLE                                DATE
              ---------                                           -----                                ----

        /S/ ROCCO B. COMMISSO                President, Chief Executive Officer                  March 29, 2000
-------------------------------------          and Director (principal executive officer)
          ROCCO B. COMMISSO

         /S/ MARK E. STEPHAN                 Treasurer and Secretary                             March 29, 2000
-------------------------------------          (principal financial officer
           MARK E. STEPHAN                     and principal accounting officer)
