Form 10-Q
period 2000-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2000-05-15
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                         Commission File Number: 0-29227


                       Mediacom Communications Corporation
             (Exact name of Registrant as specified in its charter)



                 Delaware                              06-1566067
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification Number)


                              100 Crystal Run Road
                           Middletown, New York 10941
                    (Address of principal executive offices)


                                  914-695-2600
                         (Registrant's telephone number)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X    No
                                     ---      ---

     As of March 31, 2000, there were 60,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock outstanding.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                     PART I
                                     ------

                                                                             Page
                                                                             ----
Item 1.    Financial Statements
             Consolidated Balance Sheets -
                March 31, 2000 (unaudited) and December 31, 1999...........    1
             Consolidated Statements of Operations -
                Three Months Ended March 31, 2000 and 1999 (unaudited).....    2
             Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999 (unaudited).....    3
             Consolidated Statement of Changes in Stockholders' Equity -
                Three Months Ended March 31, 2000 (unaudited)..............    4
             Notes to Consolidated Financial Statements (unaudited)........    5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................   14
Item 3.    Quantitative and Qualitative Disclosures about
             Market Risk...................................................   20

                                 PART II
                                 -------
Item 1.    Legal Proceedings...............................................   21
Item 2.    Changes in Securities and Use of Proceeds.......................   21
Item 6.    Exhibits and Reports on Form 8-K................................   21

     Mediacom Communications Corporation, a Delaware corporation organized on November 8, 1999, completed an initial public offering on February 9, 2000. Prior to such time, Mediacom Communications Corporation had no assets, liabilities, contingent liabilities or operations. Immediately prior to the completion of its initial public offering, Mediacom Communications Corporation issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company. Upon completion of such exchange, Mediacom LLC became a wholly-owned subsidiary of Mediacom Communications Corporation.

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2000. References in this Quarterly Report to "the Company," "we," "us," or "our" are to Mediacom Communications Corporation and its direct and indirect subsidiaries since the initial public offering and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 1999 and in our definitive prospectus dated February 3, 2000. Those factors may cause our actual results to differ materially from any of our forward-looking statements.


Factors Affecting Future Operations

     We commenced operations in 1996 and have grown rapidly since then, principally through acquisitions. We acquired a substantial portion of our cable systems in 1998 and 1999. As a result, you have limited information upon which to evaluate our performance in managing our current systems, and our historical financial information may not be indicative of the future results we can achieve with our systems. If we are unable to successfully integrate our newly acquired cable systems, our growth and profitability could be adversely affected.

     In addition, the cable television industry may be affected by, among other things:

 .    changes in laws and regulations;

 .    changes in the competitive environment;

 .    changes in the costs of programming we distribute;

 .    changes in technology;

 .    franchise related matters;

 .    market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and

 .    general economic conditions.

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                           March 31,    December 31,
                                                                             2000          1999
                                                                          -----------   ------------
                              ASSETS                                      (Unaudited)
Cash and cash equivalents                                                  $    2,774     $    4,473
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $553 and $772, respectively                                               3,958          5,194
Prepaid expenses and other assets                                               7,148          4,376
Investments                                                                    27,539          8,794
Investment in cable television systems:
   Inventory                                                                   13,867         12,384
   Property, plant and equipment, at cost                                     733,694        700,696
   Less - accumulated depreciation                                           (127,697)      (101,693)
                                                                           ----------     ----------
     Property, plant and equipment, net                                       605,997        599,003
   Intangible assets, net of accumulated amortization of $70,133 and
     $56,171, respectively                                                    574,345        588,103
                                                                           ----------     ----------
     Total investment in cable television systems                           1,194,209      1,199,490
Other assets, net of accumulated amortization of $7,031 and $6,343,
   respectively                                                                18,157         43,599
                                                                           ----------     ----------
     Total assets                                                          $1,253,785     $1,265,926
                                                                           ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Debt                                                                    $  800,000     $1,139,000
   Accounts payable and accrued expenses                                       59,755         57,183
   Subscriber advances                                                          2,930          3,188
   Deferred revenue                                                            28,552         11,940
   Deferred tax liability                                                       4,589              -
                                                                           ----------     ----------
     Total liabilities                                                        895,826      1,211,311
                                                                           ----------     ----------

STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
     60,657,010 shares issued and outstanding as of March 31, 2000                607
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
     29,342,990 shares issued and outstanding as of March 31, 2000                293
   Additional paid in capital                                                 537,166
   Capital contributions                                                            -        182,013
   Accumulated comprehensive income                                             1,778            261
   Accumulated deficit                                                       (181,885)      (127,659)
                                                                           ----------     ----------
     Total stockholders' equity                                               357,959         54,615
                                                                           ----------     ----------
     Total liabilities and stockholders' equity                            $1,253,785     $1,265,926
                                                                           ==========     ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (All amounts in 000's, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended March 31,
                                                                           ---------------------------
                                                                               2000            1999
                                                                           ----------       ----------
Revenues                                                                     $ 77,440        $ 36,000

Costs and expenses:
  Service costs                                                                26,635          11,825
  Selling, general and administrative expenses                                 13,389           7,201
  Corporate expenses                                                            1,420           1,665
  Depreciation and amortization                                                40,680          20,402
  Non-cash stock charges                                                       26,073               -
                                                                             --------        --------
Operating loss                                                                (30,757)         (5,093)
                                                                             --------        --------
Interest expense, net                                                          18,423           6,380
Other expenses                                                                    457             993
                                                                             --------        --------
Net loss before income taxes                                                  (49,637)        (12,466)
Provision for income taxes                                                      4,589               -
                                                                             --------        --------
Net loss                                                                     $(54,226)       $(12,466)
                                                                             ========        ========
Basic and diluted loss per share                                               $(0.83)         $(1.58)
Weighted average common shares outstanding                                     65,223           7,895

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                     2000            1999
                                                                                -----------     ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net loss                                                                        $ (54,226)      $ (12,466)
 Adjustments to reconcile net loss to net cash flows from operating activities:
       Accretion of interest on seller note                                              -              74
       Depreciation and amortization                                                40,680          20,402
       Provision for income taxes                                                    4,589               -
       Other non-cash charges                                                       26,073             755
       Other                                                                          (273)              -
       Changes in assets and liabilities:
          Subscriber accounts receivable                                             1,236           1,259
          Prepaid expenses and other assets                                         (2,417)            (56)
          Accounts payable and accrued expenses                                      5,397           1,700
          Subscriber advances                                                         (258)           (455)
          Deferred revenue                                                            (343)              -
                                                                                 ---------       ---------
              Net cash flows provided by operating activities                       20,458          11,213
                                                                                 ---------       ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Capital expenditures                                                              (36,775)        (15,907)
 Other, net                                                                           (735)           (255)
                                                                                 ---------       ---------
              Net cash flows used in investing activities                          (37,510)        (16,162)
                                                                                 ---------       ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 New borrowings                                                                     26,500         133,900
 Repayment of debt                                                                (365,500)       (126,575)
 Net proceeds from sale of Class A common stock                                    354,453               -
 Financing costs                                                                      (100)         (3,238)
                                                                                 ---------       ---------
              Net cash flows provided by financing activities                       15,353           4,087
                                                                                 ---------       ---------
              Net decrease in cash and cash equivalents                             (1,699)           (862)

CASH AND CASH EQUIVALENTS, beginning of period                                       4,473           2,212
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                         $   2,774       $   1,350
                                                                                 =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                        $  23,001       $   1,930
                                                                                 =========       =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                       Class A  Class B  Additional                            Accumulated
                                       Common   Common    Paid-In      Capital        Other   Comprehensive  Accumulated
                                        Stock    Stock    Capital   Contributions    Equity       Loss         Deficit      Total
                                      -------- --------  ---------  -------------  ---------  -------------  -----------  ---------

Balance, December 31, 1999              $    -   $    -   $      -    $ 142,096    $ 39,917         $  261   $(127,659)   $ 54,615
 Comprehensive loss:
  Net loss                                   -        -          -             -          -              -     (54,226)
  Unrealized gain on                         -        -          -             -          -          1,517           -
   investments
  Comprehensive loss                                                                                                       (52,709)
 Issuance of common stock in
   exchange for membership interests       407      293    141,396     (142,096)          -              -           -           -
 Issuance of common stock in initial
   public offering                         200        -    354,253             -          -              -           -     354,453
 Non-cash expense related  to                -        -      1,600             -          -              -           -       1,600
   equity grant to employees
 Reclassification of equity to
   paid-in-capital                           -        -     39,917             -    (39,917)             -           -           -
                                        ------   ------   --------    ----------    -------         ------   ---------    --------
Balance, March 31,  2000                $  607   $  293   $537,166    $        -   $      -         $1,778   $(181,885)   $357,959
                                        ======   ======   ========    ==========    =======         ======   =========    ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Organization

     Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2000, the Company had acquired and was operating cable systems in 21 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

     MCC, a Delaware corporation organized in November 1999, completed an initial public offering on February 9, 2000. Prior to the initial public offering, MCC had no assets, liabilities, contingent liabilities or operations. Immediately prior to the completion of its initial public offering, MCC issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company organized in July 1995 that, prior to the initial public offering, served as a holding company for certain operating subsidiaries. As a result of this exchange, Mediacom LLC became a wholly-owned subsidiary of MCC and continues to serve as the holding company for such operating subsidiaries. Each operating subsidiary is wholly-owned by Mediacom LLC, except for a 1.0% ownership interest in a subsidiary, Mediacom California LLC, that is held by Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation that is wholly-owned by the Chairman and Chief Executive Officer of MCC.


(2)  Statement of Accounting Presentation and Other Information

     The consolidated financial statements presented for periods prior to the initial public offering of MCC are the consolidated financial statements of Mediacom LLC. Certain reclassifications have been made to the prior year's presentation and amounts to conform to the current year's presentation and amounts.

     The consolidated financial statements as of March 31, 2000 and 1999 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of MCC's accounting policies, the interim financial statements should be read in conjunction with MCC's Annual Report on Form 10-K (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

   Recent Accounting Pronouncements

     In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

     On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(3)  Acquisitions

     The Company completed the undernoted acquisitions (the "Acquired Systems") in 1999. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

     On October 15, 1999, the Company acquired the stock of Zylstra Communications Corporation ("Zylstra") for a purchase price of approximately $19.5 million. Zylstra owned and operated cable television systems serving approximately 14,000 subscribers in Iowa, Minnesota and South Dakota. The purchase price has been preliminarily allocated as follows: $7.8 million to property, plant and equipment and $11.7 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. Additionally, approximately $400,000 of direct acquisition costs has been allocated to property, plant and equipment and intangible assets. In the fourth quarter of 1999, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $200,000, which are included in accrued expenses.

     On November 5, 1999, the Company acquired the assets of cable television systems owned by Triax Midwest Associates, L.P. ("Triax") for a purchase price of approximately $740.1 million. The Triax systems served approximately 344,000 subscribers primarily in Illinois, Indiana, Iowa and Minnesota. The purchase price has been preliminarily allocated as follows: $296.0 million to property, plant and equipment and $444.1 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. The final allocations of the purchase price are not expected to differ materially from the preliminary allocations. Additionally, approximately $10.5 million of direct acquisition costs has been allocated to property, plant and equipment, intangible assets and other assets. In the fourth quarter of 1999, the Company recorded acquisition reserves related to this acquisition in the amount of approximately $5.5 million, which are included in accrued expenses.

     The Company has reported the operating results of the Acquired Systems from the dates of their respective acquisition. The unaudited pro forma operating results presented below give pro forma effect to the acquisitions of the Acquired Systems as if such transactions had been consummated on January 1, 1999. This financial information has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the Acquired Systems been consummated at the beginning of the period presented.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                Pro Forma Results for the
                                               Three Months Ended March 31,
                                              -----------------------------
                                                  2000                1999
                                              ----------            -------
                                             (dollars in thousands, except per
                                                       share amounts)

Revenues..................................       $ 77,440            $ 71,161

Operating expenses and costs:
  Service costs...........................         26,635              23,606
  SG&A expenses...........................         13,389              12,829
  Corporate expenses......................          1,420               2,901
  Depreciation and amortization...........         40,680              38,762
  Non-cash stock charges..................         26,073                   -
                                                 --------            --------
Operating loss............................        (30,757)             (6,937)
                                                 --------            --------
Net loss..................................       $(54,226)           $(27,660)
                                                 ========            ========
Basic and diluted loss per share..........         $(0.83)             $(3.50)


(4)  Income Tax

     The accompanying consolidated statements of operations for the three months ended March 31, 2000 include a provision for income taxes of approximately $4.6 million. This provision reflects a one-time, non-cash charge recognized upon the exchange of outstanding membership interests in Mediacom LLC for shares of MCC common stock. Since the predecessor company, Mediacom LLC, is a New York limited liability company and is not subject to federal or state income taxes, no provision for income taxes was recorded for the three months ended March 31, 1999.

     A reconciliation of the income tax provision at the United States federal statutory rate to the actual income tax expense for the three months ended March 31, 2000 is as follows (dollars in thousands):

Tax benefit at the United States statutory rate...................... $   4,342
State taxes, net of federal tax benefit..............................       247
                                                                       --------
  Total income tax provision.........................................  $  4,389
                                                                       ========


     The Company's net deferred tax liability consisted of the following amounts of deferred tax assets and liabilities as of March 31, 2000 (dollars in thousands):


Deferred tax assets:

  Deferred revenue...................................................  $ 11,361
  Intangibles........................................................    12,703
  Reserves...........................................................       623

                                                                       --------
Deferred tax assets..................................................  $ 24,687
                                                                       ========

Deferred tax liabilities:
       Depreciation and amortization.................................  $(22,196)
       Other.........................................................    (7,080)
                                                                       --------
Deferred tax liabilities.............................................   (29,276)
                                                                       ========
Net deferred tax liabilities.........................................  $ (4,589)

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(5)  Loss Per Share

     The Company calculates loss per share in accordance with Statement Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Since the Company is reporting a net loss for the period, the inclusion of outstanding stock options would cause its loss per share to decrease and therefore these options are not included in the computation of diluted loss per share.

     The following table summarizes the Company's calculation of basic and diluted loss per share for the three months ended March 31, 2000 and 1999:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2000                1999
                                                   --------            --------
                                                (in thousands, except per share
                                                             amounts)
     Net loss................................      $(54,226)           $(12,466)
     Basic and diluted loss per share........      $  (0.83)           $  (1.58)
     Weighted average common shares
     outstanding.............................        65,223               7,895


     The weighted average shares outstanding is computed based on the conversion ratio used to exchange the Mediacom LLC membership units for shares of MCC common stock upon MCC's initial public offering.


(6)  Debt

     As of March 31, 2000 and December 31, 1999, debt consisted of:

                                                      March 31,   December 31,
                                                        2000          1999
                                                      --------    -----------
                                                       (dollars in thousands)

     8 1/2% Senior Notes (a).....................      $200,000    $  200,000
     7 7/8% Senior Notes (b).....................       125,000       125,000
     Bank Credit Facilities (c)..................       475,000       814,000
                                                       --------    ----------
                                                       $800,000    $1,139,000
                                                       ========    ==========

(a) On April 1, 1998, Mediacom LLC and Mediacom Capital Corporation ("Mediacom Capital"), a New York corporation wholly-owned by Mediacom LLC, jointly issued $200.0 million aggregate principal amount of 8 1/2% Senior Notes due on April 15, 2008. The 8 1/2% Senior Notes are unsecured obligations, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC and its subsidiaries. Interest accrues at 8 1/2% per annum, beginning from the date of issuance and is payable semi-annually on April 15 and October 15 of each year. The 8 1/2% Senior Notes may be redeemed at the option of Mediacom LLC, in whole or part, at any time after April 15, 2003, at redemption prices decreasing from 104.25% of their principal amount to 100% in 2006, plus accrued and unpaid interest.

(b) On February 26, 1999, Mediacom LLC and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 7 7/8% Senior Notes due on February 15, 2011. The 7 7/8% Senior Notes are unsecured

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     obligations, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC and its subsidiaries. Interest accrues at 7 7/8% per annum, beginning from the date of issuance and is payable semi-annually on February 15 and August 15 of each year. The 7 7/8% Senior Notes may be redeemed at the option of Mediacom LLC, in whole or part, at any time after February 15, 2006, at redemption prices decreasing from 103.938% of their principal amount to 100% in 2008, plus accrued and unpaid interest.

(c) On June 24, 1997, certain operating subsidiaries of Mediacom LLC (the "Western Group") entered into an eight and one-half year $100.0 million reducing revolver and term loan agreement (the "Western Credit Agreement"). On January 23, 1998, certain other operating subsidiaries of Mediacom LLC (the "Southeast Group") entered into a separate eight and one-half year $225.0 million reducing revolver and term loan agreement (the "Southeast Credit Agreement" and together with the Western Credit Agreement, the "Former Bank Credit Agreements"). By separate amendments to the Former Bank Credit Agreements, each dated as of January 26, 1999, the term loans were converted into additional revolving credit loans.

     On September 30, 1999, the Former Bank Credit Agreements were replaced with $550.0 million of credit facilities, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires on March 31, 2008, subject to earlier expiration on June 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount of the reducing revolver. The Mediacom USA Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 1/8% per annum on the unused portion of available credit under the reducing revolver credit facility.

     On November 5, 1999, certain newly formed operating subsidiaries of Mediacom LLC (the "Midwest Group") entered into a separate credit facility consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement", and together with the Mediacom USA Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on June 30, 2008, subject to earlier expiration on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount of the reducing revolver. The Mediacom Midwest Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 1/8% per annum on the unused portion of available credit under the reducing revolver credit facility. The average interest rate on outstanding debt under the Bank Credit Agreements was 8.3% and 8.0% for the three months ended March 31, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

     The Bank Credit Agreements require the operating subsidiaries to maintain compliance with certain financial covenants including, but not limited to leverage, interest coverage and pro forma debt service coverage ratios, as defined therein. The Bank Credit Agreements also require the operating subsidiaries to maintain compliance with other

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     covenants, including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The operating subsidiaries were in compliance with all covenants of the Bank Credit Agreements as of March 31, 2000.

     The Bank Credit Agreements are secured by Mediacom LLC's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. At March 31, 2000, the operating subsidiaries had approximately $625.0 million of unused bank commitments under the Bank Credit Agreements.

     The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2000, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $40.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Bank Credit Agreements. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

     The stated maturities of all debt outstanding as of March 31, 2000 are as follows (dollars in thousands):

     2001............................................................   $      -
     2002............................................................        750
     2003............................................................      2,000
     2004............................................................      2,000
     2005............................................................      2,000
     Thereafter......................................................    793,250
                                                                        --------
                                                                        $800,000
                                                                        ========

(7)  SoftNet

     As of March 31, 2000 and December 31, 1999, deferred revenue resulting from the Company's receipt of SoftNet Systems, Inc. shares of common stock amounted to approximately $25.3 million and $8.4 million, respectively, net of amortization taken. For the three months ended March 31, 2000, the Company recognized approximately $273,000 of this deferred revenue. The Company did not recognize any deferred revenue for the three month period ended March 31, 1999.


(8)  Initial Public Offering

     On February 9, 2000, MCC completed an initial public offering ("IPO") of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.8 million, were $354.4 million. Immediately prior to the completion of the IPO, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom LLC. On February 9, 2000, Mediacom LLC's Fourth Amended and Restated Operating Agreement was amended (the "1999 Operating Agreement") to reflect MCC as the sole member and manager of Mediacom LLC.

     Immediately prior to the IPO, additional membership interests were issued to all members of Mediacom LLC in accordance with a formula set forth in the 1999 Operating Agreement, which was based upon a valuation of

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Mediacom LLC established at the time of the IPO (the "IPO Valuation"). A provision in the 1999 Operating Agreement eliminated a certain portion of the special allocation of membership interests awarded to certain Mediacom LLC members (the "Primary Members") based upon valuations of Mediacom LLC performed from time to time. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom LLC's management agreements with Mediacom Management effective November 19, 1999, the Primary Members were issued new membership interests in Mediacom LLC at the time of the IPO representing 16.5% of the equity in Mediacom LLC in accordance with a formula based upon the IPO Valuation. These newly issued membership interests were exchanged for shares of MCC Class B common stock in the IPO.

     In addition, the Primary Members received options to purchase 7,200,000 shares of Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom LLC. These options have a term of five years and are exercisable, commencing six months after the completion of the IPO, at a price equal to the initial public offering price of $19.00. With the exception of such options held by the Company's Chairman and Chief Executive Officer to purchase approximately 6,900,000 shares of common stock, such options: (i) vest over five years which vesting period is deemed to have commenced for these Primary Members on various dates prior to the IPO; and (ii) are subject to forfeiture penalties to the Company's Chairman and Chief Executive Officer during the three year period between the date the options become vested and the date the Primary Member terminates employment with the Company.

     The management agreements between Mediacom Management and each of the operating subsidiaries were terminated upon completion of the IPO, and Mediacom Management's employees became MCC's employees and its corporate expense became MCC's corporate expense. These expenses are reflected as corporate expenses in the consolidated statements of operations.

     As a result of the IPO and the termination of the management agreements with Mediacom Management, the deferred non-cash stock expense of $24.5 million, net of amortization taken, relating to future benefits associated with the continuation of such management agreements, was recognized as a non-cash stock charge in the consolidated statements of operations for the three months ended March 31, 2000. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.


(9)  Stock Options

     As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan for officers, directors and key employees. Options granted under this plan have a ten-year duration and vest at various times over a five-year period. Our Board of Directors authorized 9,000,000 shares of common stock to be granted as options under (the "Employee Options") this plan. A maximum of 7,000,000 of these shares of common stock may be granted as incentive stock options. As of March 31, 2000, options for 2,920,000 shares had been granted under the 1999 Stock Option Plan, consisting of 1,971,108 shares of Class A common stock and 948,892 shares of Class B common stock. As of March 31, 2000, as noted above, additional options for 7,200,000 shares of Class B common stock had been issued to the Primary Members. See Note 8.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The following table summarizes information concerning stock option activity of the Employee Options as of March
31, 2000:

                                                            Weighted
                                                             Average
                                                            Exercise
                                                             Shares      Price
                                                           ----------   -------
Outstanding at beginning of period                                  -         -
Granted..................................................   2,920,000    $19.00
Exercised................................................           -         -
Forfeited................................................     (41,150)        -
                                                           ----------    ------
Outstanding at end of period.............................   2,878,850    $19.00
                                                           ==========    ======
Options exercisable at end of period.....................   1,002,041    $19.00
Weighted average fair value of options granted
 during period...........................................                $ 8.14


     The weighted average remaining contractual life of the outstanding Employee Options is 9.85 years.


     MCC applied Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to key employees and directors. Accordingly, no compensation cost has been recognized for any option grants in the accompanying statements of operations. FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The fair value of all of the Employee Options was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions: (i) risk free interest rate of 6.7%; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 29%. Had compensation costs been recorded for the Employee Options, MCC's net loss and basic and diluted loss per share would have been reduced from the "as reported" amounts to the "pro forma" amounts as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000            1999
                                                   ------------       ---------
                                               (dollars in thousands, except per
                                                        share amounts)
Net loss:
  As reported..............................          $ (54,226)       $(12,466)
  Pro forma................................          $ (62,383)       $(12,466)
Basic and diluted loss per share:
  As reported..............................          $   (0.83)       $  (1.58)
  Pro forma................................          $   (0.96)       $  (1.58)


(10) Related Party Transactions

     Pursuant to an agreement with Mediacom Management, upon the completion of the IPO MCC paid Mediacom Management approximately $653,000 for the furniture, computers and other office equipment that Mediacom Management previously purchased to conduct its operations. The purchase price paid to Mediacom Management for such assets approximated their carrying value.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(11) Subsequent Events

     On April 6, 2000, the Company acquired the assets of cable television systems owned by Rapid Communications Partners, L.P. ("Rapid") for a purchase price of $8.0 million. The Rapid systems serve approximately 6,000 basic subscribers primarily in Kentucky and Illinois.

     On April 21, 2000, the Company acquired the assets of cable television systems owned by MidAmerican Cable Systems, L.P. ("MidAmerican") for a purchase price of approximately $8.0 million. The MidAmerican systems serve approximately 5,000 basic subscribers primarily in Illinois.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

     The following discussion of the financial condition and results of operations of the Company, the description of the Company's business as well as other sections of this Form 10-Q contain certain forward-looking statements. The Company's actual results could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control.

     EBITDA represents operating loss before depreciation and amortization and non-cash stock charges. EBITDA:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA is included herein because the Company's management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. The Company's definition of EBITDA may not be identical to similarly titled measures reported by other companies.

     The Company was founded in July 1995 principally to acquire, operate and develop cable television systems in selected non-metropolitan markets of the United States. The Company's business strategy is to:

     . improve the operating and financial performance of its acquired cable systems;

     .    develop efficient operating clusters;

     .    rapidly upgrade its cable network;

     .    introduce new and enhanced products and services;

     .    maximize customer satisfaction to build customer loyalty;

     . acquire underperforming cable television systems principally in non-metropolitan markets; and

     .    implement a flexible financing structure.

     The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of March 31, 2000, the Company had completed 11 acquisitions of cable television systems that on such date passed approximately 1,073,000 homes and served approximately 720,000 basic subscribers. In October 1999, the Company purchased the outstanding stock of Zylstra Communications Corporation ("Zylstra") serving 14,000 basic subscribers. In November 1999, the Company acquired cable television systems from Triax Midwest Associates, L.P. ("Triax," and together with Zylstra, the "Acquired Systems") serving 344,000 basic subscribers. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

Actual Results of Operations

     The following historical information includes the results of operations of the Zylstra systems, which were acquired on October 15, 1999 and the Triax systems, which were acquired on November 5, 1999, only for that portion of the respective period that such cable television systems were owned by the Company. See Note 2 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 1999.

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues. Revenues increased 115.1% to approximately $77.4 million for the three months ended March 31, 2000 as compared to $36.0 million for the three months ended March 31, 1999. Of the revenue increase of $41.4 million, $37.1 was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues would have increased by 12.0%, principally due to monthly revenue per subscriber increasing from $32.82 to $36.13. This increase in monthly revenue per subscriber resulted primarily from basic rate increases associated with new programming introductions and higher advertising revenues, offset by a decline in pay-per-view revenues.

     Service costs. Service costs increased 125.2% to approximately $26.6 million for the three months ended March 31, 2000 as compared to approximately $11.8 million for the three months ended March 31, 1999. The Acquired Systems accounted for approximately $13.4 million of the total increase. Excluding the Acquired Systems, these costs increased by approximately 12.1% primarily as a result of higher employee and programming costs and additional channel offerings. As a percentage of revenues, service costs were 34.4% for the three months ended March 31, 2000, as compared with 32.8% for the three months ended March 31, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 85.9% to approximately $13.4 million for the three months ended March 31, 2000 as compared to approximately $7.2 million for the three months ended March 31, 1999. The Acquired Systems accounted for approximately $6.0 million of the total increase. Excluding the Acquired Systems, these costs increased by approximately 2.9%. As a percentage of revenues, selling, general and administrative expenses were 17.3% for the three months ended March 31, 2000, as compared with 20.0% for the three months ended March 31, 1999.

     Corporate expenses. Corporate expenses decreased 14.7% to $1.4 million for the three months ended March 31, 2000 as compared to $1.7 million for the three months ended March 31, 1999. The decrease in corporate expenses was primarily due to a reduction in amounts charged by Mediacom Management Corporation ("Mediacom Management"), resulting from amendments to management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Company's initial public offering. The Company reported its corporate expenses as management fees incurred before the initial public offering and as actual amounts incurred from the date of its initial public offering. As a percentage of revenues, corporate expenses were 1.8% for the three months ended March 31, 2000 as compared with 4.6% for the three months ended March 31, 1999. See Note 8 of the Company's consolidated financial statements.

     Depreciation and amortization. Depreciation and amortization increased 99.4% to approximately $40.7 million for the three months ended March 31, 2000 as compared to approximately $20.4 million in the three months ended March 31, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

     Non-cash stock charges. Non-cash stock charges were approximately $26.1 million for the three months ended March 31, 2000. These non-cash charges comprise a $24.5 million charge resulting from the termination of the management agreements with Mediacom Management on the date of the Company's initial public offering and a $1.6 million charge related to the grant of equity interests to certain members of the Company's management team. See Note 8 of the Company's consolidated financial statements.

     Interest expense, net. Interest expense, net, increased 188.7% to approximately $18.4 million for the three months ended March 31, 2000 as compared to approximately $6.4 million for the three months ended March 31, 1999. This increase was substantially due to higher average debt outstanding during the three months ended March 31, 2000 as a result of debt incurred in connection with the Company's acquisitions in the fourth quarter of 1999.

     Other expenses. Other expenses decreased 54.0% to approximately $457,000 for the three months ended March 31, 2000 as compared to approximately $993,000 for the three months ended March 31, 1999. This change was principally due to a decrease in fees associated with the Company's credit arrangements.

     Provision for income taxes. Provision for income taxes was approximately $4.6 million for the three months ended March 31, 2000. This provision reflects a one-time, non-cash charge recognized upon the exchange of membership interests in Mediacom LLC for shares of MCC common stock.

     Net loss. Due to the factors described above, the Company generated a net loss of approximately $54.2 million for the three months ended March 31, 2000 as compared to a net loss of approximately $12.5 million for the three months ended March 31, 1999.

     EBITDA. EBITDA increased 135.1% to approximately $36.0 million for the three months ended March 31, 2000 as compared to approximately $15.3 million for the three months ended March 31, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 46.5% for the three months ended March 31, 2000, compared to 42.5% for the three months ended March 31, 1999. Excluding the Acquired Systems, EBITDA increased by 23.7% over the comparable period in 1999.


Selected Pro Forma Results

     The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The following financial information for the three months ended March 31, 2000 and 1999, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1999. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 1999.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000             1999
                                                    ---------        -----------
                                                (dollars in thousands except per
                                                         subscriber data)
Revenues                                            $  77,440        $  71,161
Costs and expenses:
  Service costs                                        26,635           23,606
  SG&A expenses                                        13,389           12,829
  Corporate expenses                                    1,420            2,901
  Depreciation and amortization                        40,680           38,762
  Non-cash stock charges                               26,073                -
                                                    ---------        ---------
Operating loss                                      $ (30,757)       $  (6,937)
                                                    =========        =========

Other Data:
EBITDA                                              $  35,996        $  31,825
EBITDA margin (1)                                        46.5%            44.7%
Basic subscribers (2)                                 720,000          709,000
Average monthly revenue per basic subscriber (3)    $   35.88        $   33.49

----------------------------
(1)  Represents EBITDA as a percentage of revenues.
(2)  At end of period.
(3) Represents average monthly revenues for the period divided by average basic subscribers for the period.

     Selected Pro Forma Results for Three Months Ended March 31, 2000 Compared to Selected Pro Forma Results for Three Months Ended March 31, 1999

     Revenues increased 8.8% to approximately $77.4 million for the three months ended March 31, 2000, as compared to approximately $71.2 million for the three months ended March 31, 1999. This increase was attributable principally to internal subscriber growth of 1.6% and higher average monthly revenue per basic subscriber of $35.88 for the three months ended March 31, 2000, as compared to $33.49 for the three months ended March 31, 1999.

     Service costs and selling, general and administrative expenses in the aggregate increased 9.9% to approximately $40.0 million for the three months ended March 31, 2000 from approximately $36.4 million for the three months ended March 31, 1999, principally due to higher programming costs incurred by the Company for the systems acquired in 1999, increased employee costs and incremental marketing expenses associated with the launch of new products.

     Corporate expenses decreased 51.1% to approximately $1.4 million for the three months ended March 31, 2000 from approximately $2.9 million for the three months ended March 31, 1999. The decrease in corporate expenses was primarily due to a reduction in amounts charged by Mediacom Management, resulting from amendments to management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Company's initial public offering. The Company reported its corporate expenses as actual amounts incurred from the date of its initial public offering.

     Depreciation and amortization increased 4.9% to approximately $40.7 million for the three months ended March 31, 2000 from approximately $38.8 million for the three months ended March 31, 1999. This increase was principally due to capital expenditures associated with the upgrade of the Company's systems. Non-cash stock charges were as reported above. As a result of the above factors, the Company generated an operating loss of approximately $30.8 million for the three months ended March 31, 2000, compared to approximately $6.9 million for the three months ended March 31, 1999.

     EBITDA increased by 13.1% to approximately $36.0 million for the three months ended March 31, 2000 from approximately $31.8 million for the three months ended March 31, 1999. The EBITDA margin improved to 46.5% for the three months ended March 31, 2000 from 44.7% for the three months ended March 31, 1999.


Liquidity and Capital Resources

     The Company's business requires substantial capital for the upgrade, expansion and maintenance of its cable and fiber network. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity contributions. The Company intends to continue to finance such expenditures through internally generated funds, long-term borrowings and equity financings.

     From the commencement of its operations in March 1996 through December 1999, the Company invested approximately $1.2 billion, before closing costs and adjustments, to acquire cable television systems serving 720,000 basic subscribers as of March 31, 2000.

     In 2000, the Company has completed or anticipates completing the undernoted acquisitions of cable systems serving 100,000 basic subscribers for an aggregate purchase price of $193.0 million.

     . On April 6, 2000, the Company acquired the assets of cable television systems owned by Rapid Communications Partners, L.P. ("Rapid") for a purchase price of $8.0 million. The Rapid systems serve approximately 6,000 basic subscribers primarily in Kentucky and Illinois.

     . On April 21, 2000, the Company acquired the assets of cable television systems owned by MidAmerican Cable Systems, L.P. ("MidAmerican") for a purchase price of approximately $8.0 million. The MidAmerican systems serve approximately 5,000 basic subscribers primarily in Illinois.

     . The Company has two pending acquisitions of cable television systems under contract serving, in total, approximately 6,500 basic subscribers for an aggregate purchase price of $12.5 million. In addition, the Company has signed several letters of intent to acquire cable systems serving, in total, approximately 82,500 basic subscribers for an aggregate purchase price of approximately $164.5 million.

     Substantially all of the basic subscribers served by these expected acquisitions are contiguous or in close proximity to the Company's existing operating clusters. The acquisitions under letter of intent are subject to the negotiation and completion of definitive documentation, which will include customary representations and warranties and will be subject to a number of closing conditions, including regulatory approvals and other third party consents. No assurance can be given that such definitive agreements will be entered into or that if entered into, these acquisitions will be consummated. The Company expects to complete its pending acquisitions during fiscal year 2000.

     The Company has announced plans to increase its capital spending to approximately $175.0 million in 2000, compared to the $140.0 million, as previously disclosed. However, the Company's projected capital expenditures will remain at the original amount of $400.0 million for the three-year period ending 2002. These amounts exclude any capital expenditures related to any acquisitions completed in 2000 or beyond. For the first quarter of 2000, the Company's capital expenditures were $36.8 million. As a result of its accelerated capital investment plans, the Company anticipates that by December 2000, 77% of its cable network will be upgraded to 550MHz - 750MHz bandwidth capacity as compared to 57% as of December 1999 and that 50% of its existing homes passed will be activated with two-way communications capability as compared to 11% as of December 1999.

     On February 9, 2000, the Company completed an initial public offering of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.8 million, were $354.4 million and were used to repay bank indebtedness.

     To finance the Company's acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, the Company has completed the following debt financing arrangements as of March 31, 2000:

     .    $200.0 million offering of 8 1/2% senior notes due April 2008;

     .    $125.0 million offering of 7 7/8% senior notes due February 2011;

     .    $550.0 million subsidiary credit facility expiring in September 2008;
          and

     .    $550.0 million subsidiary credit facility expiring in December 2008.

     The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of March 31, 2000, the Company was in compliance with all of the financial and other covenants provided for in its subsidiary credit agreements.

     As of April 30, 2000, the Company entered into interest rate swap agreements, which expire from 2000 through 2003, to hedge $120.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, approximately 56% of the Company's outstanding debt was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of April 30, 2000, the Company's weighted average cost of indebtedness (defined as interest expense, net, as a percentage of total outstanding indebtedness) was approximately 8.1%.

     Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended March 31, 2000, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by annualized EBITDA for the period) was 5.6x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) was 2.0x. As of March 31, 2000, the Company had approximately $625.0 million of unused credit commitments under its subsidiary credit facilities.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its obligations and complete its pending and future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it was able to do so, that the terms would be favorable to them.

Recent Accounting Pronouncements

     In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company will adopt SFAS 133 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

     On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.


Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2000, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $40.0 million is fixed at a weighted average swap rate of approximately 6.2%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreement. Under the terms of the Swaps, which expire from 2000 through 2002, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have received approximately $675,000 at March 31, 2000 to terminate the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 6 to the Company's consolidated financial statements.

                                         Expected Maturity
                     ---------------------------------------------------------
                                 (All dollar amounts in thousands)
                     2001    2002     2003      2004      2005      Thereafter     Total     Fair Value
                     ----    ----    -----     -----     -----      ----------   --------    ----------
Fixed rate           $  -    $  -    $   -     $   -     $   -       $200,000    $200,000     $182,000
Weighted average
 interest rate        8.5%    8.5%     8.5%      8.5%      8.5%           8.5%        8.5%

Fixed rate           $  -    $  -    $   -     $   -     $   -       $125,000    $125,000     $108,125
Weighted average
 interest rate        7.9%    7.9%     7.9%      7.9%      7.9%           7.9%        7.9%

Variable rate        $  -    $ 500   $1,000    $2,000    $2,000      $471,500    $475,000     $475,000
Weighted average
 interest rate        8.3%    8.3%      8.3%      8.3%      8.3%         8.3%        8.3%

                                    PART II
                                    -------


ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a discussion of certain litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

 Recent Sales of Unregistered Securities

     Immediately prior to the completion of its Initial Public Offering ("IPO"), MCC issued on February 9, 2000: (i) 40,657,010 shares of its Class A common stock to certain members of Mediacom LLC; and (ii) 29,342,990 shares of its Class B common stock to certain members of Mediacom LLC who are also members of MCC's management as defined in MCC's certificate of incorporation. Also, immediately prior to completion of its IPO, MCC issued on February 9, 2000, options to purchase 7,200,000 shares of its Class B common stock at a price of $19.00 per share to such members of Mediacom LLC who are also members of MCC's management. All of such persons are accredited investors as defined by Rule 501 under the Securities Act of 1933. In connection with its issuance of such common stock and the grant of such options, MCC received all of the membership interests of Mediacom LLC.

     The offer and sale of the Class A common stock and Class B common stock and the issuance of options to the members of Mediacom LLC were not registered under the Securities Act of 1933 because the offer, sale and issuance were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering.

     As of February 3, 2000, the Company granted stock options to certain of its employees to purchase an aggregate of 1,851,108 shares of Class A common stock and 948,892 shares of Class B common stock at a price of $19.00 per share. As of February 3, 2000, the Company also granted stock options to its non-employee directors to purchase an aggregate of 120,000 shares of Class A common stock at a price of $19.00 per share.

     The grant of stock options to the employees and non-employee directors of the Company was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.


ITEM 6.

(a)    Exhibits

  Exhibit
   Number     Exhibit Descriptions
  -------     --------------------

    27.1      Financial Data Schedule

(b)  Reports on Form 8-K

  None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Mediacom Communications Corporation

May 15, 2000                      By:         /s/ Mark E. Stephan
                                         -------------------------------
                                         Mark E. Stephan
                                          Senior Vice President,
                                          Chief Financial Officer, Treasurer
                                          and Principal Financial Officer