Form 10-Q
period 2000-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2000-08-14
CIK 1098659

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

                                ----------------

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

                       Commission File Number:  0-29227


                      Mediacom Communications Corporation
            (Exact name of Registrant as specified in its charter)



       Delaware                                                06-1566067
(State of incorporation)                                   (I.R.S. Employer
                                                         Identification Number)


                             100 Crystal Run Road
                             Middletown, NY  10941
                   (Address of principal executive offices)


                                (845) 695-2600
                        (Registrant's telephone number)


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


  As of June 30, 2000, there were 60,577,010 shares of Class A common stock and 29,342,990 shares of Class B common stock outstanding.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                      FOR THE PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS


                                    PART I
                                    ------

                                                                                                                 Page
                                                                                                                 ----

Item 1.     Financial Statements
            Consolidated Balance Sheets -
             June 30, 2000 (unaudited) and December 31, 1999...............................................         1

            Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 2000 and 1999 (unaudited).................................         2

            Consolidated Statement of Changes in Stockholders' Equity -
             June 30, 2000 (unaudited).....................................................................         3

            Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2000 and 1999 (unaudited)...........................................         4

            Notes to Consolidated Financial Statements (unaudited).........................................         5

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................................................        13

Item 3.     Quantitative and Qualitative Disclosures about
             Market Risk...................................................................................        20


                                    PART II
                                    -------
Item 1.     Legal Proceedings.............................................................................         21

Item 2      Changes in Securities and Use of Proceeds.....................................................         21

Item 6.     Exhibits and Reports on Form 8-K..............................................................         21

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

  This Quarterly Report on Form 10-Q is for the three months ended June 30, 2000. References in this Quarterly Report to the "Company," "we," "us," or "our" are to Mediacom Communications Corporation and its direct and indirect subsidiaries since the initial public offering and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

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

                                    PART I
                                    ------

ITEM 1.  FINANCIAL STATEMENTS

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                                          June 30,         December 31,
                                                                                            2000               1999
                                                                                        ------------       ------------
ASSETS                                                                                   (Unaudited)
Cash and cash equivalents                                                                $    3,031         $    4,473
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $907 and $772, respectively                                                             3,336              5,194
Prepaid expenses and other assets                                                             4,651              4,376
Investments                                                                                  10,746              8,794
Investment in cable television systems:
   Inventory                                                                                 12,467             12,384
   Property, plant and equipment, at cost                                                   792,628            700,696
   Less - accumulated depreciation                                                         (155,132)          (101,693)
                                                                                        ------------       ------------
   Property, plant and equipment, net                                                       637,496            599,003
   Intangible assets, net of accumulated amortization of $84,152 and
   $56,171, respectively                                                                    585,113            588,103
                                                                                        ------------       ------------
   Total investment in cable television systems                                           1,235,076          1,199,490
Other assets, net of accumulated amortization of $7,803 and $6,343,
   respectively                                                                              17,553             43,599
                                                                                        ------------       ------------
   Total assets                                                                          $1,274,393         $1,265,926
                                                                                        ============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Debt                                                                                  $  856,000         $1,139,000
   Accounts payable and accrued expenses                                                     57,835             57,183
   Subscriber advances                                                                        2,275              3,188
   Deferred revenue                                                                          31,144             11,940
                                                                                        ------------       ------------
   Total liabilities                                                                     $  947,254         $1,211,311
                                                                                        ------------       ------------
STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
   60,577,010 shares issued and outstanding as of June 30, 2000                                 606
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
   29,342,990 shares issued and outstanding as of June 30, 2000                                 293
   Additional paid in capital                                                               537,263
   Capital contributions                                                                          -            182,013
   Accumulated comprehensive (loss) income                                                  (10,430)               261
   Accumulated deficit                                                                     (200,593)          (127,659)
                                                                                        ------------       ------------
   Total stockholders' equity                                                               327,139             54,615
                                                                                        ------------       ------------
   Total liabilities and stockholders' equity                                            $1,274,393         $1,265,926
                                                                                        ============       ============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (All amounts in 000's, except per share data)
                                  (Unaudited)


                                                        Three Months Ended June 30,                Six Months Ended June 30,
                                                        ---------------------------               --------------------------
                                                          2000              1999                    2000              1999
                                                        ---------         ---------               --------          --------
Revenues                                                $ 82,595          $ 38,178                $160,035          $ 74,178
Costs and expenses:
 Service costs                                            28,232            12,350                  54,867            24,175
 Selling, general and administrative expenses             13,893             7,301                  27,282            14,502
 Corporate expenses                                        1,511             1,923                   2,931             3,588
 Depreciation and amortization                            43,470            21,029                  84,151            41,431
 Non-cash stock charges                                      914                                    26,986
                                                        ---------         ---------               --------          --------
Operating loss                                            (5,425)           (4,425)                (36,182)           (9,518)
                                                        ---------         ---------               --------          --------
Interest expense, net                                     16,157             7,012                  34,580            13,392
Other expenses                                               414              (259)                    871               734
                                                        ---------         ---------               --------          --------
Net loss before income taxes                             (21,996)          (11,178)                (71,633)          (23,644)
(Benefit) provision for income taxes                      (3,288)                                    1,301
                                                        ---------         ---------               --------          --------
Net loss                                                $(18,708)         $(11,178)               $(72,934)         $(23,644)
                                                        =========         =========               ========          ========

Basic and diluted loss per share                          $(0.21)           $(1.42)                 $(0.94)           $(2.99)
Weighted average common shares
 outstanding                                              89,974             7,895                  77,599             7,895

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                      Class A   Class B  Additional                            Accumulated
                                       Common   Common     Paid-In      Capital        Other  Comprehensive  Accumulated
                                       Stock     Stock     Capital   Contributions    Equity       Loss        Deficit      Total
                                      --------  -------  ----------  -------------   -------- -------------  -----------  ---------
Balance, December 31, 1999            $  -      $  -     $  -            $ 142,096   $ 39,917      $    261   $(127,659)   $ 54,615
   Comprehensive loss:
  Net loss                                  -         -           -              -          -             -                 (72,934)
  Unrealized loss on investments,
    net of deferred taxes                   -         -           -              -          -       (10,691)                      -
  Comprehensive loss                                                                                                        (83,625)
 Issuance of common stock in
  exchange for membership interests       407       293     141,396       (142,096)         -             -           -           -
 Issuance of common stock in initial
  public offering                         200         -     354,093              -          -             -           -     354,293
 Repurchase of Class A common
  stock                                    (1)        -        (657)             -          -             -           -        (658)
 Non-cash expense related  to
   equity grant to employees                -         -       2,514              -          -             -           -       2,514
   Reclassification of equity to
   paid-in-capital                          -         -      39,917              -    (39,917)            -           -           -
                                      --------  -------  ----------  -------------   -------- -------------  -----------  ---------
Balance, June 30, 2000                   $606      $293    $537,263  $           -   $      -      $(10,430)  $(200,593)   $327,139
                                      ========  =======  ==========  =============   ======== =============  ===========  =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                           -----------------------------
                                                                                              2000               1999
                                                                                           -----------        ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                                $ (72,934)         $ (23,644)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Accretion of interest on seller note                                                        -                149
       Depreciation and amortization                                                          84,151             41,431
       Provision for deferred income taxes                                                     1,263
       Other non-cash charges                                                                 26,986
       Other                                                                                    (945)                 -
       Changes in assets and liabilities, net of effects from acquisitions:
         Subscriber accounts receivable                                                        1,989                170
         Prepaid expenses and other assets                                                        77                 22
         Accounts payable and accrued expenses                                                 3,296             (1,200)
         Subscriber advances                                                                  (1,043)               378
         Deferred revenue                                                                        342                  -
                                                                                           -----------        ----------
            Net cash flows provided by operating activities                                   43,182             17,306

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                      (82,100)           (35,891)
   Acquisitions of cable television systems                                                  (31,646)                 -
   Other, net                                                                                 (1,319)              (314)
                                                                                           -----------        ----------
            Net cash flows used in investing activities                                     (115,065)           (36,205)
                                                                                           -----------        ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 New borrowings                                                                              139,000            152,800
 Repayment of debt                                                                          (422,000)          (131,225)
 Net proceeds from sale of Class A common stock                                              354,293
 Repurchase of Class A common stock                                                             (658)
 Financing costs                                                                                (194)            (3,333)
                                                                                           -----------        ----------
            Net cash flows provided by financing activities                                   70,441             18,242
                                                                                           -----------        ----------
            Net decrease in cash and cash equivalents                                         (1,442)              (657)

CASH AND CASH EQUIVALENTS, beginning of period                                                 4,473              2,212
                                                                                           -----------        ----------
CASH AND CASH EQUIVALENTS, end of period                                                   $   3,031          $   1,555
                                                                                           ===========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                                  $  42,079          $  10,999
                                                                                           ===========        ==========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization

  Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of June 30, 2000, the Company had acquired and was operating cable systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

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

  The consolidated financial statements as of June 30, 2000 and 1999 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of MCC's accounting policies, the interim financial statements should be read in conjunction with MCC's Annual Report on Form 10-K (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2000.

 Recent Accounting Pronouncements

  In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued.
SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133. In March 2000, SFAS 133 was also amended by SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. SFAS 133 and SFAS 138 establish accounting and reporting standards that require derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. The Company will adopt SFAS 133 and SFAS 138 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial statements.


(3)  Acquisitions

  The Company completed the undernoted acquisitions (the "Acquired Systems") in 2000 and 1999. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

 2000

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

  On May 25, 2000 the Company acquired the assets of cable television systems owned by Tri Cable, Inc. ("Tri Cable") for a purchase price of approximately $1.8 million. The Tri Cable systems serve approximately 1,000 basic subscribers in Minnesota.

  On June 28, 2000 the Company acquired the assets of a cable television system owned by Spirit Lake Cable TV, Inc. and E.M. Parsen ("Spirit Lake") for a purchase price of approximately $10.8 million. The Spirit Lake system serves approximately 5,000 basic subscribers primarily in Iowa.

  The aggregate amount of the purchase prices stated above for the acquisitions completed in 2000 have been preliminarily allocated as follows: $11.4 million to property, plant and equipment and $17.2 million to intangible assets. Such allocations are subject to adjustments based upon final appraisal information received by the Company. The final allocations of the purchase prices are not expected to differ materially from the preliminary allocations.

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

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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


                                                  Pro Forma Results for the
                                                  Six Months Ended June 30,
                                               ------------------------------
                                                 2000                  1999
                                               ---------            ---------
                                                (dollars in thousands, except
                                                     per share amounts)

Revenues............................           $162,464             $148,626

Operating expenses and costs:
  Service costs.....................             55,999               49,685
  SG&A expenses.....................             27,705               26,593
  Corporate expenses................              2,931                6,059
  Depreciation and amortization.....             85,178               79,571
  Non-cash stock charges............             26,986                    -
                                               ---------            ---------
Operating loss......................            (36,335)             (13,282)
                                               ---------            ---------
Net loss............................           $(73,960)            $(56,040)
                                               =========            =========
Basic and diluted loss per share....             $(0.95)              $(7.10)



(4)  Income Tax

  The accompanying consolidated statements of operations for the six months ended June 30, 2000 include a provision for income taxes of approximately $1.3 million. This provision reflects a one-time $1.2 million non- recurring, non-cash charge that was recognized upon the exchange of outstanding membership interests in Mediacom LLC for shares of MCC common stock. This charge relates to the deferred tax liabilities associated with the differences between the financial statements and the tax basis of the assets and liabilities of the

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Company. Since the predecessor company, Mediacom LLC, was a New York limited liability company and is not subject to federal or state income taxes, no provision for income taxes was recorded for the six months ended June 30, 1999.

  A reconciliation of the income tax provision at the United States federal statutory rate to the actual income tax expense for the six months ended June 30, 2000 is as follows (dollars in thousands):

Tax benefit at the United States statutory rate..............................................             $(25,072)
State taxes, net of federal tax benefit......................................................                   45
Non-deductible items.........................................................................                   18
Adjustment to record charge upon conversion from a LLC to a corporation......................                1,236
Increase in valuation allowance..............................................................                1,187
Losses not benefited.........................................................................               23,887
                                                                                                          --------
  Total income tax provision.................................................................             $  1,301
                                                                                                          ========

  The Company's net deferred tax liability consisted of the following amounts of deferred tax assets and liabilities as of June 30, 2000 (dollars in thousands):

Deferred tax assets:
  Deferred revenue...........................................................................             $ 12,626
  Tax over book basis of intangible assets...................................................               12,061
  Unrealized loss on marketable securities...................................................                7,078
  Reserves and other.........................................................................                4,676
  Net operating loss carryforwards...........................................................               20,740
                                                                                                          --------
Gross tax assets.............................................................................               57,181
       Less: Valuation allowance.............................................................              (26,516)
                                                                                                          --------
Deferred tax assets..........................................................................             $ 30,665



Deferred tax liabilities:
       Book over tax basis of depreciable assets.............................................              $30,665
                                                                                                          --------
Deferred tax liabilities.....................................................................              $30,665
                                                                                                          --------
Net deferred tax liabilities.................................................................              $    -
                                                                                                          ========

(5)  Loss Per Share

  The Company calculates loss per share in accordance with Statement of Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Since the Company is reporting a net loss for the period, the inclusion of outstanding stock options would cause its loss per share to decrease and therefore these options are not included in the computation of diluted loss per share.

  The following table summarizes the Company's calculation of basic and diluted loss per share for the three and six months ended June 30, 2000 and 1999:

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                                   ----------------------------                ------------------------------
                                                      2000               1999                     2000                 1999
                                                   ---------          ---------                ---------            ---------
                                                                 (in thousands, except per share amounts)
Net loss.................................          $(18,708)          $(11,178)                $(72,934)            $(23,644)
Basic and diluted loss per share.........          $  (0.21)          $  (1.42)                $  (0.94)            $  (2.99)
Weighted average common shares
 outstanding.............................            89,974              7,895                   77,599                7,895

  Except for the three months ended June 30, 2000, the weighted average shares outstanding was computed based on the shares of MCC common stock outstanding, if any, and the conversion ratio used to exchange the Mediacom LLC membership units for shares of MCC common stock upon MCC's initial public offering.

(6)    Debt

       As of June 30, 2000 and December 31, 1999, debt consisted of:

                                                                                       June 30,            December 31,
                                                                                         2000                  1999
                                                                                      -----------         ------------
                                                                                           (dollars in thousands)
8 1/2% Senior Notes........................................................           $  200,000           $  200,000
77/8% Senior Notes.........................................................              125,000              125,000
Bank Credit Facilities.....................................................              531,000              814,000
                                                                                      -----------         ------------
                                                                                      $  856,000           $1,139,000
                                                                                      ===========         ============

  The average interest rate on outstanding debt under the bank credit agreements was 8.3% and 8.0% for the three months ended June 30, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

  The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2000, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

  The stated maturities of all debt outstanding as of June 30, 2000 are as follows (dollars in thousands):

2001.........................................................................................             $      -
2002.........................................................................................                  750
2003.........................................................................................                2,000
2004.........................................................................................                2,000
2005.........................................................................................                2,000
Thereafter...................................................................................              849,250
                                                                                                          --------
                                                                                                          $856,000
                                                                                                          ========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(7)  Stockholders' Equity

  In May 2000, the Company announced that its Board of Directors had authorized a repurchase program (the "Repurchase Program") pursuant to which the Company may purchase up to $50.0 million of its Class A common stock, in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During the three months ended June 30, 2000 in connection with the Repurchase Program, the Company repurchased 80,000 shares of its Class A common stock for an aggregate cost of approximately $658,000, at share prices ranging from $8.00 to $10.75 per share. The repurchased stock was retired and resulted in a reduction of stockholders' equity.


(8)  SoftNet

  As of June 30, 2000 and December 31, 1999, deferred revenue resulting from the Company's receipt of SoftNet Systems, Inc. shares of common stock amounted to approximately $27.2 million and $8.4 million, respectively, net of amortization taken. For the three and six months ended June 30, 2000, the Company recognized revenue of approximately $674,000 and $947,000, respectively. The Company did not recognize any deferred revenue for the three or six month period ended June 30, 1999.


(9)  Initial Public Offering

  On February 9, 2000, MCC completed an initial public offering ("IPO") of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.9 million, were $354.3 million. Immediately prior to the completion of the IPO, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom LLC. On February 9, 2000, Mediacom LLC's Fourth Amended and Restated Operating Agreement (the "1999 Operating Agreement") was amended to reflect MCC as the sole member and manager of Mediacom LLC.

  Immediately prior to the IPO, additional membership interests were issued to all members of Mediacom LLC in accordance with a formula set forth in the 1999 Operating Agreement, which was based upon a valuation of Mediacom LLC established at the time of the IPO (the "IPO Valuation"). A provision in the 1999 Operating Agreement eliminated a certain portion of the special allocation of membership interests awarded to certain Mediacom LLC members (the "Primary Members") based upon a valuation of Mediacom LLC. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom LLC's management agreements with Mediacom Management effective November 19, 1999, the Primary Members were issued new membership interests in Mediacom LLC immediately prior to the IPO representing 16.5% of the equity in Mediacom LLC in accordance with a formula based upon the IPO Valuation. These newly issued membership interests were exchanged for shares of MCC Class B common stock immediately prior to the completion of the IPO.

  In addition, immediately prior to the IPO, the Primary Members received options on the date of the IPO to purchase 7,200,000 shares of Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom LLC. These options have a term of five years and are exercisable in August 2000, at a price equal to the initial public offering price of $19.00. With the exception of such options held by the Company's Chairman and Chief Executive Officer to purchase approximately 6,900,000 shares of common stock, such options: (i) vest over five years which vesting period is deemed to have commenced for these Primary Members on various dates prior to the IPO; and (ii) are subject to forfeiture penalties to the Chairman and Chief Executive Officer during the three year period between the date the options become vested and the date the Primary Member terminates employment with the Company.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  The management agreements between Mediacom Management and each of MCC's operating subsidiaries were terminated at the time of the IPO, and Mediacom Management's employees became MCC's employees and its corporate expense became MCC's corporate expense. The management fee expenses recorded prior to the IPO are reflected as corporate expenses in the consolidated statements of operations.

  As a result of the IPO and the termination of the management agreements with Mediacom Management, the deferred non-cash stock expense of $24.5 million, net of amortization taken, relating to future benefits associated with the continuation of such management agreements, was recognized in the first quarter of 2000 as a non-cash stock charge in the consolidated statements of operations. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.


(10)  Stock Options

  As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan for officers, directors and key employees. Options granted under this plan have a ten-year duration and vest at various times over a five-year period. Our Board of Directors authorized 9,000,000 shares of common stock to be granted as options under this plan. A maximum of 7,000,000 of these shares of common stock may be granted as incentive stock options. As of June 30, 2000, options for 2,926,000 shares (the "Employee Options") had been granted under the 1999 Stock Option Plan, consisting of 1,977,108 shares of Class A common stock and 948,892 shares of Class B common stock. As of June 30, 2000, as noted above, additional options for 7,200,000 shares of Class B common stock with a five-year duration had been issued to the Primary Members. See
Note 9.

  The following table summarizes information concerning stock option activity as of June 30, 2000:


                                                                                       Shares                 Price
                                                                                     ----------            ----------
Outstanding at January 1, 2000                                                                -                    -
Granted......................................................................        10,126,000               $19.00
Exercised....................................................................                 -                    -
Forfeited....................................................................          (107,650)              $19.00
                                                                                     ----------            ----------
Outstanding at end of period.................................................        10,018,350               $19.00
                                                                                     ==========            ==========
Options exercisable at end of period.........................................         8,187,041               $19.00
Weighted average fair value of options granted
 during period...............................................................                                 $ 8.13


   Excluded from the weighted average fair value of options granted during the period are the additioanl options issued to the Primary Members since these options, as noted in Note 9, were issued in exchange for consideration representing their fair value.

  The weighted average remaining contractual life of the outstanding options is
6.3 years.

  MCC applied Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to key employees and directors. Accordingly, no compensation cost has been recognized for any option grants in the accompanying statements of operations since the price of the options was at their fair market value at the date of grant. FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The fair value of all of the Employee Options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free interest rate of 6.7%; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 29%.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Had compensation costs been recorded for the Employee Options under SFAS 123, MCC's net loss and basic and diluted loss per share would have been reduced from the "as reported" amounts to the "pro forma" amounts as follows:

                                                                                         Six Months Ended June 30,
                                                                                       -----------------------------
                                                                                         2000                 1999
                                                                                       --------             --------
                                                                                         (in thousands, except per
                                                                                                share amounts)
Net loss:
  As reported..............................................................            $(72,934)            $(23,644)
  Pro forma................................................................            $(80,657)            $(23,644)
Basic and diluted loss per share:
  As reported..............................................................            $  (0.94)            $  (2.99)
  Pro forma................................................................            $  (1.04)            $  (2.99)

   Excluded from the above pro forma calculation are the additional options issued to the Primary Members since these options, as noted in Note 9, were issued in exchange for consideration represented their fair value.

(11)  Subsequent Events

   On July 12, 2000, the Company acquired the assets of a cable television system owned by South Kentucky Services Corporation ("South Kentucky") for a purchase price of approximately $2.1 million. The South Kentucky system serves approximately 1,000 basic subscribers primarily in Kentucky.

   As of August 2, 2000, the Company has entered into three separate asset purchase agreements to acquire cable television systems serving approximately 21,000 basic subscribers for an aggregate purchase price of approximately $44.7 million. The Company expects to complete the acquisition of these systems by year end 2000.

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

  The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of June 30, 2000, the Company had completed 15 acquisitions of cable television systems that on such date passed approximately 1,113,400 homes and served approximately 735,000 basic subscribers. In October 1999, the Company purchased the outstanding stock of Zylstra Communications Corporation ("Zylstra") serving 14,000 basic subscribers. In November 1999, the Company acquired cable television systems from Triax Midwest Associates, L.P. ("Triax"), serving 344,000 basic subscribers. During the second quarter of 2000, the Company completed four acquisitions serving a total of 17,000 basic subscribers in locations within the Company's regional operating clusters (the "2000 Acquisitions," and together with Triax and Zylstra systems the "Acquired Systems"). All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

Actual Results of Operations

  The following historical information includes the results of operations of the Zylstra systems, which were acquired in October 1999, the Triax systems, which were acquired in November 1999, and the 2000 Acquisitions, which were acquired in the second quarter of 2000, only for that portion of the respective period that such cable television systems were owned by the Company. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 2000 and 1999.

 Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Revenues. Revenues increased 116.3% to approximately $82.6 million for the three months ended June 30, 2000 as compared to $38.2 million for the three months ended June 30, 1999. Of the revenue increase of $44.4 million, $40.0 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.6% primarily due to basic rate increases associated with new programming introductions and new revenues associated with our recently launched digital cable and high speed Internet access services.

  Service costs. Service costs increased 128.6% to approximately $28.2 million for the three months ended June 30, 2000 as compared to approximately $12.4 million for the three months ended June 30, 1999. The Acquired Systems accounted for approximately $14.2 million of the total increase. Excluding the Acquired Systems, these costs increased 13.6% primarily as a result of higher programming expenses, including the cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.2% for the three months ended June 30, 2000, as compared with 32.3% for the three months ended June 30, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 90.3% to approximately $13.9 million for the three months ended June 30, 2000 as compared to approximately $7.3 million for the three months ended June 30, 1999. The Acquired Systems accounted for approximately $6.2 million of the total increase. Excluding the Acquired Systems, these costs increased 4.5%. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the three months ended June 30, 2000, as compared with 19.1% for the three months ended June 30, 1999.

  Corporate expenses. Corporate expenses decreased 21.4% to approximately $1.5 million for the three months ended June 30, 2000 as compared to approximately $1.9 million for the three months ended June 30, 1999. The decrease in corporate expenses was primarily due to higher amounts charged by Mediacom Management Corporation ("Mediacom Management") during the three months ended June 30, 1999 under of management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Company's initial public offering in February 2000. At that time, Mediacom Management's employees became the Company's employees and its other overhead expenses became the Company's corporate expenses. The Company reported its corporate expenses as management fees incurred before the initial public offering and as actual amounts incurred from the date of its initial public offering. As a percentage of revenues, corporate expenses were 1.8% for the three months ended June 30, 2000 as compared with 5.0% for the three months ended June 30, 1999. See Note 9 of the Company's consolidated financial statements.

  Depreciation and amortization. Depreciation and amortization increased 106.7% to approximately $43.5 million for the three months ended June 30, 2000 as compared to approximately $21.0 million in the three months ended June 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

  Non-cash stock charges. Non-cash stock charges were approximately $914,000 for the three months ended June 30, 2000, resulting from the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 9 of the Company's consolidated financial statements.

  Interest expense, net. Interest expense, net, increased 130.4% to approximately $16.2 million for the three months ended June 30, 2000 as compared to approximately $7.0 million for the three months ended June 30, 1999. This increase was substantially due to higher average debt outstanding during the three months ended June 30, 2000, principally as a result of debt incurred in connection with the Company's acquisition of the Triax and Zylstra systems.

  Other expenses. Other expenses increased to approximately $414,000 for the three months ended June 30, 2000 as compared to approximately $259,000 of other income for the three months ended June 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

  (Benefit) provision for income taxes. Benefit for income taxes was approximately $3.3 million for the three months ended June 30, 2000. This benefit reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Net loss. Due to the factors described above, the Company generated a net loss of approximately $18.7 million for the three months ended June 30, 2000 as compared to a net loss of approximately $11.2 million for the three months ended June 30, 1999.

  EBITDA. EBITDA increased 134.6% to approximately $39.0 million for the three months ended June 30, 2000 as compared to approximately $16.6 million for the three months ended June 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.2% for the three months ended June 30, 2000, compared to 43.5% for the three months ended June 30, 1999.

 Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Revenues. Revenues increased 115.7% to approximately $160.0 million for the six months ended June 30, 2000 as compared to $74.2 million for the six months ended June 30, 1999. Of the revenue increase of $85.8 million, $77.2 was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.6% primarily due to basic rate increases associated with new programming introductions and the new revenues associated with our recently launched digital cable and high speed Internet access services.

  Service costs. Service costs increased 127.0% to approximately $54.9 million for the six months ended June 30, 2000 as compared to approximately $24.2 million for the six months ended June 30, 1999. The Acquired Systems accounted for approximately $27.6 million of the total increase. Excluding the Acquired Systems, these costs increased 12.9% primarily as a result of higher programming expenses, including the cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.3% for the six months ended June 30, 2000, as compared with 32.6% for the six months ended June 30, 1999.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 88.1% to approximately $27.3 million for the six months ended June 30, 2000 as compared to approximately $14.5 million for the six months ended June 30, 1999. The Acquired Systems accounted for approximately $12.2 million of the total increase. Excluding the Acquired Systems, these costs increased 3.6%. As a percentage of revenues, selling, general and administrative expenses were 17.0% for the six months ended June 30, 2000, as compared with 19.5% for the six months ended June 30, 1999.

  Corporate expenses. Corporate expenses decreased 18.3% to approximately $2.9 million for the six months ended June 30, 2000 as compared to approximately $3.6 million for the six months ended June 30, 1999. The decrease in corporate expenses was primarily due to higher amounts charged by Mediacom Management during the six months ended June 30, 1999 under of management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Company's initial public offering in February 2000. At that time, Mediacom Management's employees became the Company's employees and its other overhead expenses became the Company's corporate expenses. The Company reported its corporate expenses as management fees incurred before the initial public offering and as actual amounts incurred from the date of its initial public offering. As a percentage of revenues, corporate expenses were 1.8% for the six months ended June 30, 2000 as compared with 4.8% for the six months ended June 30, 1999.

  Depreciation and amortization. Depreciation and amortization increased 103.1% to approximately $84.2 million for the six months ended June 30, 2000 as compared to approximately $41.4 million in the six months ended June 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

  Non-cash stock charges. Non-cash stock charges were approximately $27.0 million for the six months ended June 30, 2000. These non-cash charges comprise a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management on the date of the Company's initial public offering and a $2.5 million charge related to the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 9 of the Company's consolidated financial statements.

  Interest expense, net. Interest expense, net, increased 158.2% to approximately $34.6 million for the six months ended June 30, 2000 as compared to approximately $13.4 million for the six months ended June 30, 1999. This increase was substantially due to higher average debt outstanding during the six months ended June 30, 2000 as a result of debt incurred in connection with the Company's acquisition of the Triax and Zylstra systems.

  Other expenses. Other expenses increased 18.7% to approximately $871,000 for the six months ended June 30, 2000 as compared to approximately $734,000 for the six months ended June 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

  (Benefit) provision for income taxes. Provision for income taxes was approximately $1.3 million for the six months ended June 30, 2000. This provision primarily reflects a one-time, non-cash charge recognized upon the exchange of membership interests in Mediacom LLC for shares of MCC common stock.

  Net loss. Due to the factors described above, the Company generated a net loss of approximately $72.9 million for the six months ended June 30, 2000 as compared to a net loss of approximately $23.6 million for the six months ended June 30, 1999.

  EBITDA. EBITDA increased 134.9% to approximately $75.0 million for the six months ended June 30, 2000 as compared to approximately $31.9 million for the six months ended June 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 46.8% for the six months ended June 30, 2000, compared to 43.0% for the six months ended June 30, 1999.


Selected Pro Forma Results

  The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The financial information below for the six months ended June 30, 2000 and 1999, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1999. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 1999. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 2000 and 1999.

                                                                                         Six Months Ended June 30,
                                                                                       -----------------------------
                                                                                         2000                 1999
                                                                                       --------             --------
                                                                                       (dollars in thousands, except
                                                                                            per subscriber data)
Revenues...................................................................            $162,464             $148,626
Costs and expenses:
   Service costs...........................................................              55,999               49,685
   SG&A expenses...........................................................              27,705               26,593
   Corporate expenses......................................................               2,931                6,059
   Depreciation and amortization...........................................              85,178               79,571
   Non-cash stock charges..................................................              26,986                    -
                                                                                       --------             --------
Operating loss.............................................................            $(36,335)            $(13,282)
                                                                                       ========             ========
Other Data:
EBITDA.....................................................................              75,829               66,289
EBITDA margin (1)..........................................................                46.7%                44.6%
Basic subscribers (2)......................................................             735,000              728,000
Average monthly revenue per basic subscriber (3)...........................            $  37.77             $  34.82

--------------------------
(1)  Represents EBITDA as a percentage of revenues.
(2)  At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

    Selected Pro Forma Results for Six Months Ended June 30, 2000 Compared to Selected Pro Forma Results for Six Months Ended June 30, 1999

  Revenues increased 9.3% to approximately $162.5 million for the six months ended June 30, 2000, as compared to approximately $148.6 million for the six months ended June 30, 1999. This increase was attributable principally to internal subscriber growth of 1.0%, basic rate increases associated with new programming introductions and the new revenues associated with our recently launched digital cable and high speed Internet access services.

  Service costs and selling, general and administrative expenses in the aggregate increased 9.7% to approximately $83.7 million for the six months ended June 30, 2000 from approximately $76.3 million for the six months ended June 30, 1999, principally due to higher programming costs incurred by the Company for the systems acquired in 1999.

  Corporate expenses decreased 51.6% to approximately $2.9 million for the six months ended June 30, 2000 from approximately $6.1 million for the six months ended June 30, 1999. The decrease in corporate expenses was primarily due to a reduction in amounts charged by Mediacom Management, resulting from amendments to management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Company's initial public offering in February 2000. The Company reported its corporate expenses as management fees incurred before the initial public offering and as actual amounts incurred from the date of its initial public offering.

  Depreciation and amortization increased 7.0% to approximately $85.2 million for the six months ended June 30, 2000 from approximately $79.6 million for the six months ended June 30, 1999. This increase was principally due to capital expenditures associated with the upgrade of the Company's systems. Non-cash stock charges were as reported above.

  As a result of the above factors, the Company generated an operating loss of approximately $36.3 million for the six months ended June 30, 2000, compared to approximately $13.3 million for the six months ended June 30, 1999.

  EBITDA increased by 14.4% to approximately $75.8 million for the six months ended June 30, 2000 from approximately $66.3 million for the six months ended June 30, 1999. The EBITDA margin improved to 46.7% for the six months ended June 30, 2000 from 44.6% for the six months ended June 30, 1999.


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

  From the commencement of its operations in March 1996 through December 1999, the Company invested approximately $1.2 billion, before closing costs and adjustments, to acquire cable television systems serving 718,000 basic subscribers as of June 30, 2000.

  In 2000, the Company has completed or anticipates completing the undernoted acquisitions of cable systems serving 39,000 basic subscribers for an aggregate purchase price of $75.4 million.

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

  . On May 25, 2000, the Company acquired the assets of cable television systems owned by Tri Cable, Inc. ("Tri Cable") for a purchase price of approximately $1.8 million. The Tri Cable systems serve approximately 1,000 basic subscribers in Minnesota.

   . On June 28, 2000, the Company acquired the assets of a cable television system owned by Spirit Lake Cable TV, Inc. and E.M. Parsen ("Spirit Lake") for a purchase price of approximately $10.8 million. The Spirit Lake system serves approximately 5,000 basic subscribers primarily in Iowa.

   . On July 12, 2000, the Company acquired the assets of a cable television system owned by South Kentucky Services Corporation ("South Kentucky") for a purchase price of approximately $2.1 million. The South Kentucky system serves approximately 1,000 basic subscribers primarily in Kentucky.

  . In addition, the Company signed three definitive asset purchase agreements to acquire cable systems serving, in total, approximately 21,000 basic subscribers for an aggregate purchase price of approximately $44.7 million.

  Substantially all of the basic subscribers served by the completed and pending acquisitions are within the Company's regional operating clusters. The pending acquisitions are subject to a number of closing conditions, including regulatory approvals and other third party consents. No assurance can be given that these acquisitions will be consummated. The Company expects to complete its pending acquisitions by year end 2000.

  The Company announced plans earlier this year to increase its capital spending to approximately $175.0 million in 2000, compared to the $140.0 million, as previously disclosed. However, the Company's projected capital expenditures will remain at the original amount of $400.0 million for the three-year period ending 2002. These amounts exclude any capital expenditures related to any acquisitions completed in 2000 or beyond. For the six months ended June 30, 2000, the Company's capital expenditures were $82.1 million. As a result of its accelerated capital investment plans, excluding the 2000 Acquisitions, the Company anticipates that by December 2000, 77% of its cable network will be upgraded to 550MHz - 750MHz bandwidth capacity as compared to 57% as of December 1999 and that 50% of its existing homes passed will be activated with two-way communications capability as compared to 11% as of December 1999.

  On February 9, 2000, the Company completed an initial public offering of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $2.9 million, were $354.3 million and were used to repay bank indebtedness.

  To finance the Company's acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, the Company had the following debt financing arrangements in place as of June 30, 2000:

  .  $200.0 million offering of 8 1/2% senior notes due April 2008;

  .  $125.0 million offering of 7 7/8% senior notes due February 2011;

  .  $550.0 million subsidiary credit facility expiring in September 2008; and

  .  $550.0 million subsidiary credit facility expiring in December 2008.

  The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of June 30, 2000, the Company was in compliance with all of the financial and other covenants provided for in its subsidiary credit agreements.

  As of June 30, 2000, the Company entered into interest rate swap agreements, which expire from 2002 through 2003, to hedge $140.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, approximately 54% of the Company's outstanding debt was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of June 30, 2000, the Company's weighted average cost of indebtedness was approximately 8.4%.

  Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended June 30, 2000, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 5.4x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) was 2.4x. As of June 30, 2000, the Company had approximately $567.0 million of unused credit commitments under its subsidiary credit facilities.

  In May 2000, the Company announced that its Board of Directors had authorized a repurchase program (the "Repurchase Program") pursuant to which the Company may purchase up to $50.0 million of its Class A common stock, in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During the three months ended June 30, 2000 in connection with the Repurchase Program, the Company repurchased 80,000 shares of its Class A common stock for the aggregate cost of approximately $658,000, at share prices ranging from $8.00 to $10.75 per share. The repurchased stock was retired and resulted in a reduction of stockholders' equity.

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


Recent Accounting Pronouncements

  In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued.
SFAS 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133. In March 2000, SFAS 133 was also amended by SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB SFAS No. 133," which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. SFAS 133 and SFAS 138 establish accounting and reporting standards that require derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair value. The Company will adopt SFAS 133 and SFAS 138 in 2001, and has not yet quantified the impact nor determined the timing or method of the adoption.

  On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its financial statements.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial statements.


Inflation and Changing Prices

  The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2000, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreement. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have received approximately $666,000 at June 30, 2000 to terminate the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 6 to the Company's consolidated financial statements.

                                        Expected Maturity
                    ---------------------------------------------------------
                                (All dollar amounts in thousands)
                     2001    2002     2003      2004      2005     Thereafter     Total     Fair Value
                    ------  ------   ------    ------    ------    ----------   ---------   ----------
Fixed rate          $    -    $  -     $  -      $  -      $  -     $200,000    $200,000     $189,000
Weighted average
 interest rate        8.5%    8.5%      8.5%      8.5%      8.5%         8.5%        8.5%

Fixed rate          $   -    $  -     $   -      $  -      $  -     $125,000    $125,000     $110,000
Weighted average
 interest rate        7.9%    7.9%      7.9%      7.9%      7.9%         7.9%        7.9%

Variable rate       $   -   $ 750    $2,000    $2,000    $2,000     $524,250    $531,000     $531,000
Weighted average
 interest rate        8.3%    8.3%      8.3%      8.3%      8.3%         8.3%        8.3%

                                    PART II
                                    -------

ITEM 1.  LEGAL PROCEEDINGS


  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a discussion of certain litigation.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS


  As of April 10, 2000, we granted options to purchase 6,000 shares of Class A common stock at $12.00 per share to an employee of the Company. The options vest in five equal annual installments commencing on April 10, 2000. The expiration date of the options is April 9, 2010. These options were granted in a transaction not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.


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


                                        Mediacom Communications Corporation


August 14, 2000                   By:           /s/ Mark E. Stephan
                                        -----------------------------------
                                        Mark E. Stephan
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Principal Financial
                                           Officer