Form 10-Q
period 2000-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2000-11-14
CIK 1098659

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                             Yes    X        No _____
                                  -----


     As of September 30, 2000, there were 60,601,001 shares of Class A common stock and 29,342,990 shares of Class B common stock outstanding.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                                                                Page
                                                                                                                ----
Item 1.      Financial Statements

               Consolidated Balance Sheets -
                  September 30, 2000 (unaudited) and December 31, 1999......................................      1

               Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2000 and 1999 (unaudited).......................      2

               Consolidated Statement of Changes in Stockholders' Equity -
                  September 30, 2000 (unaudited)............................................................      3

               Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999 (unaudited).................................      4

               Notes to Consolidated Financial Statements (unaudited).......................................      5

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................................     13

Item 3.      Quantitative and Qualitative Disclosures about
               Market Risk..................................................................................     20


                                                          PART II
                                                          -------

Item 1.      Legal Proceedings..............................................................................     21

Item 6.      Exhibits and Reports on Form 8-K...............................................................     21

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

     This Quarterly Report on Form 10-Q is for the three months ended September 30, 2000. References in this Quarterly Report to the "Company," "we," "us," or "our" are to Mediacom Communications Corporation and its direct and indirect subsidiaries since the initial public offering and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Quarterly Report, in our Annual Report on Form 10-K for the year-ended December 31, 1999 and in our definitive prospectus dated February 3, 2000. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     We commenced operations in 1996 and have grown rapidly since then, principally through acquisitions. We acquired a substantial portion of our cable systems in 1998 and 1999. As a result, you have limited information upon which to evaluate our performance in managing our current systems, and our historical financial information may not be indicative of the future results we can achieve with our systems. If we are unable to successfully integrate our newly acquired cable systems or implement the technological upgrade of our systems, our growth and profitability could be adversely affected.

     In addition, the cable television industry may be affected by, among other things:

     .        changes in laws and regulations;

     .        changes in the competitive environment;

     .        changes in the costs of programming we distribute;

     .        changes in the costs of upgrading our systems;

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

                                    PART I
                                    ------

ITEM 1.   FINANCIAL STATEMENTS

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                                  September 30,       December 31,
                                                                                       2000               1999
                                                                                  -------------       ------------
                                     ASSETS                                        (Unaudited)
Cash and cash equivalents                                                          $      3,024       $     4,473
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $774 and $772, respectively                                                         4,270             5,194
Prepaid expenses and other assets                                                         4,979             4,376
Investments                                                                               9,796             8,794
Investment in cable television systems:
   Inventory                                                                             13,759            12,384
   Property, plant and equipment, at cost                                               847,438           700,696
   Less - accumulated depreciation                                                     (185,054)         (101,693)
                                                                                   ------------       -----------
       Property, plant and equipment, net                                               662,384           599,003
   Intangible assets, net of accumulated amortization of $98,574 and
       $56,171, respectively                                                            570,036           588,103
                                                                                   ------------       -----------
       Total investment in cable television systems                                   1,246,179         1,199,490
Other assets, net of accumulated amortization of $8,433 and $6,343,
   respectively                                                                          16,811            43,599
                                                                                   ------------       -----------
       Total assets                                                                $  1,285,059       $ 1,265,926
                                                                                   ============       ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Debt                                                                            $    886,000      $  1,139,000
   Accounts payable and accrued expenses                                                 63,228            57,183
   Subscriber advances                                                                    1,852             3,188
   Deferred revenue                                                                      34,217            11,940
                                                                                   ------------       -----------
       Total liabilities                                                           $    985,297       $ 1,211,311
                                                                                   ------------       -----------

STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
       60,601,001 shares issued and outstanding as of September 30, 2000                    606
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
       29,342,990 shares issued and outstanding as of September 30, 2000                    293
   Additional paid in capital                                                           538,126
   Capital contributions                                                                      -           182,013
   Accumulated comprehensive (loss) income                                              (15,705)              261
   Accumulated deficit                                                                 (223,558)         (127,659)
                                                                                   ------------       -----------
       Total stockholders' equity                                                       299,762            54,615
                                                                                   ------------       -----------
       Total liabilities and stockholders' equity                                  $  1,285,059       $ 1,265,926
                                                                                   ============       ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (All amounts in 000's, except per share data)
                                  (Unaudited)

                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                          --------------------------------         -------------------------------
                                              2000                1999                 2000               1999
                                          -----------          -----------         -----------         -----------
Revenues                                  $    84,478          $   39,052          $   244,513         $  113,230

Costs and expenses:
   Service costs                               28,947              12,396               83,813             36,571
   Selling, general and
     administrative expenses                   13,889               7,314               41,171             21,816
   Corporate expenses                           1,598               1,562                4,529              5,150
   Depreciation and amortization               45,100              24,723              129,251             66,154
   Non-cash stock charges                         609                                   27,596
                                          -----------          ----------          -----------         ----------
Operating loss                                 (5,665)             (6,943)             (41,847)           (16,461)
                                          -----------          ----------          -----------         ----------
Interest expense, net                          16,864               7,185               51,444             20,577
Other expenses                                    353                 245                1,224                979
                                          -----------          ----------          -----------         ----------
Net loss before income taxes              $   (22,882)         $  (14,373)         $   (94,515)        $  (38,017)
Provision for income taxes                         83                                    1,384
                                          -----------          ----------          -----------         ----------
Net loss                                  $   (22,965)         $  (14,373)         $   (95,899)        $  (38,017)
                                          ===========          ==========          ===========         ==========
Basic and diluted loss per share          $     (0.26)         $    (1.82)         $     (1.17)        $    (4.82)
Weighted average common
     shares outstanding                        89,936               7,895               81,741              7,895

         The accompanying notes to consolidated financial statements are an integral part of these statements.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CHANGES IN
                             STOCKHOLDERS' EQUITY
                         (All dollar amounts in 000's)
                                  (Unaudited)

                                     Class A  Class B   Additional                            Accumulated
                                     Common    Common     Paid-In      Capital       Other   Comprehensive  Accumulated
                                      Stock    Stock      Capital    Contributions   Equity       Loss        Deficit       Total
                                     -------  -------   ----------   -------------   ------  -------------  -----------     -----
Balance, December 31, 1999            $   -     $   -    $      -     $  142,096    $ 39,917     $     261   $(127,659)   $  54,615
 Comprehensive loss:
   Net loss                               -         -           -              -           -             -     (95,899)
   Unrealized loss on investments,
      net of deferred taxes               -         -           -              -           -       (15,966)          -
   Comprehensive loss                                                                                                      (111,865)
 Issuance of common stock in
   exchange for membership interests    407       293     141,396       (142,096)          -             -           -            -
 Issuance of common stock in initial
   public offering                      200         -     354,037              -           -             -           -      354,237
 Issuance of common stock in
   employee stock purchase plan           -         -         310              -           -             -           -          310
 Repurchase of Class A common
   stock                                 (1)        -        (657)             -           -             -           -         (658)
 Non-cash expense related  to
   equity grant to employees              -         -       3,123              -           -             -           -        3,123
 Reclassification of equity to
   paid-in-capital                        -         -      39,917              -     (39,917)            -           -            -
                                      -----     -----    --------     ----------    --------     ---------   ---------    ---------
Balance, September 30, 2000           $ 606     $ 293    $538,126     $        -    $      -     $ (15,705)  $(223,558)   $ 299,762
                                      =====     =====    ========     ==========    ========     =========   =========    =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                        2000              1999
                                                                                   -------------     -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                                         $   (95,899)      $    (38,017)
  Adjustments to reconcile net loss to net cash flows from operating activities:
       Accretion of interest on seller note                                                  -                225
       Depreciation and amortization                                                   129,251             66,154
       Provision for deferred income taxes                                              (1,346)                 -
       Other non-cash charges                                                           27,596                  -
       Other                                                                              (947)                 -
       Changes in assets and liabilities, net of effects from acquisitions:
          Subscriber accounts receivable                                                 1,055                243
          Prepaid expenses and other assets                                               (251)            (1,235)
          Accounts payable and accrued expenses                                         10,035              2,078
          Subscriber advances                                                           (1,466)               347
          Deferred revenue                                                                 354                  -
                                                                                   -----------       ------------
              Net cash flows provided by operating activities                           68,382             29,795
                                                                                   -----------       ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                                (134,110)           (60,245)
  Acquisitions of cable television systems                                             (34,968)                -
  Other, net                                                                            (1,435)              (387)
                                                                                   -----------       ------------
              Net cash flows used in investing activities                             (170,513)           (60,632)
                                                                                   -----------       ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  New borrowings                                                                       211,000            224,700
  Repayment of debt                                                                   (464,000)          (185,330)
  Net proceeds from sale of Class A common stock                                       354,237
  Issuance of common stock in employee stock purchase plan                                 310
  Repurchase of Class A common stock                                                      (658)
  Financing costs                                                                         (207)            (7,045)
                                                                                   -----------       ------------
              Net cash flows provided by financing activities                          100,682             32,325
                                                                                   -----------       ------------
              Net decrease in cash and cash equivalents                                 (1,449)             1,488
CASH AND CASH EQUIVALENTS, beginning of period                                           4,473              2,212
                                                                                   -----------       ------------
CASH AND CASH EQUIVALENTS, end of period                                           $     3,024       $      3,700
                                                                                   -----------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                         $    58,659       $     16,438
                                                                                   ===========       ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Organization

     Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of September 30, 2000, the Company had acquired and was operating cable systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

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

     The consolidated financial statements as of September 30, 2000 and 1999 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of MCC's accounting policies, the interim financial statements should be read in conjunction with MCC's Annual Report on Form 10-K (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year-ending December 31, 2000.

   Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company is continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations.

     On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its results of operations and consolidated financial statements.

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

     On August 31, 2000, the Company acquired the assets of cable television systems owned by Dowden Midwest Cable Partners, L.P. ("Dowden") for a purchase price of approximately $1.2 million. The Dowden systems serve approximately 1,000 basic subscribers primarily in Illinois.

     The aggregate amount of the purchase prices stated above for the acquisitions completed in 2000 have been allocated as follows: $15.5 million to property, plant and equipment and $16.4 million to intangible assets.

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

                                                                                    Pro Forma Results for the
                                                                                 Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                    2000                1999
                                                                                ------------         ------------
                                                                                (dollars in thousands, except per
                                                                                          share amounts)
     Revenues...............................................................     $   247,423         $   226,423

     Operating expenses and costs:
        Service costs.......................................................          85,040              75,770
        SG&A expenses.......................................................          41,754              40,720
        Corporate expenses..................................................           4,529               8,933
        Depreciation and amortization.......................................         130,832             124,017
        Non-cash stock charges..............................................          27,596                   -
                                                                                 -----------         -----------
     Operating loss.........................................................         (42,328)            (23,017)
                                                                                 -----------         -----------
     Net loss...............................................................     $   (97,435)        $   (87,811)
                                                                                 ===========         ===========
     Basic and diluted loss per share.......................................     $    (1.19)         $    (11.12)

(4)  Income Tax

     The accompanying consolidated statements of operations for the nine months ended September 30, 2000 include a provision for income taxes of approximately $1.4 million. This provision reflects a one-time $1.2 million non-recurring, non-cash charge that was recognized upon the exchange of outstanding membership interests in Mediacom LLC for shares of MCC common stock. This charge relates to the deferred tax liabilities associated with the differences between the financial statements and the tax basis of the assets and liabilities of the Company. Since

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Mediacom LLC, the predecessor company, was a New York limited liability company and not subject to federal or state income taxes, no provision for income taxes was recorded for the nine months ended September 30, 1999.

     A reconciliation of the income tax provision at the United States federal statutory rate to the actual income tax expense for the nine months ended September 30, 2000 is as follows (dollars in thousands):

     Tax benefit at the United States statutory rate.........     $ (33,565)
     State taxes, net of federal tax benefit.................            75
     Other    ...............................................         3,904
     Losses not benefited....................................        30,932
                                                                  ---------
          Total income tax provision.........................     $   1,346
                                                                  =========
     The Company's net deferred tax liability consisted of the following amounts of deferred tax assets and liabilities as of September 30, 2000 (dollars in thousands):

     Deferred tax assets:
          Deferred revenue...................................     $  13,877
          Tax over book basis of intangible assets ..........        13,810
          Unrealized loss on marketable securities ..........         8,700
          Reserves and other.................................         2,129
          Net operating loss carryforwards...................        30,932
                                                                  ---------
     Gross tax assets .......................................        69,448

          Less: Valuation allowance..........................       (35,297)
                                                                  ---------
     Deferred tax assets.....................................     $  34,151

     Deferred tax liabilities:
          Book over tax basis of depreciable assets..........     $  34,151
                                                                  ---------
     Deferred tax liabilities................................     $  34,151
                                                                  ---------
     Net deferred tax liabilities............................     $       -
                                                                  =========

(5)  Loss Per Share

     The Company calculates loss per share in accordance with Statement of Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Since the Company is reporting a net loss for the period, the inclusion of outstanding stock options would cause its loss per share to decrease and therefore, in accordance with SFAS 128, these options are not included in the computation of diluted loss per share.

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The following table summarizes the Company's calculation of basic and diluted loss per share for the three and nine months ended September 30, 2000 and 1999:

                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------        -------------------------------
                                             2000               1999                 2000               1999
                                         ------------       ------------         ------------        -----------
                                                         (in thousands, except per share amounts)
     Net loss.......................     $    (22,965)      $    (14,373)        $    (95,899)       $   (38,017)
     Basic and diluted loss
          per share.................     $      (0.26)      $      (1.82)        $      (1.17)       $     (4.82)
     Weighted average common
          shares outstanding........           89,936              7,895               81,741              7,895

     Except for the three months ended September 30, 2000, the weighted average shares outstanding was computed based on the shares of MCC common stock outstanding, if any, and the conversion ratio used to exchange the Mediacom LLC membership units for shares of MCC common stock upon MCC's initial public offering.

(6)  Debt

     As of September 30, 2000 and December 31, 1999, debt consisted of:

                                           September 30,       December 31,
                                               2000                1999
                                           -------------       ------------
                                                (dollars in thousands)
     8 1/2% Senior Notes...............    $    200,000        $    200,000
     7 7/8% Senior Notes...............         125,000             125,000
     Bank Credit Facilities............         561,000             814,000
                                           ------------        ------------
                                           $    886,000        $  1,139,000
                                           ============        ============

     The average interest rate on outstanding debt under the bank credit agreements was 8.1% and 8.2% as of September 30, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

     The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2000, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

     The stated maturities of all debt outstanding as of September 30, 2000 are as follows (dollars in thousands):

     2001................................................      $          -
     2002................................................               750
     2003................................................             2,000
     2004................................................             2,000
     2005................................................             2,000
     Thereafter .........................................           879,250
                                                               ------------
                                                               $    886,000
                                                               ============

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(7)  Stockholders' Equity

     In May 2000, the Company announced that its Board of Directors had authorized a repurchase program (the "Repurchase Program") pursuant to which the Company may purchase up to $50.0 million of its Class A common stock, in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During the second quarter of 2000, in connection with the Repurchase Program, the Company repurchased 80,000 shares of its Class A common stock for an aggregate cost of approximately $658,000 at share prices ranging from $8.00 to $10.75 per share. The repurchased stock was retired and resulted in a reduction of stockholders' equity.

     As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Employee Stock Purchase Plan ("ESPP"). Under this plan, all employees were allowed to participate in the purchase of the Company's Class A Common Stock at a 15% discount on the date of the allocation, as defined. On July 31, 2000, approximately 24,000 shares were allocated to the participants of the ESPP. Compensation was not recorded on the distribution of these shares in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

(8)  SoftNet

     As of September 30, 2000 and December 31, 1999, deferred revenue resulting from the Company's receipt of SoftNet Systems, Inc. shares of common stock amounted to approximately $29.5 million and $8.4 million, respectively, net of amortization taken. For the three and nine months ended September 30, 2000, the Company recognized revenue of approximately $737,000 and $1.7 million, respectively. The Company did not recognize any deferred revenue for the three or nine month period ended September 30, 1999. The Company carries this available-for-sale security at a market value of $9.8 million with a share price of $5.97, as of September 30, 2000. The difference between this fair value and the Company's original basis of $31.3 million for SoftNet's common stock is recorded as unrealized loss in accumulated comprehensive loss. If the Company determines that this decline in fair value is other than temporary, the decrease in the original basis of the Company's SoftNet shares will be recorded as a realized loss in other expenses in the consolidated statements of operations.

(9)  Initial Public Offering

     On February 9, 2000, MCC completed an initial public offering ("IPO") of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $3.0 million, were $354.2 million. Immediately prior to the completion of the IPO, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom LLC. On February 9, 2000, Mediacom LLC's Fourth Amended and Restated Operating Agreement (the "1999 Operating Agreement") was amended to reflect MCC as the sole member and manager of Mediacom LLC.

     Immediately prior to the IPO, additional membership interests were issued to all members of Mediacom LLC in accordance with a formula set forth in the 1999 Operating Agreement, which was based upon a valuation of Mediacom LLC established at the time of the IPO (the "IPO Valuation"). A provision in the 1999 Operating Agreement eliminated a certain portion of the special allocation of membership interests awarded to certain Mediacom LLC members (the "Primary Members") based upon a valuation of Mediacom LLC. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom LLC's management agreements with Mediacom Management effective November 19, 1999, the Primary Members were issued new membership interests in Mediacom LLC immediately prior to the IPO representing 16.5% of the equity in Mediacom LLC. These newly issued membership interests were exchanged for shares of MCC Class B common stock immediately prior to the completion of the IPO.

     In addition, immediately prior to the completion of the IPO, the Primary Members received options to purchase 7,200,000 shares of Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom LLC. These options have a term of five years and are exercisable in August 2000, at a price equal to the initial public offering price of $19.00. With the exception of such options held by the MCC's Chairman and Chief Executive Officer to purchase approximately 6,900,000 shares of common stock, such options: (i) vest over five years which vesting period is deemed to have commenced for these

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Primary Members on various dates prior to the IPO; and (ii) are subject to forfeiture penalties to MCC's Chairman and Chief Executive Officer during the three year period between the date the options become vested and the date the Primary Member terminates employment with the Company.

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

(10)  Stock Options

     As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan for officers, directors and key employees. Options granted under this plan have a ten-year duration and vest at various times over a five-year period. Our Board of Directors authorized 9,000,000 shares of common stock to be granted as options under this plan. A maximum of 7,000,000 of these shares of common stock may be granted as incentive stock options. As of September 30, 2000, options for 2,926,000 shares (the "Employee Options") had been granted under the 1999 Stock Option Plan, consisting of 1,977,108 shares of Class A common stock and 948,892 shares of Class B common stock. As of September 30, 2000, as noted above, additional options for 7,200,000 shares of Class B common stock with a five-year duration had been issued to the Primary Members. See Note 9.

     The following table summarizes information concerning stock option activity as of September 30, 2000:

                                                        Shares         Price
                                                      ------------   -----------
     Outstanding at January 1, 2000.................            -            -
     Granted........................................   10,126,000     $   19.00
     Exercised......................................            -            -
     Forfeited......................................     (264,790)    $   19.00
                                                       ----------     ---------
     Outstanding at end of period...................    9,861,210     $   19.00
                                                       ==========     =========
     Options exercisable at end of period...........    8,187,041     $   19.00
     Weighted average fair value of options granted
       during period................................                  $    8.13

     Excluded from the weighted average fair value of options granted during the period are the additional options issued to the Primary Members since these options, as noted in Note 9, were issued in exchange for consideration representing their fair value.

     The weighted average remaining contractual life of the outstanding options is 5.7 years.

     MCC applied APB 25 in accounting for stock options granted to key employees and directors. Accordingly, no compensation cost has been recognized for any option grants in the accompanying statements of operations since the price of the options was at their fair market value at the date of grant. FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information

             MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

regarding net loss and loss per share. The fair value of all of the Employee Options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free interest rate of 6.7%;
(ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 29%. Had compensation costs been recorded for the Employee Options under SFAS 123, MCC's net loss and basic and diluted loss per share would have been increased from the "as reported" amounts to the "pro forma" amounts as follows:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  2000               1999
                                              -----------        ------------
                                                 (in thousands, except per
                                                       share amounts)
     Net loss:
          As reported.......................  $   (95,899)       $   (38,017)
          Pro forma.........................  $  (103,622)       $   (38,017)
     Basic and diluted loss per share:

          As reported.......................  $     (1.17)       $     (4.82)
          Pro forma.........................  $     (1.27)       $     (4.82)


     Excluded from the above pro forma calculation are the additional options issued to the Primary Members since these options, as noted in Note 9, were issued in exchange for consideration representing their fair value.

(11)  Subsequent Events

     On October 12, 2000, the Company acquired the stock and assets of cable television systems owned by Illinet Communications of Central Illinois, LLC ("Illinet") for a purchase price of approximately $15.6 million. The Illinet systems serve approximately 8,000 basic subscribers primarily in Illinois.

     On October 19, 2000, SoftNet Systems, Inc. announced that it is restructuring its wholly-owned ISP Channel subsidiary. ISP Channel is Mediacom's turnkey provider of high-speed Internet access. In connection with these developments, the Chairman and Chief Executive Officer of MCC resigned from the SoftNet board of directors effective October 27, 2000.

     On October 31, 2000, the Company acquired the assets of cable television systems owned by Satellite Cable Services, Inc. ("Satellite") for a purchase price of approximately $27.5 million. The Satellite systems serve approximately 12,000 basic subscribers primarily in South Dakota.

     On November 3, 2000, the Company signed a definitive agreement to acquire cable television systems serving approximately 14,000 basic subscribers for a purchase price of approximately $34.0 million. The completion of this acquisition is subject to a number of closing conditions, including regulatory approvals and other third party consents and no assurance can be given that such acquisition will be completed. The Company expects to complete this pending acquisition by year-end 2000.

     On November 3, 2000, the Company resolved litigation brought against it by Grey Advertising, Inc. ("Grey") in January 2000. MCC and Grey entered into a final settlement agreement that involves no monetary payments by either party and that permits MCC and its subsidiaries to continue to use the name "Mediacom" in accordance with the terms of their confidential agreement.

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

     The Company commenced operations in March 1996 with the acquisition of its first cable television system. As of September 30, 2000, the Company had completed 17 acquisitions of cable television systems that on such date passed approximately 1,120,000 homes and served approximately 743,000 basic subscribers. In October 1999, the Company purchased the outstanding stock of Zylstra Communications Corporation ("Zylstra") serving 14,000 basic subscribers. In November 1999, the Company acquired cable television systems from Triax Midwest Associates, L.P. ("Triax"), serving 344,000 basic subscribers. During the second and third quarters of 2000, the Company completed six acquisitions serving a total of 19,000 basic subscribers in locations within the Company's regional operating clusters (the "2000 Acquisitions," and together with Triax and Zylstra systems the "Acquired Systems"). All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

     On October 19, 2000, SoftNet Systems, Inc. announced that it is restructuring its wholly-owned ISP Channel subsidiary. ISP Channel is Mediacom's turnkey provider of high-speed Internet access. The Company has not yet determined the full effects of SoftNet's announcement and is having continuing discussions with SoftNet regarding its plans for the ISP Channel. Mediacom is also taking the necessary steps to ensure that the impact of this restructuring on its high-speed Internet business will be minimal. These steps include discussions with other providers of high-speed Internet services as well as plans to bring those activities currently performed by ISP Channel under

Mediacom's control. In connection with these developments, the Chairman and Chief Executive Officer of MCC resigned from the SoftNet board of directors effective October 27, 2000.

Actual Results of Operations

     The following historical information includes the results of operations of the Acquired Systems, only for that portion of the respective period that such cable television systems were owned by the Company. See Note 3 to the Company's consolidated financial statements for a detailed description of the Acquired Systems.

   Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Revenues increased 116.3% to approximately $84.5 million for the three months ended September 30, 2000 as compared to $39.1 million for the three months ended September 30, 1999. Of the revenue increase of $45.4 million, $41.0 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.3% primarily due to basic rate increases associated with new programming introductions and to revenues associated with our recently launched digital cable and high-speed Internet access services.

     Service costs. Service costs increased 133.5% to approximately $28.9 million for the three months ended September 30, 2000 as compared to approximately $12.4 million for the three months ended September 30, 1999. The Acquired Systems accounted for approximately $14.3 million of the total increase. Excluding the Acquired Systems, these costs increased 17.8% primarily as a result of higher programming expenses, including the cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.3% for the three months ended September 30, 2000, as compared with 31.7% for the three months ended September 30, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 89.9% to approximately $13.9 million for the three months ended September 30, 2000 as compared to approximately $7.3 million for the three months ended September 30, 1999. The Acquired Systems accounted for approximately $6.4 million of the total increase. Excluding the Acquired Systems, these costs increased 2.9%. As a percentage of revenues, selling, general and administrative expenses were 16.4% for the three months ended September 30, 2000, as compared with 18.7% for the three months ended September 30, 1999.

     Corporate expenses. Corporate expenses were unchanged at approximately $1.6 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. As a percentage of revenues, corporate expenses were 1.9% for the three months ended September 30, 2000 as compared with 4.0% for the three months ended September 30, 1999. During the three months ended September 30, 1999, Mediacom Management Corporation ("Mediacom Management") was paid certain amounts by the Company pursuant to management agreements between Mediacom Management and the Company's operating agreements. Such management agreements were terminated on the date of the Company's initial public offering in February 2000. At that time, Mediacom Management's employees became the Company's employees and its other overhead expenses became the Company's corporate expenses. The Company reported its corporate expenses as management fees incurred before the initial public offering and as actual amounts incurred from the date of its initial public offering. See Note 9 of the Company's consolidated financial statements.

     Depreciation and amortization. Depreciation and amortization increased 82.4% to approximately $45.1 million for the three months ended September 30, 2000 as compared to approximately $24.7 million in the three months ended September 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

     Non-cash stock charges. Non-cash stock charges were approximately $609,000 for the three months ended September 30, 2000, resulting from the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 9 of the Company's consolidated financial statements.

     Interest expense, net. Interest expense, net, increased 134.7% to approximately $16.9 million for the three months ended September 30, 2000 as compared to approximately $7.2 million for the three months ended September 30, 1999. This increase was substantially due to higher average debt outstanding during the three months ended September 30, 2000, principally as a result of debt incurred in connection with the Acquired Systems.

     Other expenses. Other expenses were approximately $353,000 for the three months ended September 30, 2000 as compared to approximately $245,000 of other income for the three months ended September 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

     Provision for income taxes. Provision for income taxes was approximately $83,000 for the three months ended September 30, 2000. This benefit reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Net loss. Due to the factors described above, the Company generated a net loss of approximately $23.0 million for the three months ended September 30, 2000 as compared to a net loss of approximately $14.4 million for the three months ended September 30, 1999.

     EBITDA. EBITDA increased 125.2% to approximately $40.0 million for the three months ended September 30, 2000 as compared to approximately $17.8 million for the three months ended September 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.4% for the three months ended September 30, 2000, compared to 45.5% for the three months ended September 30, 1999.

   Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. Revenues increased 115.9% to approximately $244.5 million for the nine months ended September 30, 2000 as compared to $113.2 million for the nine months ended September 30, 1999. Of the revenue increase of $131.3 million, $118.2 was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased 11.5% primarily due to basic rate increases associated with new programming introductions and to revenues associated with our recently launched digital cable and high-speed Internet access services.

     Service costs. Service costs increased 129.2% to approximately $83.8 million for the nine months ended September 30, 2000 as compared to approximately $36.6 million for the nine months ended September 30, 1999. The Acquired Systems accounted for approximately $41.9 million of the total increase. Excluding the Acquired Systems, these costs increased 14.5% primarily as a result of higher programming expenses, including the cost of additional channel offerings to the Company's basic subscribers. As a percentage of revenues, service costs were 34.3% for the nine months ended September 30, 2000, as compared with 32.3% for the nine months ended September 30, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 88.7% to approximately $41.2 million for the nine months ended September 30, 2000 as compared to approximately $21.8 million for the nine months ended September 30, 1999. The Acquired Systems accounted for approximately $18.6 million of the total increase. Excluding the Acquired Systems, these costs increased 3.4%. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the nine months ended September 30, 2000, as compared with 19.3% for the nine months ended September 30, 1999.

     Corporate expenses. Corporate expenses decreased 12.1% to approximately $4.5 million for the nine months ended September 30, 2000 as compared to approximately $5.2 million for the nine months ended September 30, 1999. As a percentage of revenues, corporate expenses were 1.9% for the nine months ended September 30, 2000 as compared with 4.5% for the nine months ended September 30, 1999. The decrease in corporate expenses was primarily due to higher amounts charged by Mediacom Management during the nine months ended September 30, 1999 under management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Company's initial public offering in February 2000. At that time, Mediacom Management's employees became the Company's employees and its other overhead expenses became the Company's corporate expenses. The Company reported its corporate expenses as management fees incurred before the initial public offering and as actual amounts incurred from the date of its initial public offering.

     Depreciation and amortization. Depreciation and amortization increased 95.4% to approximately $129.3 million for the nine months ended September 30, 2000 as compared to approximately $66.2 million in the nine months ended September 30, 1999. This increase was due to the Acquired Systems and additional capital expenditures associated with the upgrade of the Company's systems.

     Non-cash stock charges. Non-cash stock charges were approximately $27.6 million for the nine months ended September 30, 2000. These non-cash charges comprise a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management on the date of the Company's initial public offering and a $3.1 million charge related to the grant of equity interests in the fourth quarter of 1999 to certain members of the Company's management team. See Note 9 of the Company's consolidated financial statements.

     Interest expense, net. Interest expense, net, increased 150.0% to approximately $51.4 million for the nine months ended September 30, 2000 as compared to approximately $20.6 million for the nine months ended September 30, 1999. This increase was substantially due to higher average debt outstanding during the nine months ended September 30, 2000 as a result of debt incurred in connection with the Acquired Systems.

     Other expenses. Other expenses increased 25.1% to approximately $1.2 million for the nine months ended September 30, 2000 as compared to approximately $979,000 for the nine months ended September 30, 1999. This change was principally due to an increase in fees associated with the Company's credit arrangements.

     Provision for income taxes. Provision for income taxes was approximately $1.4 million for the nine months ended September 30, 2000. This provision primarily reflects a one-time, non-cash charge recognized upon the exchange of membership interests in Mediacom LLC for shares of MCC common stock.

     Net loss. Due to the factors described above, the Company generated a net loss of approximately $95.9 million for the nine months ended September 30, 2000 as compared to a net loss of approximately $38.0 million for the nine months ended September 30, 1999.

     EBITDA. EBITDA increased 131.4% to approximately $115.0 million for the nine months ended September 30, 2000 as compared to approximately $49.7 million for the nine months ended September 30, 1999. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.0% for the nine months ended September 30, 2000, compared to 43.9% for the nine months ended September 30, 1999.

Selected Pro Forma Results

     The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The financial information below for the nine months ended September 30, 2000 and 1999, presents selected unaudited pro forma operating results assuming the purchase of the Acquired Systems had been consummated on January 1, 1999. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 1999. See Note 3 to the Company's consolidated financial statements for a detailed description of the Company's acquisitions in 2000 and 1999.


                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                      2000               1999
                                                                                ---------------     -------------
                                                                                (dollars in thousands, except per
                                                                                        subscriber data)
Revenues..................................................................       $   247,423         $   226,423
Costs and expenses:
   Service costs..........................................................            85,040              75,770
   SG&A expenses..........................................................            41,754              40,720
   Corporate expenses.....................................................             4,529               8,933
   Depreciation and amortization..........................................           130,832             124,017
   Non-cash stock charges.................................................            27,596                   -
                                                                                ------------        ------------
Operating loss............................................................       $   (42,328)        $   (23,017)
                                                                                ============        ============
Other Data:
EBITDA....................................................................           116,100             101,000
EBITDA margin (1).........................................................              46.9%               44.6%
Basic subscribers (2).....................................................           743,000             734,000
Average monthly revenue per basic subscriber (3)..........................       $     38.08         $     35.26

___________________________________________
/(1)/  Represents EBITDA as a percentage of revenues.
/(2)/  At end of the period.
/(3)/ Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

Selected Pro Forma Results for Nine Months Ended September 30, 2000 Compared to Selected Pro Forma Results for Nine Months Ended September 30, 1999

     Revenues increased 9.3% to approximately $247.4 million for the nine months ended September 30, 2000, as compared to approximately $226.4 million for the nine months ended September 30, 1999. This increase was attributable principally to internal subscriber growth of 1.2%, basic rate increases associated with new programming introductions and to revenues associated with our recently launched digital cable and high-speed Internet access services.

     Service costs and selling, general and administrative expenses in the aggregate increased 8.8% to approximately $126.8 million for the nine months ended September 30, 2000 from approximately $116.5 million for the nine months ended September 30, 1999, principally due to higher programming costs incurred by the Company for the systems acquired in 1999.

     Corporate expenses decreased 49.3% to approximately $4.5 million for the nine months ended September 30, 2000 from approximately $8.9 million for the nine months ended September 30, 1999. As a percentage of revenues, corporate expenses were 1.8% for the nine months ended September 30, 2000 as compared with 3.9% for the nine months ended September 30, 1999. The decrease in corporate expenses was primarily due to a reduction in amounts charged by Mediacom Management, resulting from amendments to management agreements between Mediacom Management and the Company's operating subsidiaries. Such management agreements were terminated on the date of the Company's initial public offering in February 2000. The Company reported its corporate expenses as management fees incurred before the initial public offering and as actual amounts incurred from the date of its initial public offering.

     Depreciation and amortization increased 5.5% to approximately $130.8 million for the nine months ended September 30, 2000 from approximately $124.0 million for the nine months ended September 30, 1999. This increase was principally due to capital expenditures associated with the upgrade of the Company's systems. Non-cash stock charges were as reported above.

     As a result of the above factors, the Company generated an operating loss of approximately $42.3 million for the nine months ended September 30, 2000, compared to approximately $23.0 million for the nine months ended September 30, 1999.

     EBITDA increased by 15.0% to approximately $116.1 million for the nine months ended September 30, 2000 from approximately $101.0 million for the nine months ended September 30, 1999. The EBITDA margin improved to 46.9% for the nine months ended September 30, 2000 from 44.6% for the nine months ended September 30, 1999.

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

     From the commencement of its operations in March 1996 through December 1999, the Company invested approximately $1.2 billion, before closing costs and adjustments, to acquire cable television systems serving 724,000 basic subscribers as of September 30, 2000.

     In 2000, the Company has completed or anticipates completing the undernoted acquisitions of cable systems serving 53,000 basic subscribers for an aggregate purchase price of $109.0 million.

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

     . On August 31, 2000, the Company acquired the assets of cable television systems owned by Dowden Midwest Cable Partners, L.P. ("Dowden") for a purchase price of approximately $1.2 million. The Dowden systems serve approximately 1,000 basic subscribers primarily in Illinois.

     . On October 12, 2000, the Company acquired the stock and assets of cable television systems owned by Illinet Communications of Central Illinois, LLC ("Illinet") for a purchase price of approximately $15.6 million. The Illinet systems serve approximately 8,000 basic subscribers primarily in Illinois.

     . On October 31, 2000, the Company acquired the assets of cable television systems owned by Satellite Cable Services, Inc. ("Satellite") for a purchase price of approximately $27.5 million. The Satellite systems serve approximately 12,000 basic subscribers primarily in South Dakota.

     . On November 3, 2000, the Company signed a definitive agreement to acquire cable television systems serving approximately 14,000 basic subscribers for a purchase price of approximately $34.0 million.

     Substantially all of the basic subscribers served by the completed and pending acquisitions are within the Company's regional operating clusters. The pending acquisition is subject to a number of closing conditions, including regulatory approvals and other third party consents and no assurance can be given that this acquisition will be consummated. The Company expects to complete this pending acquisition by year-end 2000.

     For the nine months ended September 30, 2000, the Company's capital expenditures were $134.1 million. The Company expects to spend approximately $180.0 million in capital expenditures in 2000, including capital expenditures associated with acquisitions completed in 2000. As a result of its capital investment plans, excluding the acquisitions made in 2000, the Company anticipates that by December 2000, 77% of its cable network will be upgraded to 550MHz - 750MHz bandwidth capacity compared to 57% as of December 1999 and that 50% of its homes passed will be activated with two-way communications capability compared to 11% as of December 1999.

     On February 9, 2000, the Company completed an initial public offering of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts of approximately $22.8 million and estimated expenses related to the offering of approximately $3.0 million, were $354.2 million and were used to repay bank indebtedness.

     To finance the Company's acquisitions, working capital requirements and capital expenditures and to provide liquidity for future capital needs, the Company had the following debt financing arrangements in place as of September 30, 2000:

     .    $200.0 million offering of 8 1/2% senior notes due April 2008;

     .    $125.0 million offering of 7 7/8% senior notes due February 2011;

     .    $550.0 million subsidiary credit facility expiring in September 2008;
          and

     .    $550.0 million subsidiary credit facility expiring in December 2008.

     The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of September 30, 2000, the Company was in compliance with all of the financial and other covenants provided for in its subsidiary credit agreements.

     As of September 30, 2000, the Company entered into interest rate swap agreements, which expire from 2002 through 2003, to hedge $140.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, approximately 53% of the Company's outstanding debt was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of September 30, 2000, the Company's weighted average cost of indebtedness was approximately 8.2%.

     Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended September 30, 2000, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 5.5x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) was 2.4x. As of September 30, 2000, the Company had approximately $537.6 million of unused credit commitments under its subsidiary credit facilities.

     In May 2000, the Company announced that its Board of Directors had authorized a repurchase program (the "Repurchase Program") pursuant to which the Company may purchase up to $50.0 million of its Class A common stock, in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During the second quarter of 2000, in connection with the Repurchase Program, the Company repurchased 80,000 shares of its Class A common stock for the aggregate cost of approximately $658,000 at share prices ranging from $8.00 to $10.75 per share. The repurchased stock was retired and resulted in a reduction of stockholders' equity.

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

Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 137 and SFAS No. 138 which deferred the effective date for implementation of SFAS No. 133 and which addressed a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, respectively. The Company is continuing to evaluate the impact the adoption of SFAS No. 133, as amended, will have on its financial position and results of operations.

     On March 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect SAB 101 to have a material impact on its results of operations and consolidated financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2000, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $140.0 million is fixed at a weighted average swap rate of approximately 6.8%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreement. Under the terms of the Swaps, which expire from 2002 through 2003, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have received approximately $396,000 if it terminated the Swaps, inclusive of accrued interest, at September 30, 2000. The table below provides information for the Company's long term debt. See Note 6 to the Company's consolidated financial statements.




                                                  Expected Maturity
                        --------------------------------------------------------------------
                                          (All dollar amounts in thousands)
                         2001       2002        2003        2004        2005      Thereafter       Total      Fair Value
                        ------     ------      ------      ------      ------    ------------     -------    ------------
Fixed rate                $   -      $    -     $      -    $      -    $     -     200,000       200,000      191,000

Weighted average
  interest rate             8.5%        8.5%         8.5%        8.5%        8.5%       8.5%          8.5%

Fixed rate                $   -      $    -     $      -    $      -    $      -    125,000       125,000      109,000

Weighted average
  interest rate             7.9%        7.9%         7.9%        7.9%        7.9%       7.9%          7.9%

Variable rate             $   -      $  750     $  2,000    $  2,000    $  2,000  $ 554,250     $ 561,000    $ 561,000

Weighted average
  interest rate             8.1%        8.1%         8.1%        8.1%        8.1%       8.1%          8.1%

                                     PART II
                                     -------

ITEM 1.       LEGAL PROCEEDINGS


     On November 3, 2000, the Company resolved litigation brought against it by Grey Advertising, Inc. ("Grey") in January 2000. MCC and Grey entered into a final settlement agreement that involves no monetary payments by either party and that permits MCC and its subsidiaries to continue to use the name "Mediacom" in accordance with the terms of their confidential agreement.

ITEM 6.

(a)      Exhibits

         Exhibit
         Number        Exhibit Descriptions
         ------        --------------------
         27.1          Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDIACOM COMMUNICATIONS CORPORATION

November 14, 2000               BY:   /S/ MARK E. STEPHAN
                                    -----------------------------------
                                     Mark E. Stephan
                                     Senior Vice President,
                                     Chief Financial Officer,
                                     Treasurer and Principal Financial
                                     Officer