Form 10-K405
period 2000-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2001-03-30
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

                                 (845) 695-2600
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

      As of March 22, 2001, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $617.9 million.

      As of March 22, 2001, there were outstanding 60,601,001 shares of Class A common stock and 29,342,990 shares of Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III - Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                       MEDIACOM COMMUNICATIONS CORPORATION
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

Item 1.  Business............................................................. 4
Item 2.  Properties...........................................................27
Item 3.  Legal Proceedings....................................................27
Item 4.  Submission of Matters to a Vote of Security Holders..................28
Item 4A. Executive Officers of the Registrant.................................28

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................30
Item 6.  Selected Financial Data..............................................31
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........48
Item 8.  Financial Statements and Supplementary Data..........................49
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................72

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................73
Item 11. Executive Compensation...............................................73
Item 12. Security Ownership of Certain Beneficial Owners and Management.......73
Item 13. Certain Relationships and Related Transactions.......................73

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......74

      References in this Annual Report to "we," "us," or "our" are to Mediacom Communications Corporation and its direct and indirect subsidiaries since its initial public offering and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

      You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended December 31, 2000 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1. BUSINESS

Introduction

      We are currently the ninth largest cable television company in the United States. We provide our customers with a wide array of broadband services, including traditional video services, digital television and high-speed Internet access. As of December 31, 2000, our cable systems passed approximately 1.2 million homes and served approximately 779,000 basic subscribers in 22 states. We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, to acquire and operate cable television systems serving principally non-metropolitan markets of the United States.

      In February 2001, we entered into agreements to acquire approximately 840,000 basic subscribers from AT&T Broadband, LLC for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. Upon completion of these pending transactions, we will become the eighth largest cable television company in the United States, with cable systems passing approximately 2.6 million homes and serving approximately 1.6 million basic subscribers in 23 states. These pending acquisitions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

      Since commencement of our operations in March 1996, we have experienced significant growth by deploying a disciplined strategy of acquiring underperforming cable systems primarily in markets with favorable demographic profiles. Through December 1998, we completed nine acquisitions of cable systems that served approximately 362,200 basic subscribers as of December 31, 2000, for an aggregate purchase price of $432.4 million. In 1999, we completed two acquisitions of cable systems that served approximately 363,800 basic subscribers as of December 31, 2000, for an aggregate purchase price of $759.6 million. In 2000, we completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers as of December 31, 2000, for an aggregate purchase price of $109.2 million.

      We also have generated strong internal growth and improved the operating and financial performance of our cable systems. These results have been achieved primarily through the introduction of an expanded array of core cable television products and services made possible by the rapid upgrade of our cable network. Assuming all our cable systems were purchased on January 1, 1999, revenues increased by 9.5%, EBITDA increased by 14.8% and the EBITDA margin improved from 44.7% to 46.9% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Applying the same assumptions, our internal subscriber growth was 1.1% for the 12 month period ended December 31, 2000. During these periods, we also experienced significant increases in operating losses and net losses. For purposes of this Annual Report, EBITDA is operating income (loss) before depreciation and amortization and non-cash stock charges.

      We believe that advancements in digital technologies, together with the explosive growth of the Internet, have positioned the cable television industry's high-speed, interactive broadband network as the primary platform for the delivery of video, voice and data services to homes and businesses. To capitalize on these opportunities, we are rapidly upgrading our cable network to allow for the widespread launch of advanced broadband products and services to our customers. Including the cable systems we acquired in 2000, approximately 74% of our cable network was upgraded with 550MHz to 750MHz bandwidth capacity and 47% of our homes passed were activated with two-way communications capability as of December 31, 2000. Our upgrade program already has enabled us to offer these advanced broadband products and services to a significant number of our customers. As of December 31, 2000, our digital cable service was available to 400,000 basic subscribers, and our high-speed Internet access, or cable modem service, was launched in cable systems with 486,000 homes passed.

      Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. The information on our website is not part of this Annual Report.

General Business Developments

      2000 Events

      In February 2000, we completed an initial public offering of our Class A common stock for total net proceeds of approximately $354.1 million. Immediately prior to the completion of our initial public offering, we issued shares of our Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company. Mediacom LLC commenced operations in 1996 and serves as the holding company for our operating subsidiaries.

      In 2000, we completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers as of December 31, 2000, for an aggregate purchase price of $109.2 million. These cable systems serve communities in Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota, which are located within our regional operating clusters.

      In December 2000, we signed a binding commitment letter with At Home Network Solutions, Inc., a partially-owned subsidiary of At Home Corporation, for a new cable affiliate relationship. This new affiliation enables us to offer the Excite@Home high-speed broadband Internet service to our customers and replaces our previous third-party provider, ISP Channel, Inc., a wholly-owned subsidiary of SoftNet Systems, Inc. We are currently transitioning our customers to the Excite@Home service and completing the documentation of our definitive agreement with At Home Solutions.

      2001 Events

      On January 24, 2001, our wholly-owned subsidiaries, Mediacom LLC and Mediacom Capital Corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our subsidiary credit facilities and related accrued interest. The balance of the net proceeds is being used for general corporate purposes.

      On February 7, 2001, we filed a registration statement with the SEC under which we may sell any combination of common and preferred stock, debt securities, warrants and subscription rights for a maximum aggregate amount of $1.0 billion. The SEC declared this registration statement effective on February 13, 2001.

      On February 26, 2001, we entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. Among the AT&T systems' largest clusters are communities such as: Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa; and Columbia, Jefferson City and Springfield, Missouri. We expect to fund these acquisitions through a combination of new debt and equity financings and borrowings under our existing subsidiary credit facilities. These pending transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

      Unless otherwise stated in this Annual Report, the operating and financial data contained herein do not include the effect of the pending AT&T transactions.

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

      Develop Efficient Operating Clusters

      Our systems currently are managed through six regional operating clusters by local management teams that oversee system activities and operate autonomously within financial and operating guidelines established by our corporate office. To enhance these clusters, our acquisition strategy focuses, in part, on acquiring or trading for systems in close proximity to our own systems. By further concentrating the geographic clustering of our cable systems, we expect additional operating efficiencies through the consolidation of many managerial, customer service, marketing, administrative and technical functions.

      The clustering of systems also enables us to consolidate headend facilities, resulting in lower fixed capital costs on a per home basis as we introduce new and enhanced products and services because of the larger number of customers served by a single headend facility. This headend consolidation also improves our ability to sell advertising on our cable systems. As a result of our clustering and upgrade program, by December 2002 we plan to eliminate 309 headend facilities so that all of our customers will be served by 100 headend facilities and 92% of our customers will be served by 40 headend facilities.

      Rapidly Upgrade Our Cable Network

      We are rapidly upgrading our cable network to provide new broadband products and services, improve our competitive position and increase overall customer satisfaction. By December 2002, we anticipate that 95% of our basic subscribers will be served by cable systems with 550MHz to 870MHz bandwidth capacity and two-way communications capability. As part of our upgrade program, we plan to deploy over 10,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. Our upgrade plans will allow us to:

      o offer digital cable television, high-speed Internet access and interactive video services;

      o increase channel capacity to a minimum of 82 channels, and significantly more with digital video technology;

      o activate the two-way communications capability of our systems, which will give our customers the ability to send and receive signals over our cable network;

      o eliminate 309 headend facilities, lowering our fixed capital costs on a per home basis as we introduce new products and services; and

      o utilize our regional fiber optic networks to offer advanced telecommunications services.

      Introduce New and Enhanced Products and Services

      We have acquired cable systems that we believe generally underserved their customers prior to our ownership. We believe that significant opportunities exist to increase our revenues by expanding the array of products and services we offer. We have used and will continue to use the expanded channel capacity of our upgraded systems to introduce several new basic programming services, additional premium services and numerous pay-per-view channels.

      Utilizing digital video technology, we are offering multiple packages of premium services, several pay-per-view channels on a near video-on-demand basis, digital music services and interactive program guides. As of December 31, 2000, our digital cable service was available to 400,000 basic subscribers. We also offer high-speed Internet access at speeds up to 100 times faster than a conventional telephone modem. As of December 31, 2000, we launched cable modem service in cable systems with 486,000 homes passed. In addition, we are currently exploring opportunities in interactive video and telecommunications services.

      Maximize Customer Satisfaction to Build Customer Loyalty

      As a result of our strong regional and local management presence, we are responsive to customer needs and preferences and better positioned to strengthen relations with the local government authorities and the communities we serve. We seek a high level of customer satisfaction by providing superior customer service and attractively priced product and service offerings. We believe our investments in the cable network are increasing customer satisfaction as a result of a wide array of new product and service introductions, greater technical reliability and improved quality of service. We have implemented stringent internal customer service standards, which we believe meet or exceed those established by the National Cable Television Association. We have regional calling centers servicing 84% of our customers that are staffed with dedicated personnel who provide service 24 hours a day, seven days a week. We believe that our focus on customer service has enhanced our reputation in the communities we serve, which has increased customer loyalty and the potential demand for our new and enhanced products and services.

      Acquire Underperforming Cable Systems Principally in Non-Metropolitan Markets

      Our disciplined acquisition strategy targets underperforming cable systems serving primarily non-metropolitan markets. These systems are typically within the top 50 to 100 television markets and small and medium-sized communities where customers generally require cable to clearly receive a full complement of off-air television signals. We believe that there are advantages in acquiring and operating cable systems in non-metropolitan markets, including:

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

      In addition, we seek to acquire or trade for cable systems in close proximity to our existing operations because it is more cost effective to provide cable television and advanced telecommunications services over an expanded subscriber base within a concentrated geographic area. We have been able to purchase fill-in acquisitions at favorable prices in geographic regions where we are the dominant provider of cable television services. In 2000, we completed nine acquisitions of cable systems serving approximately 53,000 basic subscribers as of December 31, 2000 for an aggregate purchase price of $109.2 million. These cable systems serve communities in Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota, which are located within our regional operating clusters.

      Implement a Flexible Financing Structure

      To support our business strategy and enhance our financial flexibility, we have developed a financing strategy utilizing a blend of equity and debt capital to complement our acquisition and operating activities. We have diversified our sources of debt capital by raising long-term debt at Mediacom LLC while utilizing our operating subsidiaries to access debt, principally in the commercial bank market, through separate borrowing groups.

      We believe our financing strategy is beneficial because it broadens our access to various equity and debt markets, enhances our flexibility in managing our capital structure, reduces the overall cost of debt capital and permits us to maintain a substantial liquidity position in the form of unused and available subsidiary credit facilities. As of December 31, 2000, the unused credit commitments under our subsidiary credit facilities were approximately $436.6 million and our overall cost of debt capital was 8.2%.

Products and Services

      We provide our customers with the ability to tailor their product selection from a full array of core cable television services. In addition, we offer our customers advanced broadband products and services such as digital cable television and high-speed Internet access. These products and services have been introduced to a significant portion of our customer base. In 2001, we plan to further introduce digital cable and high-speed Internet access across our cable systems and to aggressively market these services to our customer base. We also are exploring opportunities in interactive programming and telecommunications services.

      Core Cable Television Services

      We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings include the following in most of our cable systems:

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

      Digital Cable Services

      Digital video technology offers significant advantages. Most importantly, this technology allows us to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels. The implementation of digital technology has significantly enhanced and expanded the video and other service offerings we provide to our customers.

      We currently offer our customers several digital cable programming packages that include:

      o     up to 42 multichannel premium services;

      o     up to 34 pay-per-view movie and sports channels;

      o     up to 45 channels of digital music; and

      o an interactive on-screen program guide to help them navigate the new digital choices.

      We first introduced digital cable services in our cable systems in June 1999. As of December 31, 2000, our digital service was available to 400,000 basic subscribers and we served 40,000 digital customers. By year-end 2001, we expect our digital cable service to be available to 550,000 basic subscribers and to serve between 90,000 and 100,000 digital customers.

      High-Speed Internet Access

      Our broadband cable network enables data to be transmitted up to 100 times faster than traditional telephone modem technologies. This high-speed capability allows our cable modem customer to receive and transmit large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, the cable modem service eliminates the need for a telephone line, is always activated and does not require the customer to dial into the Internet service provider and await authorization.

      We first introduced two-way, high-speed Internet access service in our cable systems in November 1999. As of December 31, 2000, we launched cable modem service in cable systems with 486,000 homes passed and we served 12,000 cable modem customers. We also provided dial-up telephone Internet access to 3,600 customers. By year-end 2001, we expect to launch cable modem service in cable systems with 800,000 homes passed and to serve between 45,000 and 50,000 data customers.

      In December 2000, we signed a binding commitment letter with At Home Network Solutions, Inc., a partially-owned subsidiary of At Home Corporation, for a new cable affiliate relationship. This new affiliation enables us to offer the Excite@Home high-speed broadband Internet service to our customers under the name Mediacom@Home. Through January 2001, ISP Channel was the third party provider of Internet access to our cable modem customers. As of January 31, 2001, our relationship with ISP Channel was terminated. We are currently transitioning our customers to the Excite@Home service and completing the documentation of our definitive agreement with At Home Solutions.

      Future Services

      Interactive Services. Our upgraded cable network will have the capacity to deliver various interactive television services. Interactive television can be divided among three general service categories: enhanced television; Internet access over the television; and video-on-demand. These new services enable the customer to interact over the television set, generally by using a conventional remote television control or a computer keyboard, to either buy a product or service or request information on a product or service.

      Enhanced television includes such services as ancillary programming information, interactive advertising and impulse sales and purchases. Companies delivering enhanced television services include TV Guide Interactive, Wink Communications, Liberate Technologies and OpenTV. Internet access and e-mail over the television are delivered using a set-top box with the customer using a wireless keyboard. Companies providing Internet access over the television include WebTV and WorldGate Communications. The provision of video-on-demand services requires the use of servers at the headend facility of a cable system to provide hundreds of movies or special events on demand with video cassette recorder functionality, or the ability to fast forward, pause and rewind a program at will. Companies providing video-on-demand services include Concurrent Computer Corporation, DIVA Systems Corporation, Intertainer Inc., N-Cube, Sea Change International and others. We are in discussions with several interactive service providers and expect to initiate trial launches of interactive services in the second half of 2001.

      Telecommunications Services. We are exploring technologies using Internet protocol telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network. Our upgrade plans include the installation of over 10,000 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We are constructing our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities. We are in discussions with several telecommunications service providers and are developing plans for trial launches of such services.

Description of Our Cable Systems

      Overview

      The table below provides an overview of selected operating and technical statistics for our cable systems for the years ended:

                                          1996      1997       1998        1999         2000
                                         ------    ------     ------      ------       ------
Operating Data:
Homes passed(1) ......................   38,749    87,750    520,000    1,071,500    1,173,000
Basic subscribers(2) .................   27,153    64,350    354,000      719,000      779,000
Basic penetration(3) .................     70.1%     73.3%      68.1%        67.1%        66.4%
Premium service units(4) .............   11,691    39,288    407,100      587,000      597,000
Premium penetration(5) ...............     43.1%     61.1%     115.0%        81.6%        76.6%
Average monthly revenues
   per basic subscriber(6) ...........   $34.09    $32.11     $32.88       $35.52       $38.45

Digital Cable:
Digital-ready basic subscribers(7) ...       --        --         --      168,000      400,000
Digital customers ....................       --        --         --        5,300       40,000
Digital penetration(8) ...............       --        --         --          3.2%        10.0%

Data:
Data-ready homes passed(9) ...........       --        --         --      120,000      550,000
Data-ready homes marketed(10) ........       --        --         --      105,500      486,000
   Dial-up customers(11) .............    2,225     2,518      4,729        4,600        3,600
   Cable modem customers .............       --        --         --          500       12,000
                                        -------   -------    -------      -------      -------
Total data customers .................    2,225     2,518      4,729        5,100       15,600
Data penetration(12) .................       --        --         --          4.8%         3.2%

Cable Network Data:
Miles of plant .......................      736     1,697     11,950       22,444       24,500
Density(13) ..........................       53        52         44           48           48
Percentage of basic subscribers at
   550MHz to 750MHz ..................        0%       25%        45%          57%          74%

(1) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.
(2) Represents subscribers of a cable television system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services and who are usually charged a flat monthly rate for a number of channels.
(3) Represents basic subscribers as a percentage of total number of homes passed.
(4) Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.
(5) Represents premium service units as a percentage of the total number of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.
(6) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Includes the revenues from cable systems acquired during the last three months of the period as if such acquisitions were completed at the beginning of the three month period.
(7) A subscriber is digital-ready if the subscriber is in a system where digital cable services have been launched.
(8) Represents digital customers as a percentage of digital-ready basic subscribers.
(9) A home passed is data-ready if it is in a system with two-way communications capability.
(10) Data-ready homes marketed represents data-ready homes passed where cable modem service has been launched.
(11) A customer that accesses the Internet through a conventional modem and telephone line connection.
(12) Represents the number of total data customers as a percentage of total data-ready homes marketed.
(13)  Represents homes passed divided by miles of plant.

      Selected Operating Region Data

      Our systems currently are managed through six operating regions by local management teams that oversee system activities and operate autonomously within financial and operating guidelines established by our corporate office. The following table sets forth the six operating regions, the principal states served by such regions, and their respective homes passed, basic subscribers and basic penetration as of December 31, 2000:

                                                        Homes           Basic          Basic
Region                                States            Passed       Subscribers    Penetration
------                                ------            ------       -----------    -----------
Midwest.................    Illinois, Indiana,           302,500       194,150         64.2%
                            Michigan, Ohio
North Central...........    Iowa, Minnesota, South       283,000       193,400         68.3%
                            Dakota, Wisconsin
Southern................    Alabama, Florida,            214,300       153,200         71.5%
                            Mississippi, Tennessee
Mid-Atlantic............    Delaware, Maryland,          129,000        89,000         69.0%
                            North Carolina, Virginia
Central..................   Kansas, Kentucky,            139,600        87,650         62.8%
                            Missouri, Oklahoma
Western.................    Arizona, California          104,600        61,600         58.9%
                                                       ---------       -------         ----
                                       Total           1,173,000       779,000         66.4%
                                                       =========       =======         ====

Technology Overview

      As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we continue to make significant investments to upgrade our cable network. The current objectives of our upgrade program are to:

      o     increase the bandwidth capacity to 870MHz;

      o     activate two-way communications capability;

      o consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

      o allow us to provide digital cable television, high-speed Internet access, interactive video and other telecommunications services.

      The following table describes the technological state of our cable network as of December 31, 2000 and through December 31, 2002, based on our current upgrade plans:

                                          Percentage of Basic Subscribers
                                       ------------------------------------
                                       Less than      550MHz-       Two-Way
                                        550MHz        870MHz        Capable
                                       ---------      -------       -------
      December 31, 2000..............     26%           74%           47%
      December 31, 2001..............     10%           90%           80%
      December 31, 2002..............      5%           95%           95%


      By December 2002, we expect that 95% of our basic subscribers will be served by cable systems that have been upgraded with 550MHz to 870MHz bandwidth capacity and two-way communications capability. A central feature of our upgrade program is the deployment of high capacity, hybrid fiber-optic coaxial architecture. The hybrid fiber-optic coaxial architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires a more extensive signal amplification in order to obtain the desired levels for delivering channels. In most of our cable systems, we connect fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system's main, high-capacity fiber optic cable that is shared by a number of customers. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. We believe hybrid fiber-optic coaxial architecture provides higher capacity, superior signal quality, greater network reliability, reduced operating costs and more reserve capacity for the addition of future services than traditional coaxial network design.

      Two-way communications capability will permit our customers to send and receive signals over the cable network so that interactive services, such as video-on-demand, will be accessible and high-speed Internet access will not require a separate telephone line. This capability will also position us to offer cable telephony, using either Internet protocol telephony as it becomes commercially feasible, or the traditional switching technologies that are currently available. We believe our plans for two-way communications capability, together with hybrid fiber-optic coaxial architecture, will enhance our cable network's ability to provide advanced telecommunications services.

      As of December 31, 2000, our cable systems were operated from 409 headend facilities. We believe that fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. By December 2002, we plan to eliminate 309 headend facilities so that all of our customers will be served by 100 headend facilities and 92% of our customers will be served by 40 headend facilities.

      As part of this headend consolidation program, we plan to deploy over 10,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. We are constructing our regional networks with excess fiber optic capacity to accommodate new and expanded products and services in the future.

Sales and Marketing

      We seek to be the premier provider of entertainment, information and telecommunications services in the markets we serve. Our marketing programs and campaigns offer a variety of cable services creatively packaged and tailored to appeal to each of our local markets and to segments within each market. We routinely survey our customers to ensure that we are meeting their demands and our customer surveys keep us abreast of our competition so that we can effectively counter competitors' service offerings and promotional campaigns. With our strong local presence, we interact with our customers on a more individualized basis allowing us to better service our customers and enhance customer loyalty and trust.

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

Programming Supply

      We have various contracts to obtain basic and premium programming for the systems from program suppliers whose compensation is typically based on a fixed fee per customer. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to us. Our successful marketing of multiple premium service packages emphasizing customer value enables us to take advantage of such cost incentives. In addition, we are a member of the National Cable Television Cooperative, Inc., a programming consortium consisting of small to medium-sized multiple system operators serving, in the aggregate, over twelve million cable subscribers. The consortium helps create efficiencies in the areas of obtaining and administering programming contracts, as well as securing more favorable programming rates and contract terms for small to medium-sized cable operators. We negotiate programming contract renewals both directly and through the consortium to obtain the best available contract terms.

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

      Currently, there are over 200 cable programming networks carried or seeking to be carried on our cable systems. We use the analog and digital channel capacity resulting from our capital improvement program to negotiate more favorable long-term contracts with our programming suppliers and utilize other financial arrangements to offset programming cost increases.

Customer Rates

      Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. As of December 31, 2000, our monthly basic service rates for residential customers ranged from $5.18 to $36.55; the combined monthly basic and expanded basic service rates for residential customers ranged from $19.95 to $38.95; and per-channel premium service rates, not including special promotions, ranged from $0.30 to $13.00 per service for our cable systems.

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

      In addition to customer fees, we derive revenues from the sale of local spot advertising time on locally originated and satellite-delivered programming and from affiliations with home shopping services, which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts. Our headend consolidation program will increase the concentration of customers served by our headend facilities. We believe the greater concentration of customers served by our remaining headend facilities will enable us to increase our advertising revenues.

Customer Service and Community Relations

      We are dedicated to providing superior customer service. Our emphasis on system reliability and customer satisfaction is a cornerstone of our business strategy. We expect that on going investments in our cable network will significantly strengthen customer service, enhancing the reliability of our cable network and allowing us to introduce new products and services to our customers. We have implemented stringent internal customer service standards, which we believe meet or exceed those established by the National Cable Television Association. We maintain five regional calling centers, which service 84% of our cable systems' customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

      In addition, we are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the "Cable in the Classroom" program, which is a national effort by cable companies to provide schools with free cable television service and, where available, Internet access. We also install and provide free cable television service to government buildings and not-for-profit hospitals in our franchise areas. We believe that our relations with the communities in which our cable systems operate are good.

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

      As of December 31, 2000, our cable systems were subject to 1,018 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984 prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances .

      Substantially all of our cable systems' basic subscribers are in service areas that require a franchise. The table below groups the franchises of our cable systems by date of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2000.

                                                                  Percentage of     Number of      Percentage of
                                                    Number of         Total           Basic         Total Basic
      Year of Franchise Expiration                  Franchises      Franchises     Subscribers      Subscribers
      ----------------------------                  ----------    -------------    -----------     -------------
      2001 through 2004..........................       309             30.4%          264,439          33.9%
      2005 and thereafter........................       709             69.6%          514,561          66.1%
                                                      -----            -----           -------         -----
           Total.................................     1,018            100.0%          779,000         100.0%
                                                      =====            =====           =======         =====

      The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the operator generally is entitled to the fair market value for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

      We believe that we generally have good relationships with our franchising communities. We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us.

Competition

      We, like most cable systems, compete on the basis of several factors, including price and the quality and variety of services offered. We face competition from various communications and entertainment providers, the number and type of which we expect to increase as we expand the products and services offered over our broadband network. We believe our ability to package multiple services, such as digital television and high-speed Internet access, is an advantage in our competitive business environment.

      Providers of Broadcast Television and Other Entertainment

      The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources.

      Direct Broadcast Satellite Providers

      Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming services to approximately 15.0 million individual households, condominiums, apartments and office complexes in the United States.

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

      Two major companies, DirecTV and Echostar, are currently providing nationwide high-power DBS services, which typically offer to their customers more than 300 channels of programming, including programming similar to that provided by cable systems. Pursuant to legislation enacted in November 1999, DBS operators have begun to deliver local broadcast signals. This change in law eliminated a significant competitive advantage which cable system operators had over DBS operators, as previously DBS operators were not permitted to retransmit local broadcast signals. DirecTV and Echostar now deliver local broadcast signals in a number of the largest markets and they plan to expand such carriage to many more markets. The FCC has adopted rules effective January 2002 which place a must-carry requirement on DBS operators in any market where they retransmit one or more local signal. The current capacity limitations of satellite technology may limit the DBS operators' ability to comply with these must-carry requirements. The DBS industry recently initiated a judicial challenge to the January 2002 requirement on the grounds that it is unconstitutional. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

      Multichannel Multipoint Distribution Systems

      Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable television systems, and are not required to obtain local franchises or pay franchise fees. To date, the ability of wireless cable services to compete with cable systems has been limited by a channel capacity of up to 35 channels and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, may enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel's signal.

      Private Cable Television Systems

      Private cable television systems compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television (SMATV) systems, provide improved reception of local television stations and several of the same satellite-delivered programming services offered by franchised cable systems. SMATV system operators often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes and typically are not subject to regulation like local franchised cable operators. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

      Traditional Overbuilds

      Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. Franchising authorities have from time to time granted additional franchises to other companies, including other cable operators or telephone companies, and these additional franchises might contain terms and conditions more favorable than those afforded to the incumbent cable operator. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid significant local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 55,000 homes passed in the service areas of our franchises.

      Internet Access

      We offer high-speed Internet access in many of our cable systems. These cable systems will compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISP's, and local and long distance telephone companies.

      Recently, a number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. Many local franchising authorities have been examining the issue and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require such access. The FCC initiated an inquiry into the appropriate regulatory treatment of Internet offered on cable systems.

      The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines, putting it in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL service and certain telephone companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. We are unable to predict the likelihood of success of competing online services or what impact these competitive ventures may have on our business operations.

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

      The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable television systems.

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

Employees

      As of December 31, 2000, we employed 1,480 full-time employees and 169 part-time employees. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

                           Legislation and Regulation

      A federal law known as the Communications Act of 1934 (the "Communications Act"), as amended, establishes a national policy to guide the regulation, development and operation of cable communications systems. In 1996, a comprehensive amendment to the Communications Act became effective and is expected to promote competition and decrease governmental regulation of various communications industries, including the cable television industry. However, until the desired competition develops, various federal, state and local governmental units will have broad regulatory authority and responsibilities over telecommunications and cable television matters. The courts, especially the federal courts, will continue to play an important oversight role as the statutory and regulatory provisions are interpreted and enforced by the various federal, state and local governmental units.

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

      As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by small cable systems owned by small cable companies. A small cable system is defined as a cable television system which serves 15,000 or fewer basic customers. A small cable company is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, i.e., a larger cable television company does not own more than a 20 percent equity share or exercise legal control. This small system rate-setting methodology almost always results in rates which exceed those produced by the benchmark and cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible small system grows larger than 15,000 basic customers, it can maintain its then current rates, but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a small cable company grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. We were a small cable company, but with the completion of our acquisitions in 1999, we no longer enjoy this status. However, as noted above, the systems with less than 15,000 customers owned by us prior to the completion of our acquisitions in 1999 remain eligible for small cable system rate regulation.

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

      The FCC has recently completed an administrative proceeding to consider the requirements, for mandatory carriage of digital television signals offered by local television broadcasters. Under the new regulations, local television broadcast stations transmitting solely in a digital format are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats, which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. We are unable to predict the impact of these new carriage requirements on the operations of our cable systems.

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

      Franchise Matters

      We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters are normally regulated at the local level through a franchise agreement or a local ordinance, the Communications Act provides oversight and guidelines to govern our relationship with local franchising authorities.

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

      The Communications Act and FCC regulations also impose limits on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an interest. A federal district court declared this provision unconstitutional. An appeal of the district court's decision was consolidated with an appeal challenging the FCC's subscriber ownership limitation regulations. The appellate court just recently overturned the FCC's revised 30% subscriber ownership limitation and the rule regarding the number of channels on a cable system which can be occupied by programming affiliated with the cable operator on the basis that they do not pass constitutional muster. These matters have been sent back to the FCC for further proceedings.

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

      Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The decision as whether an operator of an open video system must obtain a local franchise is left to each community.

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

      Any resulting increase in attachment rates due to the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. A federal appellate court generally rejected challenges to these new rules. However, there was one significant exception, i.e., the court found that the provision of Internet access by a cable system was neither a cable service or a telecommunications service, thus the FCC lacked authority to regulate pole attachment rates for cable systems which offer Internet access. The Supreme Court has agreed to hear an appeal from this decision. We are unable to predict the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

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

      The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC has ongoing rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

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

      Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Although we cannot predict the amount of any license fees we may be required to pay for future use of music, we do not believe such license fees will be significant to our financial position, results of operations or liquidity.

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

      o     use and occupancy of public streets; and

      o     types of cable services provided.

      A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, other than Delaware, no state in which we operate has enacted such state-level regulation. State and local franchising jurisdiction is not unlimited; however, it must be exercised consistently with federal law. The Communications Act immunizes franchising authorities from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

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

      We own the real property housing our regional call centers in Gulf Breeze, Florida; Chillicothe, Illinois; and Waseca, Minnesota as well as numerous locations for business offices and warehouses throughout our operating regions. We lease space for our other regional call centers in Benton, Kentucky; and Hendersonville, North Carolina. We also lease additional locations for business offices and warehouses throughout our operating regions. Our headend facilities, signal reception sites and microwave facilities are located on owned and leased parcels of land, and we generally own the towers on which certain of our equipment is located. We own most of our service vehicles. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our operations.

      Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the systems require maintenance and periodic upgrading to improve system performance and capacity.

ITEM 3. LEGAL PROCEEDINGS

      On November 3, 2000, we resolved litigation brought against us by Grey Advertising, Inc. in January 2000. We and Grey entered into a final settlement agreement that involves no monetary payments by either party and that permits us and our subsidiaries to continue to use the name "Mediacom" in accordance with the terms of our confidential agreement.

      There are no other material pending legal proceedings to which we are a party or to which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                         Age   Position
      ----                         ---   --------

      Rocco B. Commisso.........    51   Chairman and Chief Executive Officer
      Mark E. Stephan...........    44   Senior Vice President, Chief Financial
                                         Officer, Treasurer and Director
      James M. Carey............    49   Senior Vice President, Operations
      Charles J. Bartolotta.....    46   Senior Vice President, Field Operations
      John G. Pascarelli........    39   Senior Vice President, Marketing and
                                         Consumer Services
      Joseph Van Loan...........    59   Senior Vice President, Technology
      Italia Commisso Weinand...    47   Senior Vice President, Programming and
                                         Human Resources and Secretary

      Rocco B. Commisso has 23 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he was assigned to manage the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of the National Cable Television Association and Cable Television Laboratories, Inc. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

      Mark E. Stephan has 14 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

      James M. Carey has 19 years of experience in the cable television industry. Before joining us in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern region. Mr. Carey is a member of the board of directors of the American Cable Association.

      Charles J. Bartolotta has 18 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. He served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

      John G. Pascarelli has 20 years of experience in the cable television industry. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable Television Administration and Marketing Association.

      Joseph Van Loan has 28 years of experience in the cable television industry. Before joining us in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

      Italia Commisso Weinand has 24 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. She serves on the board of directors of the National Cable Television Cooperative, Inc., a programming consortium consisting of small to medium-sized multiple system operators. Ms. Weinand is the sister of Mr. Commisso.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Class A common stock has been traded on the Nasdaq National Market under the symbol "MCCC" since February 4, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low closing sales prices for our Class A common stock as reported by the Nasdaq National Market:

                                                               High    Low
                                                               ----    ---
First Quarter (from February 4, 2000 through March 31, 2000)  $19 3/4  $13 13/16
Second Quarter                                                $15 3/8  $ 7 3/8
Third Quarter                                                 $17 3/4  $12 1/8
Fourth Quarter                                                $18      $12 1/4

      As of March 22, 2001, there were approximately 220 holders of record of our Class A common stock (representing an aggregate of approximately 19,900 beneficial holders) and 12 holders of record of our Class B common stock.

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

      During the three months ended December 31, 2000, we granted stock options to certain of our employees to purchase an aggregate of 85,000 shares of Class A common stock at an exercise price ranging from $8.00 to $17.00 per share.

      The grant of stock options to the employees and non-employee directors of MCC was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

ITEM 6. SELECTED FINANCIAL DATA

In the table below, we provide you with:

      o selected historical financial data for the period from January 1, 1996 through March 11, 1996, which are derived from the audited financial statements of Benchmark Acquisition Fund II Limited Partnership, which is our predecessor company; and

      o selected historical consolidated financial and operating data for the period from the commencement of our operations on March 12, 1996 through December 31, 1996 and for the years ended December 31, 1997, 1998, 1999 and 2000 and balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000 which are derived from our audited consolidated financial statements.

      We commenced operations on March 12, 1996 with the acquisition of a cable system from Benchmark Acquisition Fund II Limited Partnership and have since completed 19 additional acquisitions as of December 31, 2000. The historical results of operations of the cable systems acquired have been included from their respective dates of acquisition to the end of the period presented.

      Mediacom Communications Corporation was organized as a Delaware corporation in November 1999, and completed an initial public offering in February 2000. Mediacom LLC was formed as a New York limited liability company in July 1995 and since that time its taxable income or loss has been included in the federal and certain state income tax returns of its members. Upon completion of our initial public offering, we became subject to the provisions of Subchapter C of the Internal Revenue Code. As a C corporation, we are fully subject to federal, state and local income taxes.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             SELECTED FINANCIAL DATA

                                   Predecessor                    Mediacom Communications Corporation
                                   -----------   ----------------------------------------------------------------------------
                                    January 1      March 12         Year           Year             Year             Year
                                     Through       Through         Ended          Ended            Ended            Ended
                                    March 11,    December 31,   December 31,    December 31,    December 31,     December 31,
                                       1996          1996           1997           1998             1999             2000
                                   -----------   -----------    -----------     -----------     ------------     ------------
                                              (dollars in thousands, except per share and per subscriber amount)
Statement of Operations Data:
  Revenues                            $ 1,038     $   5,411     $    17,634     $   129,297     $    176,052     $    332,050
  Costs and expenses:
   Service costs                          297         1,511           5,547          43,849           58,058          114,234
   Selling, general and
    administrative expenses               222           931           2,696          25,596           32,949           55,820
   Corporate expenses(1)                   52           270             882           5,797            6,951            6,029
   Depreciation and amortization          527         2,157           7,636          65,793          101,065          178,331
   Non-cash stock charges(2)               --            --              --              --           15,445           28,254
                                      -------     ---------     -----------     -----------     ------------     ------------
Operating income (loss)                   (60)          542             873         (11,738)         (38,416)         (50,618)
Interest expense, net(3)                  201         1,528           4,829          23,994           37,817           68,955
   Other expenses(4)                       --           967             640           4,058            5,087           30,024
                                      -------     ---------     -----------     -----------     ------------     ------------
   Net loss before income taxes       $  (261)    $  (1,953)    $    (4,596)    $   (39,790)    $    (81,320)    $   (149,597)
   Provision for income taxes                                                                                             250
                                      -------     ---------     -----------     -----------     ------------     ------------
   Net loss                           $  (261)    $  (1,953)    $    (4,596)    $   (39,790)    $    (81,320)    $   (149,847)
                                      =======     =========     ===========     ===========     ============     ============
   Basic and diluted net loss
      per share(5)                                $   (4.45)    $     (3.66)    $     (5.28)    $      (7.82)    $      (1.79)
   Weighted average common
      shares outstanding(5)                         438,551       1,255,501       7,537,912       10,403,749       83,803,032

Balance Sheet Data
(end of period):
   Total assets                                   $  46,560     $   102,791     $   451,152     $  1,272,881     $  1,379,972
   Total debt                                        40,529          72,768         337,905        1,139,000          987,000
   Total stockholders' equity                         4,537          24,441          78,651           54,615          261,621

Supplementary Data:
   System cash flow(6)                $   519     $   2,969     $     9,391     $    59,852     $     85,045     $    161,996
   System cash flow margin(7)            50.0%         54.9%           53.3%           46.3%            48.3%            48.8%
   EBITDA(8)                          $   467     $   2,699     $     8,509     $    54,055     $     78,094     $    155,967
   EBITDA margin(9)                      45.0%         49.9%           48.3%           41.8%            44.4%            47.0%
   Net cash flows provided by
      operating activities            $   226     $     237     $     7,007     $    53,556     $     54,216     $     95,527
   Net cash flows used in
      investing activities                (86)      (45,257)        (60,008)       (397,085)        (851,548)        (297,110)
   Net cash flows provided by
      financing activities                 --        45,416          53,632         344,714          799,593          201,262

Operating Data
(end of period, except average):
   Homes passed(10)                                  38,749          87,750         520,000        1,071,500        1,173,000
   Basic subscribers(11)                             27,153          64,350         354,000          719,000          779,000
   Basic penetration(12)                               70.1%           73.3%           68.1%            67.1%            66.4%
   Premium service units(13)                         11,691          39,288         407,100          587,000          597,000
   Premium penetration(14)                             43.1%           61.1%          115.0%            81.6%            76.6%
   Average monthly revenues per
      basic subscriber(15)                                      $     32.11     $     32.88     $      35.52     $      38.45

                                                       (notes on following page)

                        Notes to Selected Financial Data

(1) Represents fees paid to Mediacom Management Corporation, a Delaware corporation, for management services rendered to our operating subsidiaries prior to our initial public offering and our actual corporate expenses subsequent to our initial public offering in February 2000. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. The management agreements with Mediacom Management were amended effective November 19, 1999 in connection with an amendment to Mediacom LLC's operating agreement. The amended agreements provided for management fees equal to 2% of annual gross revenues. The management agreements were terminated upon the completion of our initial public offering in February 2000. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. These expenses are reflected as our corporate expenses. See Notes 10 and 15 of our consolidated financial statements.

(2) The non-cash stock charges for the year ended December 31, 2000 consist of a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management upon completion of our initial public offering in February 2000 and a $3.8 million charge related to the vesting of equity grants made during 1999 to certain members of our management team. Non-cash stock charges for the year ended December 31, 1999 consist of a $628,000 charge resulting from amendments to our management agreements with Mediacom Management and a $14.8 million charge related to the vesting of equity grants to certain members of our management team. See Notes 10 and 14 of our consolidated financial statements.

(3) Net of interest income. Interest income for the periods presented was not material.

(4) Includes a $28.5 million non-cash charge recorded during the year ended December 31, 2000, relating to the decline in value of our investment in shares of SoftNet Systems, Inc. common stock that was deemed other than temporary. See Note 13 of our consolidated financial statements.

(5) Basic and diluted loss per share is calculated based on the weighted average shares outstanding. The weighted average shares outstanding is computed based on the conversion ratio used to exchange the Mediacom LLC's membership units for shares of Mediacom Communications Corporation Class A and Class B common stock immediately prior to Mediacom Communications Corporation's initial public offering. Upon completion of the initial public offering, the weighted average shares are based on the actual number of shares outstanding. See Note 3 of our consolidated financial statements.

(6) Represents EBITDA, as defined in note 8 below, before corporate expenses. System cash flow:

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

(7) Represents system cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 6 above.

(8) Represents operating income (loss) before depreciation and amortization and non-cash stock charges. EBITDA:

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

(9) Represents EBITDA as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 8 above.

(10) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(11) Represents subscribers of a cable television system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services and who are usually charged a flat monthly rate for a number of channels.

(12) Represents basic subscribers as a percentage of total number of homes passed.

(13) Represents the number of subscriptions to premium services. A subscriber may purchase more than one premium service, each of which is counted as a separate premium service unit.

(14) Represents premium service units as a percentage of total number of basic subscribers. This ratio may be greater than 100% if the average basic subscriber subscribes to more than one premium service unit.

(15) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Average monthly revenues per basic subscriber includes the revenues of acquisitions of cable systems made during the last three months of the period as if such acquisitions were completed at the beginning of the three month period. This measurement is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998.

Introduction

      We do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance because of certain significant past events. Those events include numerous acquisitions and several financing transactions, including our initial public offering in February 2000.

Organization

      We were organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of our initial public offering, we issued shares of common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company. Mediacom LLC commenced operations in March 1996 and serves as the holding company for our operating subsidiaries.

      Until our initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to the operating subsidiaries of Mediacom LLC and received annual management fees. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. Such management fees ranged from 4.0% to 5.0% of our annual gross revenues until November 19, 1999. On such date, the management agreements with Mediacom Management were amended in connection with an amendment to Mediacom LLC's operating agreement to provide for annual management fees equal to 2.0% of annual gross revenues. As part of this amendment, Mediacom Management waived all management fees incurred from July 1, 1999 through November 19, 1999 by Mediacom LLC's operating subsidiaries. Each of the management agreements was terminated upon the date of our initial public offering. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. These expenses are reflected as our corporate expenses.

Acquisitions

      We significantly expanded our business in the last three years through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. In 1998, we completed three acquisitions of cable systems serving a total of 295,700 basic subscribers as of December 31, 2000 (the "1998 Acquisitions"). In 1999, we completed two acquisitions of cable systems serving a total of 363,800 basic subscribers as of December 31, 2000 (the "1999 Acquisitions"). In 2000, we completed nine acquisitions of cable systems serving a total of 53,000 basic subscribers as of December 31, 2000 (the "2000 Acquisitions").

      The following table sets forth information on the acquisitions we completed in 1998, 1999 and 2000.

                                                                                                 Basic Subscribers
                                                                             Purchase Price            as of
Predecessor Owner                                     Acquisition Date       (in millions)       December 31, 2000
-----------------                                     ----------------       -------------       -----------------
Jones Intercable, Inc.                                January 1998             $     21.4               18,500
Cablevision Systems Corporation                       January 1998                  308.2              273,200
Cablevision Systems Corporation (Caruthersville)      October 1998                    5.0                4,000
Zylstra Communications Corporation                    October 1999                   19.5               14,000
Triax Midwest Associates, L.P.                        November 1999                 740.1              349,800
Rapid Communications Partners, L.P.                   April 2000                      8.0                6,000
MidAmerican Cable Systems, L.P.                       April 2000                      8.0                5,000
TriCable, Inc                                         May 2000                        1.8                1,000
Spirit Lake Cable TV, Inc.                            June 2000                      10.8                5,000
South Kentucky Services Corporation                   July 2000                       2.1                1,000
Dowden Midwest Cable Partners, L.P.                   August 2000                     1.2                1,000
Illinet Communications of Central Illinois, LLC       October 2000                   15.8                8,000
Satellite Cable Services, Inc.                        October 2000                   27.5               12,000
AT&T Broadband, LLC                                   December 2000                  34.0               14,000
                                                                               ----------              -------
                                                                               $  1,203.4              712,500
                                                                               ==========              =======

Pending AT&T Acquisitions

      On February 26, 2001, we entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. Among the AT&T systems' largest clusters are communities such as: Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa; and Columbia, Jefferson City and Springfield, Missouri. We expect to fund these acquisitions through a combination of new debt and equity financings and borrowings under our exisitng subsidiary credit facilities. These pending transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

      Unless otherwise stated in this Annual Report, the operating and financial data contained herein do not include the effect of the pending AT&T transactions.

General

      For each of the past three years, we have generated significant increases in revenues principally as a result of our acquisition activities and increases in monthly revenues per basic subscriber. Approximately 92.3% of our revenues for the year ended December 31, 2000 are attributable to monthly subscription fees charged to customers for our core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, cable modem service, wire maintenance, equipment rental and services to commercial establishments provided by our cable systems. The remaining 7.7% of revenue represents pay-per-view charges, installation and reconnection fees, late payment fees, advertising revenues and other ancillary revenues. Franchise fees charged to customers are also included in their corresponding revenue category.

      Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services we have offered and improvements in the quality of programming. We believe that under the Federal Communication Commission's existing cable rate regulations, we will be able to increase our rates for cable television services to more than cover any increases in the programming costs. However, competitive factors may limit our ability to increase our rates. We benefit from our membership in a cooperative of cable television companies which serves over twelve million basic subscribers and which provides its members with volume discounts from programming suppliers and cable equipment vendors. Selling, general and administrative expenses directly attributable to our cable television systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising sales and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

      The high level of depreciation and amortization associated with our acquisition activities and capital investment program, as well as the interest expense related to our financing activities, have caused us to report net losses in our limited operating history. We believe that such net losses are common for cable television companies and anticipate that we will continue to incur net losses for the foreseeable future.

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

EBITDA is included herein because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

Actual Results of Operations

      Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The following historical information includes the results of operations of the 1999 Acquisitions and the 2000 Acquisitions (together, the "1999-2000 Acquisitions"), only for that portion of the respective period that such cable systems were owned by us.

      Revenues. Revenues increased 88.6% to $332.1 million for the year ended December 31, 2000 as compared to $176.1 million for the prior year. Of the revenue increase of $156.0 million, $137.8 was attributable to the 1999-2000 Acquisitions. Excluding the 1999-2000 Acquisitions, revenues increased 11.9% primarily due to basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our recently launched digital cable and high-speed Internet access services.

      Service costs. Service costs increased 96.8% to $114.2 million for the year ended December 31, 2000 as compared to $58.1 million for the prior year. The 1999-2000 Acquisitions accounted for $48.2 million of the total increase. Excluding the 1999-2000 Acquisitions, these costs increased 16.1% primarily as a result of higher programming expenses, including the cost of additional channel offerings to our basic subscribers. As a percentage of revenues, service costs were 34.4% for the year ended December 31, 2000, as compared with 33.0% for the prior year.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 69.4% to $55.8 million for the year ended December 31, 2000 as compared to $32.9 million for the prior year. The 1999-2000 Acquisitions accounted for $21.5 million of the total increase. Excluding the 1999-2000 Acquisitions, these costs increased 4.6%. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the year ended December 31, 2000, as compared with 18.7% for the prior year.

      Corporate expenses. Corporate expenses decreased 13.3% to $6.0 million for the year ended December 31, 2000 as compared to $7.0 million for the prior year. As a percentage of revenues, corporate expenses were 1.8% for the year ended December 31, 2000 as compared with 3.9% for the prior year. The decrease in corporate expenses was primarily due to higher amounts charged by Mediacom Management during the year ended December 31, 1999 under management agreements between Mediacom Management and our operating subsidiaries. Such management agreements were terminated on the date of our initial public offering in February 2000. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate expenses. We reported corporate expenses as management fees incurred before our initial public offering and as actual amounts incurred from the date of our initial public offering.

      Depreciation and amortization. Depreciation and amortization increased 76.5% to $178.3 million for the year ended December 31, 2000 as compared to $101.1 million in the prior year. This increase was due to our purchase of the 1999-2000 Acquisitions and additional capital expenditures associated with the upgrade of our cable systems.

      Non-cash stock charges. Non-cash stock charges increased 82.9% to $28.3 million for the year ended December 31, 2000 as compared to $15.4 million in the prior year. The non-cash charges in 2000 consist of a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management on the date of our initial public offering and a $3.8 million charge related to the vesting of equity grants made to certain members of our management team during 1999. Non-cash stock charges for the year ended December 31, 1999 consist of a $628,000 charge resulting from amendments to our management agreements with Mediacom Management and a $14.8 million charge related to the vesting of equity grants to certain members of our management team. See Notes 10 and 14 of our consolidated financial statements.

      Operating loss. Due to the factors described above, we generated an operating loss of $50.6 million for the year ended December 31, 2000, as compared to an operating loss of $38.4 million for the year ended December 31, 1999.

      Interest expense, net. Interest expense, net, increased 82.3% to $69.0 million for the year ended December 31, 2000 as compared to $37.8 million for the prior year. This increase was substantially due to higher average debt outstanding during the year ended December 31, 2000 as a result of the indebtedness incurred in connection with the purchase of the 1999-2000 Acquisitions and to fund capital expenditures.

      Other expenses. Other expenses increased 490.2% to $30.0 million for the year ended December 31, 2000 as compared to $5.1 million for the prior year. This change was principally due to a non-cash loss of $28.5 million resulting from the decline in value of our investment in shares of SoftNet Systems, Inc. common stock that was deemed other than temporary. See Note 13 of our consolidated financial statements.

      Provision for income taxes. Provision for income taxes was $250,000 for the year ended December 31, 2000. This provision primarily relates to minimum state and local taxes and capital taxes.

      Net loss. Due to the factors described above, we generated a net loss of $149.8 million for the year ended December 31, 2000 as compared to a net loss of $81.3 million for the prior year.

      EBITDA. EBITDA increased 99.7% to $156.0 million for the year ended December 31, 2000 as compared to $78.1 million for the prior year. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 47.0% for the year ended December 31, 2000, compared to 44.4% for the prior year.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      The following historical information includes the results of operations of the 1998 Acquisitions and the 1999 Acquisitions (together, the "1998-1999 Acquisitions"), only for that portion of the respective period that such cable systems were owned by us.

      Revenues. Revenues increased 36.2% to $176.1 million for the year ended December 31, 1999, as compared to $129.3 million for the prior year. The 1998-1999 Acquisitions accounted for $43.0 million of the total increase. Excluding the 1998-1999 Acquisitions, revenues increased 13.9% primarily due to basic rate increases associated with new programming introductions in our core cable television services and to internal basic subscriber growth of 1.9%.

      Service costs. Service costs increased 32.4% to $58.1 million for the year ended December 31, 1999, as compared to $43.8 million for the prior year. The 1998-1999 Acquisitions accounted for $12.8 million of the total increase. Excluding the 1998-1999 Acquisitions, these costs increased 18.8% primarily as a result of higher programming costs. As a percentage of revenues, service costs were 33.0% for the year ended December 31, 1999, as compared to 33.9% for the prior year.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 28.7% to $32.9 million for the year ended December 31, 1999, as compared to $25.6 million for the prior year. The 1998-1999 Acquisitions accounted for $7.1 million of the total increase. Excluding the 1998-1999 Acquisitions, these costs increased 5.5% primarily due to increased marketing costs associated with the promotion of new programming services and increased personnel expenses. As a percentage of revenues, selling, general and administrative expenses were 18.7% for the year ended December 31, 1999, as compared to 19.8% for the prior year.

      Corporate expenses. Corporate expenses increased 19.9% to $7.0 million for the year ended December 31, 1999, as compared to $5.8 million for the prior year, due to the higher revenues generated in the 1999 period. The management agreements were amended on November 19, 1999 in connection with an amendment to Mediacom LLC's operating agreement to provide annual management fees equal to 2.0% of annual gross revenues. See Note 10 of our consolidated financial statements.

      Depreciation and amortization. Depreciation and amortization increased 53.6% to $101.1 million for the year ended December 31, 1999, as compared to $65.8 million for the prior year. This increase was substantially due to our purchase of the 1999 Acquisitions and additional capital expenditures associated with the upgrade of our cable systems.

      Non-cash stock charges. Non-cash stock charges were $15.4 million for the year ended December 31, 1999. These non-cash charges resulted from amendments to our management agreements with Mediacom Management and a grant of equity interests to certain members of our management team. See Notes 10 and 14 of our consolidated financial statements.

      Operating loss. Due to the factors described above, we generated an operating loss of $38.4 million for the year ended December 31, 1999, as compared to an operating loss of $11.7 million for the prior year.

      Interest expense, net. Interest expense, net, increased 57.6% to $37.8 million for the year ended December 31, 1999, as compared to $24.0 million for the prior year. This increase was substantially due to higher average debt outstanding during the 1999 period as a result of the indebtedness incurred in connection with the purchase of the 1999 Acquisitions and to fund capital expenditures.

      Other expenses. Other expenses increased 25.4% to $5.1 million for the year ended December 31, 1999, as compared to $4.1 million for the prior year. This increase was principally due to acquisition fees payable to Mediacom Management in 1999 relating to the 1999 Acquisitions.

      Net loss. Due to the factors described above, we generated a net loss of $81.3 million for the year ended December 31, 1999, as compared to a net loss of $39.8 million for the prior year.

      EBITDA. EBITDA increased 44.5% to $78.1 million for the year ended December 31, 1999, as compared to $54.1 million for the prior year. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 44.4% for the year ended December 31, 1999, as compared to 41.8% for the prior year.

Selected Pro Forma Results

      We report the results of operations of the 1999-2000 Acquisitions from the date of their respective acquisition. The financial information below for the years ended December 31, 2000 and 1999 presents selected unaudited pro forma operating results assuming the purchase of the 1999-2000 Acquisitions had been consummated on January 1, 1999. This financial information is not necessarily indicative of what results would have been had we operated these cable systems since the beginning of 1999.

                                                      Years Ended December 31,
                                                     -------------------------
                                                        2000            1999
                                                     ----------     ----------
                                                     (in thousands, except per
                                                          subscriber data)

Revenues .........................................   $  348,391     $  318,086
Cost and expenses:
    Service costs ................................      120,578        108,049
    SG&A expenses ................................       58,552         56,718
    Corporate expenses ...........................        6,029         11,175
    Depreciation and amortization ................      185,901        165,712
    Non-cash stock charges .......................       28,254         15,445
                                                     ----------     ----------
Operating loss ...................................   $  (50,923)    $  (39,013)
                                                     ==========     ==========
Other Data:
EBITDA ...........................................      163,232        142,144
EBITDA margin(1) .................................         46.9%          44.7%
Basic subscribers(2) .............................      779,000        770,600
Average monthly revenue per basic subscriber(3) ..   $    38.45     $    35.39

----------
(1)   Represents EBITDA as a percentage of revenues.
(2)   At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

      Selected Pro Forma Results for Year Ended December 31, 2000 Compared to Selected Pro Forma Results for Year Ended December 31, 1999

      Revenues increased 9.5% to $348.4 million for the year ended December 31, 2000, as compared to $318.1 million for the prior year. This increase was attributable principally to internal subscriber growth of 1.1%, basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our recently launched digital cable and high-speed Internet access services.

      Service costs and selling, general and administrative expenses in the aggregate increased 8.7% to $179.1 million for the year ended December 31, 2000 from $164.8 million for the prior year, principally due to higher programming costs.

      Corporate expenses decreased 46.0% to $6.0 million for the year ended December 31, 2000 from $11.2 million for the prior year. This decrease was primarily attributable to the reduction of the 1999 Acquisitions' corporate expense subsequent to their acquisition and the termination of management agreements between Mediacom Management and our operating subsidiaries. Such management agreements were terminated on the date of our initial public offering in February 2000. We reported our corporate expenses as management fees incurred before our initial public offering and as actual amounts incurred from the date of our initial public offering. As a percentage of revenues, corporate expenses were 1.7% for the year ended December 31, 2000 as compared with 3.5% for the prior year.

      Depreciation and amortization increased 12.2% to $185.9 million for the year ended December 31, 2000 from $165.7 million for the prior year. This increase was principally due to capital expenditures associated with the upgrade of our cable systems. Non-cash stock charges were as reported above.

      As a result of the above factors, we generated an operating loss of $50.9 million for the year ended December 31, 2000, compared to $39.0 million for the prior year.

      EBITDA increased by 14.8% to $163.2 million for the year ended December 31, 2000 from $142.1 million for the prior year. The EBITDA margin improved to 46.9% for the year ended December 31, 2000 from 44.7% for the year ended December 31, 1999.

Liquidity and Capital Resources

      Our business requires substantial capital for the upgrade, expansion and maintenance of our cable network. In addition, we have pursued, and will continue to pursue, a business strategy that includes selective acquisitions. We have funded and will continue to fund our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

      Investing Activities

      Our capital expenditures were $183.5 million, $86.7 million and $53.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The higher capital expenditures in 2000 reflect the significant investments we are making in the 1999-2000 Acquisitions and our accelerated network upgrade program. As of December 31, 2000, as a result of our cumulative capital investment in the network upgrade program, including the 2000 Acquisitions, approximately 74% of our cable network was upgraded with 550MHz to 750MHz bandwidth capacity and approximately 47% of our homes passed were activated with two-way communications capability. At year-end 2000, our digital cable service was available to approximately 400,000 basic subscribers, and our cable modem service was launched in cable systems with 486,000 homes passed.

      We plan to continue our aggressive cable network upgrade program and expect that 90% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 80% of our homes passed will have two-way communications capability by year-end 2001. At the same period end, we expect to offer digital cable service to 550,000 basic subscribers and to launch cable modem service in cable systems with 800,000 homes passed. By year-end 2001, we expect to serve between 90,000 and 100,000 digital cable customers and between 45,000 and 50,000 data customers. To achieve these targets and to fund other requirements, including new plant construction, headend eliminations, regional fiber interconnections and network maintenance, we expect to invest between $180.0 million and $200.0 million in capital expenditures in 2001.

      In 1998, we completed three acquisitions of cable systems that served approximately 295,700 basic subscribers as of December 31, 2000, for an aggregate purchase price of $334.6 million. In 1999, we completed two acquisitions of cable systems that served approximately 363,800 basic subscribers as of December 31, 2000, for an aggregate purchase price of $759.6 million. In 2000, we completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers as of December 31, 2000, for an aggregate purchase price of $109.2 million.

      On February 26, 2001, we entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. We expect to fund these acquisitions through a combination of new debt and equity financings and borrowings under our existing subsidiary credit facilities. These transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

      Financing Activities

      To finance our prior acquisitions and our network upgrade program and to provide liquidity for future capital needs, during the past three years we completed the following financing arrangements:

      o     $200.0 million offering of our 8 1/2% senior notes due April 2008;

      o     $125.0 million offering of our 7 7/8% senior notes due February
            2011;

      o     $550.0 million subsidiary credit facilities expiring in September
            2008;

      o     $550.0 million subsidiary credit facilities expiring in December
            2008;

      o $104.5 million of equity capital contributed by the members of Mediacom LLC; and

      o $354.1 million of net proceeds from our initial public offering in February 2000.

      The final maturities of our subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if we do not refinance our 8 1/2% senior notes prior to March 31, 2007. As of December 31, 2000, we were in compliance with all of the financial and other covenants in our subsidiary credit facilities and our public debt indentures. As of December 31, 2000, we had approximately $436.6 million of unused credit commitments under our subsidiary credit facilities.

      As of December 31, 2000, we entered into interest rate swap agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt under our subsidiary credit facilities. As a result of these interest rate swap agreements, 50% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of December 31, 2000, our weighted average cost of indebtedness was approximately 8.2%.

      Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended December 31, 2000, our debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 5.9x and our interest coverage ratio (defined as EBITDA divided by interest expense, net for the period) was 2.3x.

      In May 2000, we announced that our Board of Directors had authorized a repurchase program pursuant to which we may purchase up to $50.0 million of our Class A common stock in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During the second quarter of 2000, we repurchased 80,000 shares of our Class A common stock for an aggregate cost of $658,000 at share prices ranging from $8.00 to $10.75 per share.

      On January 24, 2001, our wholly-owned subsidiaries, Mediacom LLC and Mediacom Capital, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes will be payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our subsidiary credit facilities and related accrued interest. The balance of the net proceeds is being used for general corporate purposes. After giving effect to this senior note offering and the use of proceeds therefrom, as of March 22, 2001, our unused credit commitments under our subsidiary credit facilities were approximately $900.0 million.

      On February 7, 2001, we filed a registration statement with the SEC under which we may sell any combination of common and preferred stock, debt securities, warrants and subscription rights, for a maximum aggregate amount of $1.0 billion. The SEC declared this registration statement effective on February 13, 2001.

      Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our obligations and complete our pending and future acquisitions. There can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Recent Accounting Pronouncements

      In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. We estimate the impact of the adoption of SFAS 133, as amended, will result in an after tax charge of approximately $1.6 million which will be reflected as a change in accounting principle in 2001.

      In March 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 does not apply to our basic cable television business. We will continue to account for revenues based upon Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies." SAB 101 will not have a material impact on our results of operations and consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 does not have a material impact on our results of operations and consolidated financial statements.

Inflation and Changing Prices

      Our systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on our results of operations.

Risk Factors

      We have a history of net losses and may not be profitable in the future

      We have had a history of net losses and expect to continue to report net losses for the foreseeable future, which could cause our stock price to decline and adversely affect our ability to finance our business in the future. We reported net losses of $39.8 million, $81.3 million and $149.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. The principal reasons for our prior and anticipated net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money. We expect that we will continue to incur these expenses at increased levels as a result of our recent and pending acquisitions and our network upgrade program, which expenses will result in continued net losses.

      Consummation of the AT&T transactions will significantly increase our operations and the risks detailed herein will intensify

      We and AT&T Broadband have entered into agreements under which various affiliates of AT&T Broadband, LLC will sell to us (subject to certain conditions) cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri. The aggregate purchase price payable by us for these systems is $2.215 billion in cash, subject to closing adjustments. We expect to fund these acquisitions through a combination of new debt and equity financings and borrowings under our existing subsidiary credit facilities.

      In the event that these transactions are consummated, the number of subscribers served by us will more than double and our indebtedness will increase substantially. In such case, each of the risks set forth in this Annual Report, and particularly the risks detailed below under "We have grown rapidly and have a limited history of operating our current cable systems, which may make it difficult for you to evaluate our performance," "If we are unable to successfully integrate our newly acquired cable systems, our growth and profitability could be adversely affected," and "We have substantial existing debt and may incur substantial additional debt, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service," will intensify.

      We have grown rapidly and have a limited history of operating our current cable systems, which may make it difficult for you to evaluate our performance

      We commenced operations in 1996 and have grown rapidly since then, principally through acquisitions. We acquired a substantial portion of our operations in early 1998. In addition, our acquisitions in late 1999 doubled the number of subscribers served by our cable systems. As a result, you have limited information upon which to evaluate our performance in managing our current cable systems, and our historical financial information may not be indicative of the future results we can achieve with our cable systems.

      If we are unable to successfully integrate our newly acquired cable systems, our growth and profitability could be adversely affected

      Since January 1, 1998, we have completed 14 acquisitions that comprise approximately 91% of our current basic subscribers. In addition, we expect to continue to acquire cable systems as an element of our business strategy. The successful integration and management of acquired cable systems involve the following principal risks that could adversely affect our growth and profitability:

      o our acquired cable systems may result in unexpected operating difficulties, liabilities or contingencies, which could be significant;

      o the integration of acquired cable systems may place significant demands on our management, diverting their attention from, and making it more difficult for them to manage, our other cable systems;

      o the integration of acquired cable systems may require significant financial resources that could otherwise be used for the ongoing development of our other cable systems, including our network upgrade program;

      o we may be unable to recruit additional qualified personnel which may be required to integrate and manage acquired cable systems; and

      o our existing operational, financial and management systems may be incompatible with or inadequate to effectively integrate and manage acquired cable systems and any steps taken to implement changes in our cable systems may not be sufficient.

      The loss of key personnel could have a material adverse effect on our business

      Our success is substantially dependent upon the retention and continued performance of our key personnel, including Rocco B. Commisso, our Chairman and Chief Executive Officer. We have not entered into an employment agreement with Mr. Commisso. If Mr. Commisso or any of our other key personnel cease to be employed by us for any reason, our business could be materially adversely affected. In addition, our subsidiary credit facilities provide that a default will result if Mr. Commisso ceases to be our Chairman and Chief Executive Officer. We do not currently maintain key man life insurance on Mr. Commisso.

      We have substantial existing debt and may incur substantial additional debt, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service

      Our total debt as of December 31, 2000 was approximately $987.0 million on a historical basis and $1,025.0 million on a pro forma basis after giving effect to our January 2001 offer and sale of $500.0 million of senior notes and the application of the proceeds therefrom. Our interest expense for the year ended December 31, 2000 was $69.0 million on a historical basis and $92.2 million on a pro forma basis after giving effect to our January 2001 offer and sale of $500.0 million of senior notes and the application of the proceeds therefrom.

      This high level of debt and our debt service obligations could have material consequences, including:

      o we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

      o we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facilities and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

      o some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

      o we may be more vulnerable to economic downturns and adverse developments in our business;

      o we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

      o we may be at a disadvantage when compared to those of our competitors that have less debt; and

      o     we may not be able to implement our strategy.

      We anticipate incurring additional debt to finance our acquisition of the AT&T Broadband systems and to fund the expansion, maintenance and upgrade of our cable systems. If new debt is added to our current debt levels, the related risks that we now face could intensify.

      A default under our indentures or our subsidiary credit facilities could result in an acceleration of our indebtedness or a foreclosure on the membership interests of our operating subsidiaries

      The indentures governing our senior notes and the agreements governing our subsidiary credit facilities contain numerous financial and operating covenants. The breach of any of these covenants will result in a default under the applicable indenture or agreement which could result in the indebtedness under our indentures or agreements becoming immediately due and payable. In addition, a default under our indentures or our subsidiary credit facilities could result in a default or acceleration of our other indebtedness with cross-default provisions and could result in a foreclosure by the lenders under our subsidiary credit facilities on the membership interests of our operating subsidiaries that we pledged to secure these facilities.

      The terms of our indebtedness could materially limit our financial and operating flexibility

      Several of the covenants contained in our indentures and our subsidiary credit facilities could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

      o     incur additional indebtedness;

      o     create liens and other encumbrances;

      o pay dividends and make other payments, investments, loans and guarantees;

      o     enter into transactions with related parties;

      o sell or otherwise dispose of assets and merge or consolidate with another entity;

      o     repurchase or redeem capital stock or debt;

      o     pledge assets; and

      o     issue capital stock.

      We may not be able to obtain additional capital to continue the development of our business

      Our business requires substantial capital for the upgrade, expansion and maintenance of our cable systems. We may not be able to obtain the funds necessary to finance our capital improvement program through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, our growth could be adversely affected.

      If we are unsuccessful in implementing our growth strategy, our profitability could be adversely affected

      We expect that a substantial portion of our future growth will be achieved through revenues from new products and services and the acquisition of additional cable systems. We may not be able to offer these new products and services successfully to our customers and these new products and services may not generate adequate revenues. The amount of our capital expenditures and related roll-out of advanced services may be limited by the availability of certain equipment (in particular, digital set-top terminals and cable modems) due to production capacity constraints of certain vendors or materials shortages. In addition, our acquisition strategy may not be successful. In recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects. This consolidation may increase the purchase price of future acquisitions, and we may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete acquisitions in the future.

      Our costs may increase significantly, which could adversely affect our growth and profitability

      The expansion and upgrade of our cable systems require us to hire and enter into construction agreements with contractors. The growth and consolidation of the cable television industry has created an increasing demand for cable construction services, which has increased the costs of these services. Our construction costs may increase significantly over the next few years as existing agreements expire and we negotiate new agreements. In addition, we may not be able to construct new cable systems or expand or upgrade existing or acquired systems in a timely manner or at a reasonable cost, which may adversely affect our growth and profitability. Our programming costs are substantial and may increase, which could result in a decrease in profitability if we are unable to pass increases on to our customers. In recent years, the cable television industry has experienced a rapid escalation in the cost of programming, particularly sports programming. The escalation in programming costs may continue, and we may not be able to pass programming cost increases on to our customers. In addition, as we upgrade the number of channels that we provide to our customers and add programming to our basic and expanded basic programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. Other costs in operating our cable systems may also increase significantly. The inability to pass these cost increases on to our customers could adversely affect our profitability.

      Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, which could inhibit or prevent a change of control or change in management

      Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owns our common stock representing approximately 86% of the combined voting power. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. The covenants contained in our subsidiary credit facilities provide that a default will result if Mr. Commisso, together with one or more of our employees, ceases to own at least 50.1% of the combined voting power of our common stock.

      We may not be able to compete effectively in the highly competitive cable industry

      Our industry is highly competitive. The nature and level of the competition we face affects, among other things, how much we must spend to upgrade our cable systems, how much we must spend on marketing and promotions and the prices we can charge our customers. We may not have the resources necessary to compete effectively. Many of our present and potential competitors may have fewer regulatory burdens, substantially greater resources, greater brand name recognition and long-standing relationships with regulatory authorities. We expect advancements in communications technology, as well as changes in the marketplace, to occur in the future which may compete with services that our cable systems offer. The success of these ongoing and future developments could have an adverse impact on our business and operations.

      Continued growth of direct broadcast satellite operators could adversely affect our growth and profitability

      Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. The continued growth of direct broadcast satellite operators may adversely affect our growth and profitability. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage which cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets which we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

      Recent changes in the regulatory environment may introduce additional competitors in our markets

      Recent changes in federal law and recent administrative and judicial decisions have removed restrictions that have limited entry into the cable television industry by potential competitors such as telephone companies and registered utility holding companies. As a result, competition may materialize in our franchise areas from other cable television operators, other video programming distribution systems and other broadband telecommunications services to the home. For example, these developments will enable local telephone and utility companies to provide a wide variety of video services in their service areas which will be directly competitive with the services provided by cable systems in the same area.

      Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets

      Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an overbuild. While we currently face overbuilds in a limited number of our markets, we are unable to predict whether competitors will develop in other franchise areas that we serve. Moreover, we are unable to predict the impact these competitive ventures might have on our business and operations.

      We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services

      The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide open access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements. This same open access issue is also being considered by some local franchising authorities and several courts. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

      Our franchises are subject to non-renewal or termination by local authorities, which could cause us to lose our right to operate some of our systems

      Cable television companies operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. We may not be able to retain or renew our franchises and any renewals may not be on terms favorable to us. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems would have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, we use interest rate swap agreements in order to fix interest rates under debt contracts for the duration of the contract as a hedge against interest rate volatility. As of December 31, 2000, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under our bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, we do not anticipate nonperformance by the counterparties. We would have paid approximately $1.6 million at December 31, 2000 if the interest rate exchange agreements were terminated, inclusive of accrued interest. The table below provides information on our long-term debt. See Note 7 to our consolidated financial statements.

                                            Expected Maturity
                   ----------------------------------------------------------------------
                                          (All dollar amounts in thousands)
                     2001        2002        2003        2004        2005      Thereafter      Total      Fair Value
                   --------    --------    --------    --------    --------    ----------    ----------   ----------
Fixed rate         $     --    $     --    $     --    $     --    $     --    $  200,000    $  200,000    $187,000
Weighted average
  interest rate         8.5%        8.5%        8.5%        8.5%        8.5%          8.5%          8.5%

Fixed rate         $     --    $     --    $     --    $     --    $     --    $  125,000    $  125,000    $107,000
Weighted average
  interest rate         7.9%        7.9%        7.9%        7.9%        7.9%          7.9%          7.9%

Variable rate      $     --    $    750    $  2,000    $  2,000    $  2,000    $  655,250    $  662,000    $662,000
Weighted average
  interest rate         8.3%        8.3%        8.3%        8.3%        8.3%          8.3%          8.3%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               Contents
                                                                           Page
                                                                           ----

Report of Independent Public Accountants.................................    50
Consolidated Balance Sheets as of December 31, 2000 and 1999.............    51
Consolidated Statements of Operations for the Years Ended December 31,
   2000, 1999, and 1998..................................................    52
Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998................................    53
Consolidated Statements of Cash Flows for the Years Ended December 31,
   2000, 1999 and 1998...................................................    54
Notes to Consolidated Financial Statements...............................    55
Schedule II-Valuation and Qualifying Accounts............................    71

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mediacom Communications Corporation:

We have audited the accompanying consolidated balance sheets of Mediacom Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period then ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period then ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Stamford, Connecticut
February 16, 2001

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                                     December 31,
                                                                              --------------------------
                                                                                  2000           1999
                                                                              -----------    -----------
                                     ASSETS
Cash and cash equivalents ................................................... $     4,152    $     4,473
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $932 and $772, respectively ...........................................      13,500         12,149
Prepaid expenses and other assets ...........................................       4,255          4,376
Investments .................................................................       3,985          8,794
Investment in cable television systems:
   Inventory ................................................................      14,131         12,384
   Property, plant and equipment, at cost ...................................     841,549        700,696
   Less: accumulated depreciation ...........................................    (204,617)      (101,693)
                                                                              -----------    -----------
     Property, plant and equipment, net .....................................     636,932        599,003
   Intangible assets, net of accumulated amortization of $125,181 and
     $56,171, respectively ..................................................     686,009        588,103
                                                                              -----------    -----------
     Total investment in cable television systems ...........................   1,337,072      1,199,490
Other assets, net of accumulated amortization of $5,749 and $6,343,
   respectively .............................................................      17,008         43,599
                                                                              -----------    -----------
     Total assets ........................................................... $ 1,379,972    $ 1,272,881
                                                                              ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Debt ..................................................................... $   987,000    $ 1,139,000
   Accounts payable and accrued expenses ....................................      81,140         57,183
   Subscriber advances ......................................................       3,886          3,188
   Deferred revenue .........................................................      40,510         18,895
   Deferred tax liability ...................................................       5,815             --
                                                                              -----------    -----------
     Total liabilities ...................................................... $ 1,118,351    $ 1,218,266
                                                                              -----------    -----------
STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
     60,601,001 shares issued and outstanding as of December 31, 2000 .......         606             --
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
     29,342,990 shares issued and outstanding as of December 31, 2000 .......         293             --
   Additional paid-in capital ...............................................     538,642             --
   Capital contributions ....................................................          --        182,013
   Accumulated comprehensive (loss) income ..................................        (414)           261
   Accumulated deficit ......................................................    (277,506)      (127,659)
                                                                              -----------    -----------
     Total stockholders' equity .............................................     261,621         54,615
                                                                              -----------    -----------
     Total liabilities and stockholders' equity ............................. $ 1,379,972    $ 1,272,881
                                                                              ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in 000's, except per share amounts)

                                                              Years Ended December 31,
                                                        -----------------------------------
                                                           2000         1999         1998
                                                        ---------    ---------    ---------
Revenues .............................................. $ 332,050    $ 176,052    $ 129,297

Costs and expenses:
     Service costs ....................................   114,234       58,058       43,849
     Selling, general and administrative expenses .....    55,820       32,949       25,596
     Corporate expenses ...............................     6,029        6,951        5,797
     Depreciation and amortization ....................   178,331      101,065       65,793
     Non-cash stock charges ...........................    28,254       15,445           --
                                                        ---------    ---------    ---------
Operating loss ........................................   (50,618)     (38,416)     (11,738)
                                                        ---------    ---------    ---------
Interest expense, net .................................    68,955       37,817       23,994
Other expenses ........................................    30,024        5,087        4,058
                                                        ---------    ---------    ---------
Net loss before income taxes .......................... $(149,597)   $ (81,320)   $ (39,790)

Provision for income taxes ............................       250           --           --
                                                        ---------    ---------    ---------
Net loss .............................................. $(149,847)   $ (81,320)   $ (39,790)
                                                        =========    =========    =========
Basic and diluted loss per share ...................... $   (1.79)   $   (7.82)   $   (5.28)

Weighted average common shares outstanding ............    83,803       10,404        7,538

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                          (All dollar amounts in 000's)

                                             Class A    Class B    Additional                  Accumulated
                                              Common     Common      Paid-In      Capital     Comprehensive  Accumulated
                                               Stock      Stock      Capital   Contributions  (Loss) Income    Deficit      Total
                                             ---------  ---------  ----------  -------------  -------------  -----------  ---------
Balance, December 31, 1997                   $      --  $      --   $      --    $  30,990      $      --     $  (6,549)  $  24,441
   Comprehensive loss:
     Net loss                                       --         --          --           --             --       (39,790)
     Comprehensive loss                                                                                                   $ (39,790)
   Members' contributions                           --         --          --       94,000             --            --      94,000
                                             ---------  ---------   ---------    ---------      ---------     ---------   ---------
Balance, December 31, 1998                          --         --          --    $ 124,990             --     $ (46,339)  $  78,651
   Comprehensive loss:
     Net loss                                       --         --          --           --             --       (81,320)
     Unrealized gain on investments                 --         --          --           --            261            --
     Comprehensive loss                                                                                                   $ (81,059)
   Members' contributions                           --         --          --       10,500             --            --      10,500
   Non-cash contributions                           --         --          --        6,606             --            --       6,606
   Non-cash contribution for the
     reduction of management fees                   --         --          --       25,100             --            --      25,100
   Equity issued to management                      --         --          --       27,016             --            --      27,016
   Non-vested portion of equity
     granted to management                          --         --          --      (12,199)            --            --     (12,199)
                                             ---------  ---------   ---------    ---------      ---------     ---------   ---------
Balance, December 31, 1999                   $      --  $      --   $      --    $ 182,013      $     261     $(127,659)  $  54,615
   Comprehensive loss:
     Net loss                                       --         --          --           --             --      (149,847)
     Unrealized loss on investments,
        net of deferred taxes                       --         --          --           --           (675)           --
     Comprehensive loss                                                                                                   $(150,522)
   Issuance of common stock in
     exchange for membership interests             407        293     181,313     (182,013)            --            --          --
   Issuance of common stock in initial
     public offering, net of issuance costs        200         --     353,895           --             --            --     354,095
   Issuance of common stock in
     employee stock purchase plan                   --         --         310           --             --            --         310
   Repurchase of Class A common stock               (1)        --        (657)          --             --            --        (658)
   Vesting of equity granted to
     management, net of forfeiture                  --         --       3,781           --             --            --       3,781
                                             ---------  ---------   ---------    ---------      ---------     ---------   ---------
Balance, December 31, 2000                   $     606  $     293   $ 538,642    $      --      $    (414)    $(277,506)  $ 261,621
                                             =========  =========   =========    =========      =========     =========   =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)

                                                                                          Years Ended December 31,
                                                                                     ---------------------------------
                                                                                        2000        1999        1998
                                                                                     ---------   ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss .......................................................................  $(149,847)  $ (81,320)  $ (39,790)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Accretion of interest on seller note .........................................         --         225         287
     Depreciation and amortization ................................................    178,331     101,065      65,793
     Impairment of available-for-sale securities ..................................     28,488          --          --
     Vesting of management stock ..................................................      3,781      14,817
     Other non-cash charges .......................................................     24,473       7,234          --
     Amortization of SoftNet revenue ..............................................     (2,502)       (142)         --
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable .............................................       (980)        429      (1,437)
       Prepaid expenses and other assets ..........................................        491      (2,211)        329
       Accounts payable and accrued expenses ......................................     13,296      13,031      27,522
       Subscriber advances ........................................................        320         480         852
       Deferred revenue ...........................................................       (324)        608          --
                                                                                     ---------   ---------   ---------
         Net cash flows provided by operating activities ..........................     95,527      54,216      53,556
                                                                                     ---------   ---------   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures ...........................................................   (183,518)    (86,669)    (53,721)
   Acquisitions of cable television systems .......................................   (112,142)   (764,253)   (343,330)
   Other, net .....................................................................     (1,450)       (626)        (34)
                                                                                     ---------   ---------   ---------
         Net cash flows used in investing activities ..............................   (297,110)   (851,548)   (397,085)
                                                                                     ---------   ---------   ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings .................................................................    318,000     995,700     488,200
   Repayment of debt ..............................................................   (470,000)   (194,830)   (223,350)
   Net proceeds from sale of Class A common stock .................................    354,095          --          --
   Issuance of common stock in employee stock purchase plan .......................        310          --          --
   Repurchase of Class A common stock .............................................       (658)         --          --
   Capital contributions ..........................................................         --      10,500      94,000
   Financing costs ................................................................       (485)    (11,777)    (14,136)
                                                                                     ---------   ---------   ---------
         Net cash flows provided by financing activities ..........................    201,262     799,593     344,714
                                                                                     ---------   ---------   ---------
         Net (decrease) increase in cash and cash equivalents .....................       (321)      2,261       1,185

CASH AND CASH EQUIVALENTS, beginning of year ......................................      4,473       2,212       1,027
                                                                                     ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year ............................................  $   4,152   $   4,473   $   2,212
                                                                                     =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest .........................................  $  74,811   $  28,639   $  21,127
                                                                                     =========   =========   =========
   Cash paid during the year for taxes ............................................  $      50   $      --   $      --
                                                                                     =========   =========   =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

      Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2000, the Company had acquired and was operating cable systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

      MCC was organized in November 1999 as a Delaware corporation and completed an initial public offering on February 9, 2000. Prior to the initial public offering, MCC had no assets, liabilities, contingent liabilities or operations. Immediately prior to the completion of its initial public offering, MCC issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company organized in July 1995. Mediacom LLC commenced operations in March 1996 and serves as a holding company for the Company's operating subsidiaries. Each operating subsidiary is wholly-owned by Mediacom LLC, except for a 1.0% ownership interest in a subsidiary, Mediacom California LLC, that is held by Mediacom Management Corporation ("Mediacom Management").

      Prior to February 9, 2000, Mediacom LLC conducted its affairs pursuant to an amended and restated operating agreement among its members. Pursuant to this amended and restated operating agreement, net losses were generally allocated first to the Commisso Members (the "Primary Members"), as defined therein, including the Chairman and Chief Executive Officer of MCC (the "Manager"), and the balance of the net losses to the other members ratably in accordance with their respective membership units. On February 9, 2000, the amended and restated operating agreement was further amended to reflect MCC as the sole member and manager of Mediacom LLC.

(2) Summary of Significant Accounting Policies

      Basis of Preparation of Consolidated Financial Statements

      The consolidated financial statements include the accounts of MCC and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition

      Revenues include amounts billed to customers for services provided, installations, advertising and others. Revenues from basic, premium, pay-per-view and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct selling costs incurred. Additional installation revenues collected, if any, are deferred and amortized to income over the estimated average life of a subscriber. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Concentration of Credit Risk

      The Company's accounts receivable is comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.

      Investments

      Investments consist of equity securities. Management classifies these securities as available-for-sale securities under the provisions defined in the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value, with unrealized gains and losses reported as a component of accumulated comprehensive income. If a decline in the fair value of the security is judged to be other than temporary, a realized loss will be recorded.

      Inventory

      Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and are stated at the lower of cost or market. Cost is determined using the average cost method.

      Property, Plant and Equipment

      Property, plant and equipment is recorded at purchased and capitalized cost. The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. The Company capitalized interest of approximately $5.3 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets.

      Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

      Depreciation is calculated on a straight-line basis over the following useful lives:

      Buildings...................................      45 years
      Leasehold improvements......................      Life of respective lease
      Cable systems and equipment.................      5 to 10 years
      Subscriber devices..........................      5 years
      Vehicles....................................      5 years
      Furniture, fixtures and office equipment....      5 to 10 years

      Intangible Assets

      Intangible assets include franchising costs, goodwill, subscriber lists and covenants not to compete. Amortization of intangible assets is calculated on a straight-line basis over the following lives:

      Franchising costs............................     15 years
      Goodwill                                          15 years
      Subscriber lists.............................     5 years
      Covenants not to compete.....................     3 to 7 years

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Impairment of Long-Lived Assets

      The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. There has been no impairment of long-lived assets of the Company under SFAS 121.

      Other Assets

      Other assets include financing costs of approximately $17.0 million and $19.1 million and a deferred stock expense of approximately $0 and $24.5 million as of December 31, 2000 and 1999, respectively. Financing costs incurred to raise debt are deferred and amortized over the expected term of such financings. The deferred stock expense was recognized during 2000 as a non-cash stock charge in the consolidated statements of operations. (See Note 10).

      Comprehensive Loss

      During 1999, the Company adopted Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. In accordance with SFAS 130, the Company records temporary unrealized gains and losses on investments as a component of accumulated comprehensive income.

      Income Taxes

      Prior to MCC's initial public offering, Mediacom LLC, the predecessor company to MCC, was a New York limited liability company and was not required to account for income taxes. Currently, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. (See Note 9).

      Stock Options

      The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"). See Note 16 for pro forma information relating to treatment of the Company's stock option plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

      Segment Reporting

      In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," segments have been identified based upon management responsibility. Management has identified one reportable segment, cable services.

      Reclassifications

      Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Recent Accounting Pronouncements

      In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company estimates the impact of the adoption of SFAS 133, as amended, will result in an after tax charge of approximately $1.6 million which will be reflected as a change in accounting principle in 2001.

      In March 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 does not apply to the Company's basic cable television business. The Company will continue to account for revenues based upon Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies." SAB 101 will not have a material impact on the Company's results of operations and consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events as if they had occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 does not have a material impact on the Company's results of operations and consolidated financial statements.

(3) Loss per Share

      The Company calculates loss per share in accordance with Statement Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. The Company does not have any additional securities outstanding that would have a dilutive effect on the weighted average common shares outstanding. The effect of stock options was anti-dilutive because the Company generated net losses for the periods presented. Accordingly, diluted loss per share equaled basic loss per share.

      The following table summarizes the Company's calculation of basic and diluted loss per share for the years ended December 31, 2000, 1999 and 1998:

                                                        2000             1999          1998
                                                     ---------        ---------     ---------
                                                     (in thousands, except per share amounts)

      Net loss.....................................  $(149,847)       $(81,320)     $(39,790)
      Basic and diluted loss per share.............  $   (1.79)       $  (7.82)     $  (5.28)
      Weighted average common shares outstanding...     83,803          10,404         7,538

      The weighted average shares outstanding for the years ended December 31, 1999 and 1998 is computed based on the conversion ratio used to exchange Mediacom LLC's membership units for shares of MCC's common stock upon MCC's initial public offering. (See Note 15).

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Acquisitions

      The Company has completed the undernoted acquisitions (the "Acquired Systems") in 2000 and 1999. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

      2000

      During 2000, the Company completed nine acquisitions of cable systems serving 53,000 basic subscribers for an aggregate purchase price of $109.2 million, including a $2.5 million deferred conditional payment to a seller. The cable systems serve communities in Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. The aggregate purchase price has been allocated as follows: approximately $48.2 million to property, plant and equipment, and approximately $58.5 million to intangible assets. Additionally, approximately $2.7 million of direct acquisition costs have been allocated to property, plant and equipment and intangible assets. These acquisitions were financed with borrowings under the Company's credit facilities. (See Note 7).

      1999

      On October 15, 1999, the Company acquired the stock of Zylstra Communications Corporation (the "Zylstra Systems"), for a purchase price of approximately $19.5 million. Zylstra owned and operated cable systems serving approximately 14,000 subscribers in Iowa, Minnesota and South Dakota. The purchase price has been allocated as follows: $7.8 million to property, plant and equipment, and $11.7 million to intangible assets. Additionally, approximately $400,000 of direct acquisition costs has been allocated to property, plant and equipment and intangible assets. The Zylstra acquisition was financed with borrowings under the Company's credit facilities. (See Note 7).

      On November 5, 1999, the Company acquired the assets of cable systems owned by Triax Midwest Associates, L.P. (the "Triax Systems"), for a purchase price of approximately $740.1 million. The Triax Systems served approximately 344,000 subscribers primarily in Illinois, Indiana, and Minnesota. The purchase price has been allocated based on an independent appraisal as follows: $198.3 million to property, plant and equipment, and $541.8 million to intangible assets. Additionally, approximately $13.5 million of direct acquisition costs has been allocated to property, plant and equipment, intangible assets and other assets. The Triax acquisition was financed with $10.5 million of additional equity contributions from Mediacom LLC's members and borrowings under the Company's credit facilities. (See Notes 7 and 8).

      Summarized below are the pro forma unaudited results of operations for the years ended December 31, 2000 and 1999, assuming the purchase of the Acquired Systems had been consummated as of January 1, 1999. Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed on the date indicated or which may be obtained in the future.

                                                                                         2000             1999
                                                                                     ------------     ----------
                                                                                      (in thousands, except per
                                                                                            share amounts)
                                                                                              (unaudited)
      Revenues...................................................................    $    348,391     $  318,086
      Operating loss.............................................................         (50,923)       (39,013)
      Net loss...................................................................        (151,106)      (139,005)
      Basic and diluted loss per share...........................................    $      (1.80)    $   (13.36)
      Weighted average common shares outstanding.................................          83,803         10,404

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Property, Plant and Equipment

      As of December 31, 2000 and 1999, property, plant and equipment consisted of:

                                                                                         2000           1999
                                                                                     -----------      ---------
                                                                                        (dollars in thousands)
      Land and land improvements.................................................    $       578      $     414
      Buildings and leasehold improvements.......................................         12,024          6,171
      Cable systems, equipment and subscriber devices............................        802,450        682,305
      Vehicles...................................................................         17,898          7,211
      Furniture, fixtures and office equipment...................................          8,599          4,595
                                                                                     -----------      ---------
                                                                                     $   841,549      $ 700,696
      Accumulated depreciation...................................................       (204,617)      (101,693)
                                                                                     -----------      ---------
                                                                                     $   636,932      $ 599,003
                                                                                     ===========      =========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $107.0 million, $59.2 million and $39.7 million, respectively.

(6) Intangible Assets

      The following table summarizes the net asset value for each intangible asset category as of December 31, 2000 and 1999 (dollars in thousands):

                                      Gross Asset    Accumulated   Net Asset
      2000                                Value     Amortization     Value
                                      -----------   ------------   ---------
      Franchising costs ..........      $651,952      $ 59,151      $592,801
      Goodwill ...................        19,514         1,990        17,524
      Subscriber lists ...........       134,024        60,668        73,356
      Covenants not to compete ...         5,700         3,372         2,328
                                        --------      --------      --------
                                        $811,190      $125,181      $686,009
                                        ========      ========      ========

                                      Gross Asset    Accumulated   Net Asset
      1999                                Value     Amortization     Value
                                      -----------   ------------   ---------
      Franchising costs ..........      $539,221      $ 18,174      $521,047
      Goodwill ...................         8,447         1,163         7,284
      Subscriber list ............        91,746        34,552        57,194
      Covenants not to compete ...         4,860         2,282         2,578
                                        --------      --------      --------
                                        $644,274      $ 56,171      $588,103
                                        ========      ========      ========

      Amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $71.3 million, $41.9 million and $26.1 million, respectively.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Debt

      As of December 31, 2000 and 1999, debt consisted of:

                                                    2000           1999
                                                  --------      ----------
                                                    (dollars in thousands)
      8 1/2% Senior Notes(a) ...............      $200,000      $  200,000
      7 7/8% Senior Notes(b) ...............       125,000         125,000
      Bank Credit Agreements(c) ............       662,000         814,000
                                                  --------      ----------
                                                  $987,000      $1,139,000
                                                  ========      ==========

      (a) On April 1, 1998, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a Delaware corporation, jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due on April 15, 2008 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes are unsecured obligations of the Company, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. The Company was in compliance with the indenture governing the 8 1/2% Senior Notes as of December 31, 2000.

      (b) On February 26, 1999, Mediacom LLC and Mediacom Capital jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 15, 2011 (the "7 7/8% Senior Notes"). The
            7 7/8% Senior Notes are unsecured obligations of the Company, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of the Company. The Company was in compliance with the indenture governing the 7 7/8% Senior Notes as of December 31, 2000.

      (c) On September 30, 1999, the Company entered into credit facilities in the aggregate amount of $550.0 million, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires on March 31, 2008, subject to earlier expiration on June 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount of the reducing revolver. The Mediacom USA Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility.

            On November 5, 1999, the Company entered into other credit facilities in the aggregate amount of $550.0 million, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement", and together with the Mediacom USA Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on June 30, 2008, subject to earlier expiration on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The reducing revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount of the reducing revolver. The Mediacom Midwest Credit Agreement requires mandatory reductions of the reducing revolver facility from excess cash flow, as defined therein, beginning December 31, 2002. The Midwest Credit Agreement provides for interest at varying rates

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility.

            The Bank Credit Agreements require the Company to maintain compliance with certain financial covenants including, but not limited to, leverage, interest coverage and pro forma debt service coverage ratios, as defined therein. The Bank Credit Agreements also require the Company to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Bank Credit Agreements as of December 31, 2000.

            The Bank Credit Agreements are secured by Mediacom LLC's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. At December 31, 2000, the Company had $436.6 million of unused bank commitments under the Bank Credit Agreements.

            The average interest rate on debt outstanding under the Bank Credit Agreements was 8.3% and 8.0% for the three months ended December 31, 2000 and December 31, 1999, respectively, before giving effect to the interest rate swap agreements discussed below.

      The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of December 31, 2000, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under our bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, the Company does not anticipate nonperformance by the counterparties

      The fair value of the swaps is the estimated amount that the Company would receive or pay to terminate the swaps, taking into account current interest rates and the current creditworthiness of the swap counterparties. At December 31, 2000, the Company would have paid approximately $1.6 million if the swaps were terminated, inclusive of accrued interest.

      The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the senior bank debt approximates the carrying value. The fair value at December 31, 2000 of the 8 1/2% Senior Notes and the 7 7/8% Senior Notes was approximately $187.0 million and $107.0 million, respectively.

      The stated maturities of all debt outstanding as of December 31, 2000 are as follows (dollars in thousands):

           2001 ...................................               $     --
           2002 ...................................                    750
           2003 ...................................                  2,000
           2004 ...................................                  2,000
           2005 ...................................                  2,000
           Thereafter .............................                980,250
                                                                  --------
                                                                  $987,000
                                                                  ========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Stockholders' Equity

      On February 9, 2000, MCC completed an initial public offering of 20,000,000 shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts and other expenses of approximately $25.9 million, were $354.1 million. Immediately prior to the completion of the initial public offering, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom LLC. For the years ended December 31, 1999 and 1998, Mediacom LLC received equity contributions from its members of $10.5 million and $94.0 million, respectively.

      In May 2000, the Company announced that its Board of Directors had authorized a repurchase program pursuant to which MCC may purchase up to $50.0 million of its Class A common stock, in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During 2000, MCC repurchased 80,000 shares of its Class A common stock for an aggregate cost of $658,000 at share prices ranging from $8.00 to $10.75 per share.

      As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Employee Stock Purchase Plan ("ESPP"). Under this plan, all employees were allowed to participate in the purchase of MCC's Class A Common Stock at a 15% discount on the date of the allocation. On July 31, 2000, approximately 24,000 shares were purchased by the participants of the ESPP with net proceeds to the Company of approximately $310,000. Compensation was not recorded on the distribution of these shares in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

(9) Income Tax

      The accompanying consolidated statements of operations for the year ended December 31, 2000 include a provision for income taxes of approximately $250,000. This provision relates to minimum state and local taxes and capital taxes that the Company is required to pay in certain jurisdictions. Since Mediacom LLC, the predecessor company to MCC, was a New York limited liability company and not subject to federal or state income taxes, no provision for income taxes was recorded for the year ended December 31, 1999 and 1998. At December 31, 2000, the Company had net operating loss carry-forwards of approximately $101.2 million which will expire in 2020. The tax benefit of such operating loss carry-forwards will be credited to income when realization is considered more likely than not.

      A reconciliation of the income tax provision at the United States federal statutory rate to the actual income tax expense for the year ended December 31, 2000 is as follows (dollars in thousands):

      Tax benefit at the United States statutory rate ....       $(52,359)
      Compensation due to issuance of stock ..............         11,423
      State taxes, net of federal tax benefit ............            250
      Other ..............................................              5
      Losses not benefited ...............................         40,931
                                                                 --------
           Total income tax provision ....................       $    250
                                                                 ========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company's net deferred tax liability consisted of the following amounts of deferred tax assets and liabilities as of December 31, 2000 (dollars in thousands):

      Deferred tax asset:
           Deferred revenue ..............................       $ 13,949
           Tax over book basis of intangible assets ......         16,832
           Realized loss on marketable securities ........         11,518
           Unrealized loss on marketable securities ......            180
           Reserves and other ............................          2,306
           Net operating loss carryforwards ..............         40,931
                                                                 --------
      Gross tax assets ...................................         85,716
           Less: Valuation allowance .....................        (29,011)
                                                                 --------
      Deferred tax assets ................................       $ 56,705

      Deferred tax liabilities:
           Book over tax basis of depreciable assets .....       $ 50,890
                                                                 --------
      Deferred tax liability .............................       $ 50,890
                                                                 --------
      Net deferred tax liability .........................       $  5,815
                                                                 ========

(10) Related Party Transactions

      Prior to MCC's initial public offering in February 2000, separate management agreements with each of Mediacom LLC's operating subsidiaries provided for Mediacom Management to be paid compensation for management services performed for the Company. Until November 19, 1999, under such agreements, Mediacom Management was entitled to receive annual management fees calculated as follows: (i) 5.0% of the first $50.0 million of annual gross operating revenues of the Company; (ii) 4.5% of such revenues in excess thereof up to $75.0 million; and (iii) 4.0% of such revenues in excess of $75.0 million. Effective November 19, 1999, the management agreements with Mediacom Management were amended in connection with an amendment to Mediacom LLC's operating agreement to provide annual management fees equal to 2.0% of annual gross revenues. In connection with this amendment to Mediacom LLC's operating agreement, Mediacom Management also agreed to waive all management fees incurred from July 1, 1999 through November 19, 1999 by Mediacom LLC's operating subsidiaries in the amount of approximately $2.8 million. The amount waived is included in capital contributions in the consolidated balance sheets. Upon MCC's initial public offering in February 2000, all management agreements with Mediacom Management were terminated. The Company incurred management fees under the agreements with Mediacom Management of approximately $559,000, $7.0 million (including the $2.8 million waived) and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      Also in connection with this amendment to the operating agreement, the Company recorded a deferred stock expense in 1999 of approximately $25.1 million for which additional membership units of Mediacom LLC were issued to the Manager. This deferred expense represented the future benefit of reduced management fees. During 1999, the Company recorded a non-cash stock charge of approximately $628,000 in its consolidated statements of operations for the amortization of the future benefit. The remaining balance of approximately $24.5 million was recognized as a non-cash expense during the year ended December 31, 2000 as a result of MCC's initial public offering and the termination of all management agreements with Mediacom Management. (See Note 15).

      Mediacom Management also agreed to waive its right to all future acquisition fees, including the $3.8 million fee related to the acquisitions of the Triax and Zylstra systems during 1999, as part of this amendment to the operating agreement described above. For the years ended December 31, 1999 and 1998, the Company incurred acquisition fees of approximately $3.8 million and $3.3 million, respectively. Acquisition fees are included in other expenses in the consolidated statements of operations. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Certain of the Company's shareholders are financial institutions who perform various investment banking and commercial banking services. For the years ended December 31, 2000, 1999 and 1998, the Company paid approximately $450,000, $8.9 million and $10.2 million for services performed, respectively.

(11) Employee Benefit Plans

      Substantially all employees of the Company are eligible to participate in a deferred arrangement pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such arrangement, eligible employees may contribute up to 15% of their current pre-tax compensation to the Plan. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $627,000, $302,000 and $264,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(12) Commitments and Contingencies

      Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $2.5 million, $1.3 million and $588,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

      2001 ......................................                   $2,146
      2002 ......................................                    1,717
      2003 ......................................                    1,120
      2004 ......................................                      902
      2005 ......................................                      752

      In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $3.0 million, $1.8 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      As of December 31, 2000, approximately $1.4 million of letters of credit were issued in favor of various parties to secure the Company's performance relating to insurance and franchise requirements and pole rentals.

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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The FCC and Congress continue to be concerned that rates for regulated programming services are rising at a rate exceeding inflation. It is therefore possible that the FCC will further restrict the ability of cable television operators to implement rate increases or Congress will enact legislation to effect the same outcome.

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

(13) SoftNet

      In November 1999, the Company completed an agreement with SoftNet Systems, Inc. ("SoftNet") to deploy SoftNet's high-speed Internet access services throughout the Company's cable television systems. In addition to a revenue sharing arrangement with SoftNet, the Company received 3.5 million shares of SoftNet's common stock of which approximately 2.2 million shares were vested and non-forfeitable as of December 31, 2000. Upon vesting into shares of SoftNet common stock pursuant to the SoftNet agreement, the Company recorded deferred revenue. As of December 31, 2000 and 1999, this deferred revenue amounted to approximately $30.2 million and $8.4 million, respectively, net of amortization recorded. The Company is recognizing this deferred revenue over the life of the SoftNet agreement. For the years ended December 31, 2000 and 1999, the Company recognized such revenue of approximately $2.5 million and $142,000, respectively.

      For the year ended December 31, 2000, relating to the decline in value of the Company's investment in SoftNet common stock that was deemed other than temporary, the Company recorded a non-cash charge of approximately $28.5 million as a realized loss in other expenses in its consolidated statements of operations.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Employment Arrangements

      During 1999, the Company recorded a deferred non-cash stock expense of approximately $27.0 million relating to the grant of membership units of Mediacom LLC to certain members of management for past and future services. These units will vest over five years and are subject to forfeiture penalties during the three year period between the date the membership units become vested and the date the employee leaves the Company. Forfeited units will revert to the Manager. At MCC's initial public offering, all outstanding membership units were redeemed and converted to common shares of MCC. Future vesting under these employment arrangements will be in common shares of MCC (See Note 15). For the years ended December 31, 2000 and 1999, Mediacom LLC recorded a non-cash stock charge of approximately $3.8 million and $14.8 million, respectively, in its consolidated statements of operations, relating to the vested and non-forfeitable membership units. As of December 31, 2000 and 1999, the balance of approximately $8.4 and $12.2 million, respectively, relating to the non-vested and forfeitable membership units, was recorded as additional paid in capital in the consolidated balance sheets and is being amortized as a non-cash stock expense over a period of five to eight years.

(15) Events Relating to Initial Public Offering

      Prior to MCC's initial public offering on February 9, 2000, additional membership interests were issued to all members of Mediacom LLC in accordance with a formula set forth in the amended and restated operating agreement, which was based upon a valuation of Mediacom LLC established at the time of the initial public offering. A provision in the operating agreement eliminated a certain portion of the special allocation of membership interests awarded to Primary Members based upon a valuation of Mediacom LLC. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom LLC's management agreements with Mediacom Management effective November 19, 1999 (See Note 10), the Primary Members were issued new membership interests in Mediacom LLC immediately prior to the initial public offering representing 16.5% of the aggregate equity value of Mediacom LLC. These newly issued membership interests were exchanged for shares of MCC Class B common stock immediately prior to the completion of the initial public offering.

      The management agreements between Mediacom Management and each of MCC's operating subsidiaries were terminated at the time of the initial public offering and Mediacom Management's employees became MCC's employees and its corporate expense became MCC's corporate expense. The management fee expenses recorded prior to the initial public offering are reflected as corporate expenses in the consolidated statements of operations.

      As a result of the initial public offering and the termination of the management agreements with Mediacom Management, a deferred non-cash stock expense of $24.5 million was recorded, relating to future benefits associated with the continuation of such management agreements. This charge was recorded for the year ended December 31, 2000 as a non-cash stock charge in the consolidated statements of operations. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.

(16) Stock Options

      As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan for officers, directors and employees. Options granted under this plan have a ten-year life and vest at various times over a five-year period. Our Board of Directors authorized 9,000,000 shares of common stock to be granted as options under this plan. A maximum of 7,000,000 of these shares of common stock may be granted as incentive stock options. As of December 31, 2000, options for 3,011,000 shares (the "Employee Options") had been granted under the 1999 Stock Option Plan, consisting of 2,062,108 shares of Class A common stock and 948,892 shares of Class B common stock.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition to the above stock option grants, immediately prior to the completion of the initial public offering, the Primary Members received options to purchase 7,200,000 shares of Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom LLC. With the exception of such options held by the Manager to purchase approximately 6,900,000 shares of common stock, such options: (i) vest over five years which vesting period is deemed to have commenced for these Primary Members on various dates prior to the initial public offering; and (ii) are subject to forfeiture penalties to the Manager during the three year period between the date the options become vested and the date the Primary Member terminates employment with the Company. The options to purchase 6,900,000 shares of common stock held by the Manager were fully vested upon completion of the initial public offering.

      The following table summarizes information concerning stock option activity as of December 31, 2000:

                                                                                           Average
                                                                           Shares           Price
                                                                        -----------       --------
      Outstanding at January 1, 2000 .............................               --             --
      Granted ....................................................       10,211,000       $  18.93
      Exercised ..................................................               --             --
      Forfeited ..................................................         (303,990)      $  19.00
                                                                        -----------       --------
      Outstanding at end of period ...............................        9,907,010       $  18.93
                                                                        ===========       ========
      Options exercisable at end of period .......................        8,187,041       $  19.00
      Weighted average fair value of options granted during period                        $  10.13

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      MCC applied APB 25 in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for any option grants in the accompanying statements of operations since the price of the options was at their fair market value at the date of grant. FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The weighted average fair value of all of the Employee Options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
(i) risk free average interest rate of 6.2%; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation costs been recorded for the Employee Options under SFAS 123, MCC's net loss and basic and diluted loss per share would have been increased from the "as reported" amounts to the "pro forma" amounts as follows:

                                                Years Ended December 31,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------
                                               (in thousands, except per
                                                     share amounts)
      Net loss:
           As reported ................      $  (149,847)      $   (81,320)
           Pro forma ..................      $  (159,499)      $   (81,320)
      Basic and diluted loss per share:
           As reported ................      $     (1.79)      $     (7.82)
           Pro forma ..................      $     (1.90)      $     (7.82)

      Excluded from the above pro forma calculation are the 7,200,000 additional stock options issued to the Primary Members discussed above since these options were issued in exchange for consideration representing their fair value.

      The following table summarizes information concerning stock options outstanding as of December 31, 2000:

                                              Options Outstanding                    Options Exercisable
                               ---------------------------------------------    ----------------------------
                                                    Weighted-
                                                     Average      Weighted-         Number        Weighted-
      Range of                      Number          Remaining      Average      Exercisable at     Average
      Exercise                  Outstanding at     Contractual     Exercise      December 31,      Exercise
      Prices                   December 31, 2000      Life          Price            2000           Price
      --------                 -----------------   -----------    ----------    --------------   -----------
      $8.00 to $12.00......           56,000        9.3 years     $     8.43              --              --
      $12.00 to $18.00.....           35,000        9.9 years          16.18              --              --
      $19.00...............        9,816,010        5.4 years          19.00       8,187,041     $     19.00
                                   ---------        ---------                      ---------
                                   9,907,010        5.5 years                      8,187,041
                                   =========        =========                      =========

(17) Selected Quarterly Financial Data (Unaudited)

                                                  First         Second          Third          Fourth
                                                 Quarter        Quarter        Quarter        Quarter
                                                 -------        -------        -------        -------
                                                      (in thousands, except per share amounts)
      2000
      ----

      Revenues ...........................      $ 77,440       $ 82,595       $ 84,478       $ 87,537
      Operating loss .....................       (30,757)        (5,425)        (5,665)        (8,771)
      Net loss ...........................       (54,226)       (18,708)       (22,965)       (53,948)
      Basic and diluted loss per share ...         (0.83)         (0.21)          (.26)          (.60)
      Weighted average common
        shares outstanding ...............        65,223         89,974         89,936         89,944

      1999
      ----

      Revenues ...........................      $ 36,000       $ 38,178       $ 39,052       $ 62,822
      Operating loss .....................        (5,093)        (4,425)        (6,943)       (21,955)
      Net loss ...........................       (12,466)       (11,178)       (14,373)       (43,303)
      Basic and diluted loss per share ...         (1.58)         (1.42)         (1.82)         (2.43)
      Weighted average common
        shares outstanding ...............         7,895          7,895          7,895         17,849

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Subsequent Events

      As of January 31, 2001, the Company and SoftNet mutually agreed to terminate their affiliate relationship. The Company is in the process of transitioning its cable modem customers to the Excite@Home service. In the first quarter of 2001, the Company will recognize the deferred revenue that resulted from the Company's receipt of SoftNet shares in 1999 and the subsequent vesting thereof. Such deferred revenue will be recorded as other income in the Company's consolidated statements of operations.

      On January 24, 2001, Mediacom LLC and Mediacom Capital completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes will be payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of outstanding indebtedness under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds is being used for general corporate purposes.

      On February 7, 2001, the Company filed a registration statement with the Securities and Exchange Commission under which it may sell any combination of common and preferred stock, debt securities, warrants and subscription rights, for a maximum aggregate amount of $1.0 billion. The Securities and Exchange Commission declared this registration statement effective on February 13, 2001.

      On February 26, 2001, the Company entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. The Company expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's subsidiary existing credit facilities. These pending transactions are expected to close in the second or third quarter of 2001, subject to customary closing conditions and the receipt of regulatory and other approvals.

                                                                     Schedule II

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                                  Balance at        Additions
                                                 beginning of    charged to costs                   Balance at
                                                    period         and expenses     Deductions     end of period
                                                 ------------    ----------------   ----------     -------------
      December 31, 1998
           Allowance for doubtful accounts
               Current receivables .......          $   56            $1,694          $1,452          $  298
           Acquisition reserves(1)
               Accrued expenses ..........          $   --            $4,120          $   --          $4,120

      December 31, 1999
           Allowance for doubtful accounts
               Current receivables .......          $  298            $  975          $  501          $  772
           Acquisition reserves(1)
               Accrued expenses ..........          $4,120            $1,530          $   --          $5,650

      December 31, 2000
           Allowance for doubtful accounts
               Current receivables .......          $  772            $2,533          $2,373          $  932
           Acquisition reserves(1)
               Accrued expenses ..........          $5,650            $2,134          $2,402          $5,382

----------
(1) Additions were recorded in connection with purchase accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to our Proxy Statement for the 2001 Annual Meeting of Stockholders.

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

(b) Exhibits

      The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number                             Exhibit Description
-------                            -------------------

2.1 Asset Purchase Agreement, dated April 29, 1999 between Mediacom LLC and Triax Midwest Associates, L.P.(1)

2.2 Stock Purchase Agreement, dated May 25, 1999 among Mediacom LLC, Charles D. Zylstra, Kara M. Zylstra and Trusts created under the Will dated June 3, 1982 of Roger E. Zylstra, deceased, for the benefit of Charles D. Zylstra and Kara M. Zylstra (2)

2.3 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri)

2.4 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia)

2.5 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois)

2.6 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois)

3.1 Restated Certificate of Incorporation of Mediacom Communications Corporation (3)

3.2         By-laws of Mediacom Communications Corporation (3)

4.1         Form of certificate evidencing share of Class A common stock(3)

4.2 Indenture relating to 8 1/2% senior notes due 2008 of Mediacom LLC and Mediacom Capital Corporation (4)

4.3 Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation (5)

4.4 Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation

10.1(a) Credit Agreement dated as of September 30, 1999 for the Mediacom USA Credit Facility (3)

10.1(b) Amendment No. 1 dated December 17, 1999 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders.

10.1(c) Amendment No. 2 dated February 4, 2000 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders.

10.2(a) Credit Agreement dated as of November 5, 1999 for the Mediacom Midwest Credit Facility (3)

10.2(b) Amendment No. 1 dated December 17, 1999 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders.

10.2(c) Amendment No. 2 dated February 4, 2000 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders.

10.3*       1999 Stock Option Plan (3)

10.4 Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc. (3)

10.5*       1999 Employee Stock Purchase Plan (3)

10.6        Fifth Amended and Restated Operating Agreement of Mediacom LLC (6)

21.1        Subsidiaries of Mediacom Communications Corporation

23.1        Consent of Arthur Andersen LLP

(c) Financial Statement Schedule

      None.

(d) Reports on Form 8-K

      None.

----------
*     Compensatory plan

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

(4) Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-57285) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(5) Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-85893) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(6) Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDIACOM COMMUNICATIONS CORPORATION

March 27, 2001                         BY:      /S/ ROCCO B. COMMISSO
                                           ----------------------------------
                                           Rocco B. Commisso
                                             Chairman and Chief
                                             Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----


  /S/ ROCCO B. COMMISSO     Chairman and Chief Executive         March 27, 2001
--------------------------    Officer (principal executive
     Rocco B. Commisso        officer)


    /S/ MARK E. STEPHAN     Senior Vice President, Chief         March 27, 2001
--------------------------    Financial Officer, Treasurer and
      Mark E. Stephan         Director (principal financial
                              officer and principal accounting
                              officer)

 /S/ WILLIAM S. MORRIS III
--------------------------
   William S. Morris III    Director                             March 27, 2001


   /S/ CRAIG S. MITCHELL
--------------------------
     Craig S. Mitchell      Director                             March 27, 2001


/S/ THOMAS V. REIFENHEISER
--------------------------
  Thomas V. Reifenheiser    Director                             March 27, 2001


  /S/ NATALE S. RICCIARDI
--------------------------
    Natale S. Ricciardi     Director                             March 27, 2001


  /S/ ROBERT L. WINIKOFF
--------------------------
    Robert L. Winikoff      Director                             March 27, 2001