Form 10-Q
period 2001-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2001-05-15
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

                                Yes  X     No
                                   ----   ----

     As of March 31, 2001, there were 60,618,923 shares of Class A common stock and 29,342,990 shares of Class B common stock outstanding.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            Page
                                                                            ----

Item 1.  Financial Statements

           Consolidated Balance Sheets -
              March 31, 2001 (unaudited) and December 31, 2000............... 1

           Consolidated Statements of Operations and Comprehensive Loss-
              Three Months Ended March 31, 2001 and 2000 (unaudited)......... 2

           Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2001 and 2000 (unaudited)......... 3

           Notes to Consolidated Financial Statements (unaudited)............ 4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 8

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk.......................................................14


                                 PART II
                                 -------

Item 6.  Exhibits and Reports on Form 8-K....................................15

                            ------------------------

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year-ended December 31, 2000 and other reports that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I
                                     ------

ITEM 1.  FINANCIAL STATEMENTS

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                                      March 31,        December 31,
                                                                                        2001               2000
                                                                                     ----------        ------------
                               ASSETS                                               (Unaudited)
Cash and cash equivalents                                                          $     12,052        $     4,152
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $707 and $932, respectively                                                        13,184             13,500
Prepaid expenses and other assets                                                         5,229              4,255
Investments                                                                               5,187              3,985
Investment in cable television systems:
   Inventory                                                                             17,253             14,131
   Property, plant and equipment, at cost                                               872,916            841,549
   Less - accumulated depreciation                                                     (236,049)          (204,617)
                                                                                   ------------        ------------
       Property, plant and equipment, net                                               636,867            636,932
   Intangible assets, net of accumulated amortization of $143,361 and
       $125,181, respectively                                                           668,176            686,009
                                                                                   ------------        ------------
       Total investment in cable television systems                                   1,322,296          1,337,072
   Other assets, net of accumulated amortization of $6,753 and
       $5,749, respectively                                                              29,040             17,008
                                                                                   ------------        ------------
       Total assets                                                                $  1,386,988        $ 1,379,972
                                                                                   ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Debt                                                                            $  1,025,000        $   987,000
   Accounts payable and accrued expenses                                                 79,673             81,140
   Subscriber advances                                                                    4,267              3,886
   Deferred revenue                                                                       9,248             40,510
   Other liabilities                                                                     10,973              5,815
                                                                                   ------------        ------------
       Total liabilities                                                           $  1,129,161        $ 1,118,351

STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
       60,618,923 shares issued and outstanding as of March 31, 2001                        606                606
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
       29,342,990 shares issued and outstanding as of March 31, 2001                        293                293
   Additional paid in capital                                                           540,111            538,642
   Accumulated comprehensive loss                                                        (1,100)              (414)
   Accumulated deficit                                                                 (282,083)          (277,506)
                                                                                   ------------        ------------
       Total stockholders' equity                                                       257,827            261,621
                                                                                   ------------        ------------
       Total liabilities and stockholders' equity                                  $  1,386,988        $ 1,379,972
                                                                                   ============        ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  (All amounts in 000's, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------     -----------

Revenues                                                                          $ 90,334       $ 77,440

Costs and expenses:
   Service costs                                                                    31,477         26,635
   Selling, general and administrative expenses                                     15,170         13,389
   Corporate expenses                                                                1,517          1,420
   Depreciation and amortization                                                    50,957         40,680
   Non-cash stock charges                                                            1,195         26,073
                                                                                ------------     -----------

Operating loss                                                                      (9,982)       (30,757)
                                                                                ------------     -----------
Interest expense, net                                                               20,733         18,423
Other (income) expenses                                                            (27,843)           457
                                                                                ------------     -----------
Net loss before income taxes                                                        (2,872)       (49,637)
Provision for income taxes                                                              63          4,589
                                                                                ------------     -----------
Net loss before cumulative change in accounting principle                           (2,935)       (54,226)
Cumulative effect of change in accounting principle                                  1,642             --
                                                                                ------------     -----------
Net loss                                                                          $ (4,577)      $(54,226)
Unrealized (loss) gain on investments                                                 (686)         1,517
                                                                                ------------     -----------
Comprehensive loss                                                                $ (5,263)      $(52,709)
                                                                                ============     ===========
Basic and diluted loss per share:
   Before cumulative effect of accounting change                                  $  (0.03)      $  (0.83)
   Cumulative effect of accounting change                                            (0.02)            --
                                                                                ------------     -----------
                                                                                  $  (0.05)      $  (0.83)
                                                                                ============     ===========
Weighted average common shares outstanding                                          89,956         65,223


           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   2001               2000
                                                                                ------------     -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                                      $  (4,577)       $ (54,226)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                               50,957           40,680
       Provision for deferred income taxes                                             --            4,589
       Change in fair value of swaps                                                3,270               --
       Vesting of management stock                                                  1,195            1,600
       Other non-cash charges                                                          --           24,473
       Elimination and amortization of deferred Softnet revenue                   (30,244)            (273)
       Changes in assets and liabilities:
          Subscriber accounts receivable                                              316            1,236
          Prepaid expenses and other assets                                          (974)          (2,417)
          Accounts payable and accrued expenses                                     6,729            5,397
          Subscriber advances                                                         381             (258)
          Deferred revenue                                                         (1,018)            (343)
                                                                                ------------     -----------
              Net cash flows provided by operating activities                      26,035           20,458
                                                                                ------------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                            (42,686)         (36,775)
  Other, net                                                                         (808)            (735)
                                                                                ------------     -----------
              Net cash flows used in investing activities                         (43,494)         (37,510)
                                                                                ------------     -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  New borrowings                                                                  508,000           26,500
  Repayment of debt                                                              (470,000)        (365,500)
  Net proceeds from sale of Class A common stock                                       --          354,453
  Issuance of common stock in employee stock purchase plan                            289               --
  Financing costs                                                                 (12,930)            (100)
                                                                                ------------     -----------
              Net cash flows provided by financing activities                      25,359           15,353
                                                                                ------------     -----------
              Net increase (decrease) in cash and cash equivalents                  7,900           (1,699)

CASH AND CASH EQUIVALENTS, beginning of period                                      4,152            4,473
                                                                                ------------     -----------
CASH AND CASH EQUIVALENTS, end of period                                        $  12,052        $   2,774
                                                                                ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      $  17,682        $  23,001
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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization

     Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2001, the Company had acquired and was operating cable systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

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

(2)  Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements presented for periods prior to the initial public offering of MCC are the consolidated financial statements of Mediacom LLC. Certain reclassifications have been made to the prior year's presentation and amounts to conform to the current year's presentation and amounts.

     The consolidated financial statements as of March 31, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of MCC's accounting policies, the interim financial statements should be read in conjunction with MCC's Annual Report on Form 10-K (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

   Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. As a result of the adoption of SFAS 133, the Company recorded an after tax charge of approximately $1.6 million in the consolidated statements of operations during the three months ended March 31, 2001.

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

     These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these acquired systems have been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition.

 Unaudited Pro Forma Information

     The Company has reported the operating results of the acquired systems from the dates of their respective acquisition. The unaudited pro forma operating results presented below give pro forma effect to the acquisitions of the acquired systems as if such transactions had been consummated on January 1, 2000. This financial information has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the acquired systems been consummated at the beginning of the period presented.


                                                            Three Months
                                                                Ended
                                                            March 31, 2000
                                                         ----------------------
                                                         (dollars in thousands,
                                                               except per
                                                              share amounts)

     Revenues................................................    $ 82,987
     Operating expenses and costs:
        Service costs........................................      28,989
        SG&A expenses........................................      14,458
        Corporate expenses...................................       1,420
        Depreciation and amortization........................      43,369
        Non-cash stock charges...............................      26,073
                                                                -----------
     Operating loss..........................................     (31,322)
                                                                -----------
     Net loss................................................    $(57,088)
                                                                ===========
     Basic and diluted loss per share                            $  (0.88)

(4)  Loss Per Share

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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

period plus the effects of any potentially dilutive securities. Since the Company is reporting a net loss for the period, the inclusion of outstanding stock options would cause its loss per share to decrease and therefore, in accordance with SFAS 128, these options are not included in the computation of diluted loss per share.

     The following table summarizes the Company's calculation of basic and diluted loss per share for the three months ended March 31, 2001 and 2000:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                     2001               2000
                                                                  -----------      -----------
                                                                   (in thousands, except per
                                                                         share amounts)
     Net loss...................................................  $ (4,577)        $(54,226)
     Basic and diluted loss per share:
        Before cumulative effect of accounting change...........  $  (0.03)        $  (0.83)
        Cumulative effect of accounting change..................     (0.02)              --
                                                                  -----------      -----------
                                                                  $  (0.05)        $  (0.83)
                                                                  ===========      ===========
     Weighted average common shares outstanding.................    89,956           65,223

     For the three months ended March 31, 2000, the weighted average shares outstanding was based, in part, on the conversion ratio used to exchange the Mediacom LLC membership units for shares of MCC common stock upon MCC's initial public offering in February 2000.

(5)  Debt

     As of March 31, 2001 and December 31, 2000, debt consisted of:

                                                                   March 31,     December 31,
                                                                     2001           2000
                                                                  -----------    ------------
                                                                     (dollars in thousands)
     8 1/2% senior notes........................................  $  200,000       $200,000
     7 7/8% senior notes........................................     125,000        125,000
     9 1/2% senior notes........................................     500,000             --
     Bank credit facilities.....................................     200,000        662,000
                                                                  -----------    ------------
                                                                  $1,025,000       $987,000
                                                                  ===========    ============


     The average interest rate on outstanding debt under the bank credit agreements was 8.0% and 8.3% for the three months ended March 31, 2001 and December 31, 2000, respectively, before giving effect to the interest rate swap agreements discussed below.

     The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2001, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The stated maturities of all debt outstanding as of March 31, 2001 are as follows (dollars in thousands):

       2002..........................................  $      750
       2003..........................................       2,000
       2004..........................................       2,000
       2005..........................................       2,000
       2006..........................................       2,000
       Thereafter ...................................   1,016,250
                                                       -----------
                                                       $1,025,000
                                                       ===========

(6)  SoftNet

     As of December 31, 2000, deferred revenue resulting from the Company's receipt of shares of SoftNet Systems, Inc. common stock amounted to approximately $30.2 million, net of amortization taken. As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $287,000 and $273,000 for the period ended January 31, 2001 and the three months ended March 31, 2000, respectively. As a result of the termination of the SoftNet relationship, the Company recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations during the three months ended March 31, 2001.

     For the year ended December 31, 2000, relating to the decline in value of the Company's investment in shares of SoftNet common stock that was deemed other than temporary, the Company recorded a non-cash charge of approximately $28.5 million as a realized loss in other expenses in its consolidated statements of operations.

(7)  Pending Acquisitions

     On February 26, 2001, the Company entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. The Company expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's existing subsidiary credit facilities. These pending transactions are expected to close in the second and third quarter of 2001, subject to customary closing conditions, including the receipt of regulatory and other approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company does not believe the discussion and analysis of its historical financial condition and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of its future performance because of certain significant past events. Those events include numerous acquisitions and several financing transactions, including the Company's initial public offering in February 2000.

Organization

     The Company was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of its initial public offering, the Company issued shares of common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company. Mediacom LLC commenced operations in March 1996.

     Until the Company's initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to the operating subsidiaries of Mediacom LLC and received annual management fees. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. Such management fees were 2% of the Company's annual gross revenues. The management agreements were terminated upon the date of the Company's initial public offering. At that time, Mediacom Management's employees became the Company's employees and its corporate overhead became the Company's corporate overhead. These expenses are reflected as corporate expenses in the consolidated statements of operations.

Acquisitions

     The Company has significantly expanded its business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. In 2000, the Company completed nine acquisitions of cable systems serving a total of 53,000 basic subscribers (the "2000 Acquisitions"). The table below sets forth information on the acquisitions the Company completed in 2000.

                                                                                                 Basic Subscribers
                                                                             Purchase Price            as of
Predecessor Owner                                     Acquisition Date       (in millions)       Acquisition Date
-----------------                                     ----------------       --------------      -----------------
Rapid Communications Partners, L.P.                   April 2000                $    8.0                 6,000
MidAmerican Cable Systems, L.P.                       April 2000                     8.0                 5,000
TriCable, Inc                                         May 2000                       1.8                 1,000
Spirit Lake Cable TV, Inc.                            June 2000                     10.8                 5,000
South Kentucky Services Corporation                   July 2000                      2.1                 1,000
Dowden Midwest Cable Partners, L.P.                   August 2000                    1.2                 1,000
Illinet Communications of Central Illinois, LLC       October 2000                  15.8                 8,000
Satellite Cable Services, Inc.                        October 2000                  27.5                12,000
AT&T Broadband, LLC                                   December 2000                 34.0                14,000
                                                                                --------                ------
                                                                                $  109.2                53,000
                                                                                ========                ======

Pending AT&T Acquisitions

     On February 26, 2001, the Company entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. Among the AT&T systems' largest clusters are communities such as: Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa; and Columbia, Jefferson City and Springfield, Missouri. The Company expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's existing subsidiary credit facilities. These pending transactions are expected to close in the second and third quarter of 2001, subject to customary closing conditions, including the receipt of regulatory and other approvals.

     Unless otherwise stated in this Quarterly Report, the operating and financial data contained herein do not include the effect of the pending AT&T transactions.

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

Actual Results of Operations

     The following historical information includes the results of operations of the 2000 Acquisitions, only for that portion of the respective period that such cable television systems were owned by the Company.

   Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

     Revenues. Revenues increased 16.7% to $90.3 million for the three months ended March 31, 2001 as compared to $77.4 million for the three months ended March 31, 2000. Of the revenue increase of $12.9 million, approximately $6.0 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

     Service costs. Service costs increased 18.2% to $31.5 million for the three months ended March 31, 2001 as compared to $26.6 million for the three months ended March 31, 2000. Of the service cost increase of $4.9 million, approximately $2.6 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers and the costs of channel additions, and recurring costs associated with the Company's high-speed Internet access services. As a percentage of revenues, service costs were 34.8% for the three months ended March 31, 2001, as compared with 34.4% for the three months ended March 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.3% to $15.2 million for the three months ended March 31, 2001 as compared to $13.4 million for the three months ended March 31, 2000. Of the selling, general and administrative expenses increase of $1.8 million, approximately $1.1 million was attributable to the 2000 Acquisitions. Excluding the 2000 Acquisitions, these costs increased primarily as a result of marketing costs associated with the promotion of the Company's new product offerings and higher customer service employee expense. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the three months ended March 31, 2001 as compared with 17.3% for the three months ended March 31, 2000.

     Corporate expenses. Corporate expenses increased 6.8% to $1.5 million for the three months ended March 31, 2001 as compared to $1.4 million for the three months ended March 31, 2000. As a percentage of revenues, corporate expenses were 1.7% for the three months ended March 31, 2001 as compared with 1.8% for the three months ended March 31, 2000.

     Depreciation and amortization. Depreciation and amortization increased 25.3% to $51.0 million for the three months ended March 31, 2001 as compared to $40.7 million for the three months ended March 31, 2000. This increase was due to the Company's purchase of the 2000 Acquisitions and capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges. Non-cash stock charges decreased 95.4% to $1.2 million for the three months ended March 31, 2001 as compared to $26.1 million for the three months ended March 31, 2000. This decrease is due to a one-time $24.5 million charge which occurred in February 2000, resulting from the termination of the management agreements with Mediacom Management on the date of the Company's initial public offering.

     Interest expense, net. Interest expense, net, increased 12.5% to $20.7 million for the three months ended March 31, 2001 as compared to $18.4 million for the three months ended March 31, 2000. This increase was primarily due to higher cost of debt, resulting from the issuance of the Company's 9 1/2% senior notes issued in January 2001, and higher average debt outstanding for the three months ended March 31, 2001.

     Other (income) expenses. Other income was $27.8 million for the three months ended March 31, 2001 as compared to $457,000 of other expense for the three months ended March 31, 2000. This change was principally due to the elimination of the remainder of the deferred SoftNet revenue resulting from the termination of the contract with SoftNet Systems, Inc. (See Note 6).

     Provision for income taxes. Provision for income taxes was $63,000 for the three months ended March 31, 2001 as compared to $4.6 million for the three months ended March 31, 2000. This provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Net loss. Due to the factors described above and a one-time charge of $1.6 million resulting from the cumulative effect of change in accounting principle, the Company generated a net loss of $4.6 million for the three months ended March 31, 2001 as compared to a net loss of $54.2 million for the three months ended March 31, 2000.

     EBITDA. EBITDA increased 17.2% to $42.2 million for the three months ended March 31, 2001 as compared to $36.0 million for the three months ended March 31, 2000. This increase was substantially due to the reasons noted above. As a percentage of revenues, EBITDA increased to 46.7% for the three months ended March 31, 2001 as compared with 46.5% for the three months ended March 31, 2000.

Selected Pro Forma Results

     The Company has reported the results of operations of the 2000 Acquisitions from the date of their respective acquisition. The financial information below for the three months ended March 31, 2001 and 2000, presents selected unaudited pro forma operating results assuming the purchase of the 2000 Acquisitions had been consummated on January 1, 2000. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 2000.


                                                                Three Months Ended March 31,
                                                             ---------------------------------
                                                                   2001               2000
                                                             --------------    ---------------
                                                                (dollars in thousands, except
                                                                     per subscriber data)
Revenues..................................................   $     90,334      $     82,987

Costs and expenses:
   Service costs..........................................         31,477            28,989
   SG&A expenses..........................................         15,170            14,458
   Corporate expenses.....................................          1,517             1,420
   Depreciation and amortization..........................         50,957            43,369
   Non-cash stock charges.................................          1,195            26,073
                                                             --------------    ---------------
Operating loss............................................   $     (9,982)     $    (31,322)
                                                             ==============    ===============
Other Data:
EBITDA                                                       $     42,170      $     38,120
EBITDA margin(1)..........................................           46.7%             45.9%
Basic subscribers(2)......................................        777,000           771,600
Average monthly revenue per basic subscriber(3)...........         $38.70            $35.87

--------------
(1) Represents EBITDA as a percentage of revenues.
(2) At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

   Selected Pro Forma Results for Three Months Ended March 31, 2001 Compared to Selected Pro Forma Results for Three Months Ended March 31, 2000

     Revenues increased 8.9% to $90.3 million for the three months ended March 31, 2001, as compared to $83.0 million for the three months ended March 31, 2000. This increase was attributable principally to basic rate increases associated with new programming introductions in the Company's core television services, internal subscriber growth of 0.7% and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

     Service costs and selling, general and administrative expenses in the aggregate increased 7.4% to $46.6 million for the three months ended March 31, 2001 from $43.4 million for the three months ended March 31, 2000, principally due to higher programming costs, costs associated with the Company's high-speed Internet access services, marketing costs associated with the promotion of the Company's new product offerings and higher customer service employee expense.

     Corporate expenses increased 6.8% to $1.5 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. As a percentage of revenues, corporate expenses were 1.7% for the three months ended March 31, 2001 and 2000.

     Depreciation and amortization increased 17.5% to $51.0 million for the three months ended March 31, 2001 from $43.4 million for the three months ended March 31, 2000. This increase was principally due to capital expenditures associated with the upgrade of the Company's cable systems. Non-cash stock charges were as reported above.

     As a result of the above factors, the Company generated an operating loss of $10.0 million for the three months ended March 31, 2001, compared to $31.3 million for the three months ended March 31, 2000.

     EBITDA increased by 10.6% to $42.2 million for the three months ended March 31, 2001 from $38.1 million for the three months ended March 31, 2000. The EBITDA margin improved to 46.7% for the three months ended March 31, 2001 from 45.9% for the three months ended March 31, 2000.

Liquidity and Capital Resources

     The Company's business requires substantial capital for the upgrade, expansion and maintenance of its cable network. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

   Investing Activities

     The Company plans to continue its aggressive cable network upgrade program and expects that 90% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 80% of its homes passed will have two-way communications capability by year-end 2001. To achieve these targets and to fund other requirements, including new plant construction, headend eliminations, regional fiber interconnections, digital and high-speed data equipment and network maintenance, the Company expects to invest between $180.0 million and $200.0 million in capital expenditures in 2001. For the three months ended March 31, 2001, the Company's capital expenditures were $42.7 million.

     In 2000, the Company completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million.

     On February 26, 2001, the Company entered into agreements with AT&T Broadband, LLC to acquire cable systems serving approximately 840,000 basic subscribers in Georgia, Illinois, Iowa, and Missouri, for an aggregate purchase price of $2.215 billion in cash, subject to closing adjustments. The Company expects to fund these acquisitions through a combination of new debt and equity financings and borrowings under the Company's existing subsidiary credit facilities. These transactions are expected to close in the second and third quarter of 2001, subject to customary closing conditions, including the receipt of regulatory and other approvals.

   Financing Activities

     To finance the Company's prior acquisitions and network upgrade program and to provide liquidity for future capital needs, the Company has completed the following financing arrangements since January 1, 1998:

     o    $550.0 million subsidiary credit facilities expiring in September
          2008;

     o    $550.0 million subsidiary credit facilities expiring in December 2008;

     o    $200.0 million offering of 8 1/2% senior notes due April 2008;

     o    $125.0 million offering of 7 7/8% senior notes due February 2011;

     o $500.0 million offering of 9 1/2% senior notes due January 2013 (see below);

     o $104.5 million of equity capital contributed by the members of Mediacom LLC; and

     o $354.1 million of net proceeds from the Company's initial public offering in February 2000.

     The final maturities of the Company's subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its 8 1/2% senior notes prior to March 31, 2007. As of March 31, 2001, the Company was in compliance with all of the financial and other covenants in its subsidiary credit facilities and public debt indentures. As of March 31, 2001, the Company had approximately $898.6 million of unused credit commitments under its subsidiary credit facilities.

     As of March 31, 2001, the Company entered into interest rate swap agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt under its subsidiary credit facilities. As a result of these interest rate swap agreements, 97% of the Company's outstanding indebtedness was at fixed interest rates or subject to interest rate protection on such date. After giving effect to these interest rate swap agreements, as of March 31, 2001, the Company's weighted average cost of indebtedness was approximately 9.0%.

     Debt leverage and interest coverage ratios are commonly used in the cable television industry to measure liquidity and financial condition. For the three month period ended March 31, 2001, the Company's debt leverage ratio (defined as total debt at the end of the period, divided by pro forma annualized EBITDA for the period) was 6.1x and the Company's interest coverage ratio (defined as EBITDA divided by interest expense, net, for the period) was 2.0x.

     On January 24, 2001, MCC's wholly-owned subsidiaries, Mediacom LLC and Mediacom Capital, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes will be payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

     On February 7, 2001, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") under which the Company may sell any combination of common and preferred stock, debt securities, warrants and subscription rights, for a maximum aggregate amount of $1.0 billion. The SEC declared this registration statement effective on February 13, 2001.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service the Company's obligations and complete its pending and future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to them.

Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company recorded an after tax charge of approximately $1.6 million as a change in accounting principle in the first quarter of 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2001, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have paid approximately $3.3 million if it terminated the Swaps, inclusive of accrued interest, at March 31, 2001. The table below provides information for the Company's long term debt. See Note 5 to the Company's consolidated financial statements.


                                                  Expected Maturity
                       ----------------------------------------------------------------------
                                          (All dollar amounts in thousands)
                         2002       2003        2004        2005        2006      Thereafter       Total       Fair Value
                       --------- ----------  ----------  ----------  ----------  ------------   ------------  ------------
Fixed rate             $     -   $     -     $     -     $      -    $      -    $  200,000     $  200,000    $  190,000
Weighted average
  interest rate            8.5%       8.5%        8.5%        8.5%        8.5%          8.5%           8.5%

Fixed rate             $     -   $     -     $     -     $      -    $      -    $  125,000     $  125,000    $  108,000
Weighted average
  interest rate            7.9%       7.9%        7.9%        7.9%        7.9%          7.9%           7.9%

Fixed rate             $     -   $     -     $     -     $      -    $      -    $  500,000     $  500,000    $  489,000
Weighted average
  interest rate            9.5%       9.5%        9.5%        9.5%        9.5%          9.5%           9.5%

Variable rate          $   750   $  2,000    $ 2,000     $  2,000    $  2,000    $  191,250     $  200,000    $  200,000
Weighted average
  interest rate            8.0%       8.0%        8.0%        8.0%        8.0%          8.0%           8.0%

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                      Exhibit Description
     -------                     -------------------
     10.1                        1999 Stock Option Plan, as amended

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the three months ended March 31, 2001:

                                 Date Report
     Date of Report              Filed with SEC               Items Reported
     --------------              --------------               --------------
     January 16, 2001            January 17, 2001             Item 5 - Other Events
                                                              Item 7 - Financial Statements, Pro Forma Financial
                                                                       Information and Exhibits

     January 18, 2001            January 22, 2001             Item 5 - Other Events
                                                              Item 7 - Financial Statements, Pro Forma Financial
                                                                       Information and Exhibits

     February 26, 2001           March 2, 2001                Item 5 - Other Events
                                                              Item 7 - Financial Statements, Pro Forma Financial
                                                                       Information and Exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MEDIACOM COMMUNICATIONS CORPORATION

May 15, 2001                   BY:   /S/ MARK E. STEPHAN
                                     ---------------------------------
                                     Mark E. Stephan
                                       Senior Vice President,
                                       Chief Financial Officer,
                                       Treasurer and Principal Financial
                                       Officer