Form 10-Q
period 2001-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2001-08-14
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-Q

                              ---------------------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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


  As of July 31, 2001, there were 90,538,955 shares of Class A common stock and 29,342,990 shares of Class B common stock outstanding.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS


                                             PART I
                                             ------
                                                                                                                  Page
                                                                                                                  ----
Item 1.     Financial Statements
            Consolidated Balance Sheets -
            June 30, 2001 (unaudited) and December 31, 2000...............................................         1
            Consolidated Statements of Operations and Comprehensive Loss -
            Three and Six Months Ended June 30, 2001 and 2000 (unaudited).................................         2
            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2001 and 2000 (unaudited)...........................................         3
            Notes to Consolidated Financial Statements (unaudited)........................................         4
Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................................................         9
Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk...................................................................................        17

                                             PART II
                                             -------
Item 4.     Submission of Matters to a Vote of Security Holders...........................................        18
Item 6.     Exhibits and Reports on Form 8-K..............................................................        19


                         ------------------------------


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

                                     PART I
                                     ------


ITEM 1.  FINANCIAL STATEMENTS

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (All dollar amounts in 000's)

                                                                                        June 30,           December 31,
                                                                                         2001                 2000
                                                                                      -----------          -----------
                                      ASSETS                                                 (Unaudited)
Cash and cash equivalents                                                              $    8,161           $    4,152
Restricted cash                                                                           418,667                    -
Marketable securities                                                                     264,924                    -
Subscriber accounts receivable, net of allowance for doubtful accounts
 of $935 and $932, respectively                                                            12,672               13,500
Prepaid expenses and other assets                                                           8,742                4,255
Investments                                                                                 6,168                3,985
Investment in cable television systems:
   Inventory                                                                               19,889               14,131
       Property, plant and equipment, at cost                                           1,019,785              841,549
   Less - accumulated depreciation                                                       (269,776)            (204,617)
                                                                                      -----------          -----------
       Property, plant and equipment, net                                                 750,009              636,932
   Intangible assets, net of accumulated amortization of $161,628 and
       $125,181, respectively                                                             874,414              686,009
                                                                                      -----------          -----------

       Total investment in cable television systems                                     1,644,312            1,337,072
   Other assets, net of accumulated amortization of $7,876 and
    $5,749, respectively                                                                   44,431               17,008
                                                                                      -----------          -----------
       Total assets                                                                    $2,408,077           $1,379,972
                                                                                      ===========          ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Debt                                                                                $1,635,500           $  987,000
   Accounts payable and accrued expenses                                                   89,334               81,140
   Subscriber advances                                                                      2,494                3,886
   Deferred revenue                                                                        10,145               40,510
   Other liabilities                                                                       10,710                5,815
                                                                                      -----------          -----------
       Total liabilities                                                               $1,748,183           $1,118,351
                                                                                      -----------          -----------
STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
    90,521,623 and 60,601,001 shares issued and outstanding, respectively                     906                  606
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
    29,342,990 shares issued and outstanding                                                  293                  293
   Additional paid in capital                                                             973,584              538,642
   Accumulated comprehensive loss                                                             (88)                (414)
   Accumulated deficit                                                                   (314,801)            (277,506)
                                                                                      -----------          -----------
       Total stockholders' equity                                                         659,894              261,621
                                                                                      -----------          -----------
       Total liabilities and stockholders' equity                                      $2,408,077           $1,379,972
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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 (All amounts in 000's, except per share data)
                                  (Unaudited)


                                                    Three Months Ended June 30,                   Six Months Ended June 30,
                                                    ---------------------------                   -------------------------
                                                     2001                2000                     2001                 2000
                                                     ----                ----                     ----                 ----
Revenues                                           $ 93,067            $ 82,595                 $183,401             $160,035

Costs and expenses:
 Service costs                                       32,573              28,232                   64,050               54,867
 Selling, general and administrative
   expenses                                          14,834              13,893                   30,004               27,282
 Corporate expenses                                   1,950               1,511                    3,467                2,931
 Depreciation and amortization                       53,123              43,470                  104,080               84,151
 Non-cash stock charges relating to
   corporate expenses                                   688                 914                    1,883               26,986
                                                   --------            --------                 --------             --------
Operating loss                                      (10,101)             (5,425)                 (20,083)             (36,182)
                                                   --------            --------                 --------             --------
Interest expense, net                                22,426              16,157                   43,159               34,580
Other expenses (income)                                 129                 414                  (27,714)                 871
                                                   --------            --------                 --------             --------
Net loss before income taxes                        (32,656)            (21,996)                 (35,528)             (71,633)
Provision (benefit) for income taxes                     62              (3,288)                     125                1,301
                                                   --------            --------                 --------             --------
Net loss before cumulative change in
 accounting principle                               (32,718)            (18,708)                 (35,653)             (72,934)
Cumulative effect of change in
 accounting principle                                     -                   -                    1,642                    -
                                                   --------            --------                 --------             --------
Net loss                                           $(32,718)           $(18,708)                $(37,295)            $(72,934)
Unrealized gain (loss) on investments                 1,012             (12,208)                     326              (10,691)
                                                   --------            --------                 --------             --------
Comprehensive loss                                 $(31,706)           $(30,916)                $(36,969)            $(83,625)
                                                   ========            ========                 ========             ========
Basic and diluted loss per share:
 Before cumulative effect of
   accounting change                                 $(0.35)             $(0.21)                  $(0.39)              $(0.94)
 Cumulative effect of accounting
   change                                                 -                   -                    (0.02)                   -
                                                   --------            --------                 --------             --------
                                                     $(0.35)             $(0.21)                  $(0.41)              $(0.94)
                                                   ========            ========                 ========             ========
Weighted average common shares
 outstanding                                         92,921              89,974                   91,447               77,599

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (All dollar amounts in 000's)
                                  (Unaudited)


                                                                                           Six Months Ended June 30,
                                                                                       --------------------------------
                                                                                           2001                 2000
                                                                                       -----------            ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net loss                                                                              $   (37,295)           $ (72,934)
 Adjustments to reconcile net loss to net cash flows from operating activities:
   Depreciation and amortization                                                           104,080               84,151
   Provision for deferred income taxes                                                           -                1,263
   Change in fair value of swaps                                                             3,039                    -
   Vesting of management stock                                                               1,883                2,514
   Other non-cash stock charges relating to corporate expenses                                   -               24,474
   Elimination and amortization of deferred SoftNet revenue                                (30,244)                (947)
   Changes in assets and liabilities, net of effects from acquisitions:
     Subscriber accounts receivable                                                            828                1,989
     Prepaid expenses and other assets                                                      (4,487)                  77
     Accounts payable and accrued expenses                                                  16,389                3,296
     Subscriber advances                                                                    (1,392)              (1,043)
     Deferred revenue                                                                         (121)                 342
                                                                                       -----------            ---------
        Net cash flows provided by operating activities                                     52,680               43,182
                                                                                       -----------            ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                                   (108,497)             (82,100)
   Cash deposited in escrow                                                               (418,667)                   -
   Investments in marketable securities                                                   (264,924)                   -
   Acquisitions of cable television systems                                               (308,116)             (31,646)
   Other, net                                                                                 (936)              (1,319)
                                                                                       -----------            ---------
        Net cash flows used in investing activities                                     (1,101,140)            (115,065)
                                                                                       -----------            ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                                        1,119,500              139,000
   Repayment of debt                                                                      (471,000)            (422,000)
   Net proceeds from sale of Class A common stock                                          433,019              354,293
   Proceeds from employees exercising stock options                                             51                    -
   Issuance of common stock in employee stock purchase plan                                    289                    -
   Repurchase of Class A common stock                                                            -                 (658)
   Financing costs                                                                         (29,390)                (194)
                                                                                       -----------            ---------
        Net cash flows provided by financing activities                                  1,052,469               70,441
                                                                                       -----------            ---------
        Net increase (decrease) in cash and cash equivalents                                 4,009               (1,442)
CASH AND CASH EQUIVALENTS, beginning of period                                               4,152                4,473
                                                                                       -----------            ---------
CASH AND CASH EQUIVALENTS, end of period                                               $     8,161            $   3,031
                                                                                       ===========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                            $    30,500            $  42,079
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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization

  Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of June 30, 2001, the Company had acquired and was operating cable systems in 22 states, principally Alabama, California, Florida, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

  MCC, a Delaware corporation organized in November 1999, completed an initial public offering on February 9, 2000. Prior to the initial public offering, MCC had no assets, liabilities, contingent liabilities or operations. Immediately prior to the completion of its initial public offering, MCC issued shares of its Class A and Class B common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company organized in July 1995. As a result of this exchange, Mediacom LLC became a wholly-owned subsidiary of MCC.

  On February 26, 2001, the Company entered into four separate definitive asset purchase agreements with AT&T Broadband, LLC under which various affiliates of AT&T Broadband agreed to sell to the Company certain cable television systems in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T systems"), subject to several closing conditions. See Notes 3 and 8.

  Mediacom Broadband LLC ("Mediacom Broadband"), a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring the AT&T systems. Mediacom Broadband Corporation, a Delaware corporation wholly-owned by Mediacom Broadband, was organized in May 2001 for the sole purpose of acting as co-issuer with Mediacom Broadband of $400.0 million aggregate principal amount of the 11% senior notes due July 15, 2013. Mediacom Broadband Corporation does not conduct operations of its own.


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

  The consolidated financial statements as of June 30, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

 Recent Accounting Pronouncements

  In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued effective January 1, 2001. This statement establishes the accounting and reporting standards for derivatives and hedging activity. Upon adoption of SFAS 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and other Intangible Assets," was issued effective January 1, 2002. This statement establishes that goodwill is no longer subject to amortization over its useful life. The new rule also states that an acquired intangible asset must be separately recognized if it is obtained through contractual or other legal rights, or if the asset can be sold, licensed, transferred, exchanged or rented, regardless of the intent to do so. The Company has not yet determined the impact that SFAS 142 may have on its results of operations and the consolidated financial statements.


(3)  Acquisitions

  On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband, LLC, for a purchase price of approximately $308.8 million. The purchase price has been preliminarily allocated as follows: approximately $84.4 million to property, plant and equipment and approximately $224.4 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offering of 29.9 million shares of Class A of common stock, which was completed on June 27, 2001. See Note 1.

  During 2000, the Company completed nine acquisitions of cable systems serving approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million, including a $2.5 million deferred conditional payment to a seller. The cable systems serve communities in the states of Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. The aggregate purchase price has been allocated as follows: approximately $48.2 million to property, plant and equipment, and approximately $58.5 million to intangible assets. Additionally, approximately $2.7 million of direct acquisition costs have been allocated to property, plant and equipment and intangible assets. These acquisitions were financed with borrowings under the Company's subsidiary credit facilities.

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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                                                           Six Months Ended June 30,
                                                                                       ---------------------------------
                                                                                           2001                  2000
                                                                                       -----------            ----------
                                                                                       (dollars in thousands, except per
                                                                                                 share amounts)
Revenues......................................................................            $212,102            $195,105
Operating expenses and costs:
 Service costs................................................................              78,565              71,563
 Selling, general and administrative expenses.................................              32,461              31,412
 Corporate expenses...........................................................               5,198               3,775
 Depreciation and amortization................................................             117,406             102,659
 Non-cash stock charges relating to corporate expenses........................               1,883              26,986
                                                                                          --------            --------
Operating loss................................................................             (23,411)            (41,290)
                                                                                          --------            --------
Net loss......................................................................            $(49,255)           $(93,376)
                                                                                          ========            ========
Basic and diluted loss per share..............................................              $(0.54)             $(1.20)


(4)  Loss Per Share

  The Company calculates loss per share in accordance with Statement of Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Since the Company has reported a net loss for the periods, the effects of the inclusion of stock options and convertible debt would be anti-dilutive and therefore, in accordance with SFAS 128, are not included in the computation of diluted loss per share.

  The following table summarizes the Company's calculation of basic and diluted loss per share for the three and six months ended June 30, 2001 and 2000:

                                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                                         ---------------------------                 -------------------------
                                                           2001               2000                    2001              2000
                                                         --------           --------                --------          --------
                                                                    (in thousands, except per share amounts)
Net loss.......................................          $(32,718)          $(18,708)               $(37,295)         $(72,934)
Basic and diluted loss per share:
 Before cumulative effect of
   accounting change...........................          $  (0.35)          $  (0.21)               $  (0.39)         $  (0.94)
 Cumulative effect of accounting
   change......................................                 -                  -                   (0.02)                -
                                                         --------           --------                --------          --------
                                                         $  (0.35)          $  (0.21)               $  (0.41)         $  (0.94)
                                                         ========           ========                ========          ========
Weighted average common
 shares outstanding............................            92,921             89,974                  91,447            77,599


  For the six months ended June 30, 2000, the weighted average shares outstanding was based, in part, on the conversion ratio used to exchange the Mediacom LLC membership units for shares of MCC common stock upon MCC's initial public offering in February 2000.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(5)    Debt

  As of June 30, 2001 and December 31, 2000, debt consisted of:

                                                                                        June 30,           December 31,
                                                                                          2001                 2000
                                                                                       ----------          ------------
                                                                                            (dollars in thousands)
Bank credit facilities.......................................................          $  238,000            $662,000
8 1/2% senior notes..........................................................             200,000             200,000
7 7/8% senior notes...........................................................            125,000             125,000
9 1/2% senior notes(a).......................................................             500,000                   -
11% senior notes(b)..........................................................             400,000                   -
5 1/4% convertible senior notes(c)...........................................             172,500                   -
                                                                                       ----------            --------
                                                                                       $1,635,500            $987,000
                                                                                       ==========            ========

Debt Issued in 2001

(a) On January 24, 2001, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation jointly issued $500.0 million aggregate principal amount of 9 1/2% senior notes due January 2013 (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 9 1/2% Senior Notes as of June 30, 2001.

(b) On June 29, 2001, Mediacom Broadband and Mediacom Broadband Corporation jointly issued $400.0 million aggregate principal amount of 11% senior notes due July 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of Mediacom Broadband, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband. The 11% Senior Notes were also subject to a special mandatory redemption if all of the acquisitions of the AT&T systems had not been consummated on or prior to specified date, at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of redemption.

     Mediacom Broadband placed the net proceeds of the offering of the 11% Senior Notes, along with the additional amount of cash necessary to fund the special mandatory redemption, including the accrued interest, in an escrow account, pending application of the escrow funds by Mediacom Broadband for the payment of (i) a portion of the purchase price for the acquisitions of the AT&T systems and related fees and expenses or (ii) in the event of a special mandatory redemption of the 11% Senior Notes, the redemption price in connection therewith. The escrow funds were required to be invested in cash or cash equivalents and are classified as restricted cash on the Company's consolidated balance sheets as of June 30, 2001. Pursuant to the escrow agreement, the escrow funds were released to Mediacom Broadband on July 18, 2001 and applied towards the purchase price for the acquisitions of the AT&T systems and to pay related fees and expenses, in connection with the completion of such acquisitions on the same date. See Notes 1, 3, and 8.

(c) On June 27, 2001, the Company issued $172.5 million aggregate principal amount of 5 1/4% convertible senior notes ("Convertible Senior Notes") due July 2006. The Convertible Senior Notes are convertible at any time at the option of the holder into the Company's Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share. The conversion rate is subject to adjustment.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  The average interest rate on outstanding debt under the bank credit facilities was 7.0% and 8.3% for the three months ended June 30, 2001 and December 31, 2000, respectively, before giving effect to the interest rate swap agreements discussed below.

  The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2001, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties.

  The stated maturities of all debt outstanding as of June 30, 2001 are as follows (dollars in thousands):

2002.......................................................          $      750
2003.......................................................               2,000
2004.......................................................               2,000
2005.......................................................               2,000
2006.......................................................             174,500
Thereafter.................................................           1,454,250
                                                                     ----------
                                                                     $1,635,500
                                                                     ==========


(6)  SoftNet

  As of December 31, 2000, deferred revenue resulting from the Company's receipt of shares of SoftNet Systems, Inc. common stock amounted to approximately $30.2 million, net of amortization taken. As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $0.3 million and $0.9 million for the six months ended June 30, 2001 and 2000, respectively. As a result of the termination of the SoftNet relationship in the first quarter of 2001, the Company recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations.


(7)  Stockholders' Equity

  On June 27, 2001, the Company completed a public offering of 29.9 million shares of its Class A Common Stock at $15.22 per share. The net proceeds, after underwriting discounts and other expenses of approximately $22.1 million, were $433.0 million. Net proceeds from this offering were used to fund a portion of the purchase price for the acquisitions of the AT&T systems. See Notes 3 and 8.



(8)  Subsequent Events

  On July 18, 2001, Mediacom Broadband acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, LLC, for an aggregate price of approximately $1.79 billion. See Notes 1 and 3.

  On July 18, 2001, pursuant to the escrow agreement governing the 11% Senior Notes, the escrow funds comprising the net proceeds of the offering of such notes, along with the additional amounts representing the special mandatory redemption, were released to the Company. Such escrow funds were applied toward the purchase price for the acquisitions of the AT&T systems. See Note 5.

  On July 18, 2001, the Company completed a $1.4 billion senior secured credit facility for the operating subsidiaries of Mediacom Broadband. Borrowings under this facility, in the amount of $855.0 million, were used to fund a portion of the purchase price for the acquisitions of the AT&T systems. See Notes 1 and 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

  The Company does not believe the discussion and analysis of its historical financial condition and results of operations set forth below are indicative, nor should they be relied upon as an indicator, of its future performance because of certain significant past events. Those events include numerous acquisitions and several financing transactions.

Organization

  Mediacom Communications Corporation ("MCC") was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of its initial public offering, MCC issued shares of common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company. Mediacom LLC commenced operations in March 1996.

  Until MCC's initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to the operating subsidiaries of Mediacom LLC and received annual management fees. Mediacom Management utilized these fees to compensate its employees as well as to fund its corporate overhead. Such management fees were 2% of the Company's annual gross revenues. The management agreements were terminated upon the date of MCC's initial public offering. At that time, Mediacom Management's employees became the Company's employees and its corporate overhead became the Company's corporate overhead. These expenses are reflected as corporate expenses in the consolidated statements of operations.

Acquisitions

  The Company has significantly expanded its business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

  AT&T Acquisitions

  On February 26, 2001, the Company entered into four separate definitive asset purchase agreements with AT&T Broadband, LLC under which various affiliates of AT&T Broadband agreed to sell to the Company certain cable television systems in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T systems"), subject to several closing conditions.

  On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in the state of Missouri (the "Missouri systems"). The purchase price for the Missouri systems was approximately $309 million, after preliminary closing adjustments. This transaction comprises cable systems serving Columbia, Jefferson City and Springfield, Missouri.

  On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.79 billion, after preliminary closing adjustments. These transactions include cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa.

 2000 Acquisitions

  In 2000, the Company completed nine acquisitions of cable systems serving a total of approximately 53,000 basic subscribers (the "2000 Acquisitions"). The table below sets forth information regarding the 2000 Acquisitions.

                                                                                                           Basic Subscribers
                                                                                   Purchase Price                as of
Predecessor Owner                                   Acquisition Date                (in millions)          Acquisition Date
-----------------                                   ----------------                -------------          ----------------
Rapid Communications Partners, L.P.                 April 2000                         $  8.0                    6,000
MidAmerican Cable Systems, L.P.                     April 2000                            8.0                    5,000
TriCable, Inc                                       May 2000                              1.8                    1,000
Spirit Lake Cable TV, Inc.                          June 2000                            10.8                    5,000
South Kentucky Services Corporation                 July 2000                             2.1                    1,000
Dowden Midwest Cable Partners, L.P.                 August 2000                           1.2                    1,000
Illinet Communications of Central Illinois, LLC     October 2000                         15.8                    8,000
Satellite Cable Services, Inc.                      October 2000                         27.5                   12,000
AT&T Broadband, LLC-Alabama                         December 2000                        34.0                   14,000
                                                                                       ------                   ------
                                                                                       $109.2                   53,000
                                                                                       ======                   ======


General

  EBITDA represents operating loss before depreciation and amortization and non-cash stock charges relating to corporate expenses. EBITDA:

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


Actual Results of Operations

  The following historical information includes the results of operations of the 2000 Acquisitions and the Missouri systems (together, the "Acquired Systems"), only for that portion of the respective period that such cable television systems were owned by the Company.

 Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  Revenues. Revenues increased 12.7% to $93.1 million for the three months ended June 30, 2001 as compared to $82.6 million for the three months ended June 30, 2000. Of the revenue increase of $10.5 million, approximately $5.1 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs. Service costs increased 15.4% to $32.6 million for the three months ended June 30, 2001 as compared to $28.2 million for the three months ended June 30, 2000. Of the service cost increase of $4.4 million, approximately $2.0 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers and the costs of channel additions. As a percentage of revenues, service costs were 35.0% for the three months ended June 30, 2001, as compared with 34.2% for the three months ended June 30, 2000.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.8% to $14.8 million for the three months ended June 30, 2001 as compared to $13.9 million for the three months ended June 30, 2000. Of the selling, general and administrative expense increase of $0.9 million, approximately $0.7 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher customer service employee expense. As a percentage of revenues, selling, general and administrative expenses were 15.9% for the three months ended June 30, 2001 as compared with 16.8% for the three months ended June 30, 2000.

  Corporate expenses. Corporate expenses increased 29.1% to $2.0 million for the three months ended June 30, 2001 as compared to $1.5 million for the three months ended June 30, 2000. As a percentage of revenues, corporate expenses were 2.1% for the three months ended June 30, 2001 as compared with 1.8% for the three months ended June 30, 2000. The increase is primarily due to additional employee costs as a result of the anticipated AT&T acquisitions.

  Depreciation and amortization. Depreciation and amortization increased 22.2% to $53.1 million for the three months ended June 30, 2001 as compared to $43.5 million for the three months ended June 30, 2000. This increase was due to the Company's purchase of the Acquired Systems and capital expenditures associated with the upgrade of the Company's cable systems.

  Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 24.7% to $0.7 million for the three months ended June 30, 2001 as compared to $0.9 million for the three months ended June 30, 2000. This decrease is due to reduced vesting in equity interests granted to certain members of MCC's management team.

  Interest expense, net. Interest expense, net, increased 38.8% to $22.4 million for the three months ended June 30, 2001 as compared to $16.2 million for the three months ended June 30, 2000. This increase was primarily due to a higher interest rate associated with the Company's 9 1/2% senior notes, which were issued in January 2001.

  Other (income) expenses. Other expense was $0.1 million for the three months ended June 30, 2001 as compared to $0.4 million of other expense for the three months ended June 30, 2000. This change was principally due to the recording of the fair value of the Company's interest rate derivatives as a result of the adoption of SFAS 133.

  Provision (benefit) for income taxes. Provision for income taxes was $0.1 million for the three months ended June 30, 2001 as compared to a $3.3 million benefit for the three months ended June 30, 2000. This provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Net loss. Due to the factors described above, the Company generated a net loss of $32.7 million for the three months ended June 30, 2001 as compared to a net loss of $18.7 million for the three months ended June 30, 2000.

  EBITDA. EBITDA increased 12.2% to $43.7 million for the three months ended June 30, 2001 as compared to $39.0 million for the three months ended June 30, 2000. Of the EBITDA increase of $4.7 million, approximately $2.3 million was attributable to the Acquired Systems. Excluding the Acquired Systems, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming expenses and customer service employee expense described above. As a percentage of revenues, EBITDA was 47.0% for the three months ended June 30, 2001 as compared with 47.2% for the three months ended June 30, 2000.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Revenues. Revenues increased 14.6% to $183.4 million for the six months ended June 30, 2001 as compared to $160.0 million for the six months ended June 30, 2000. Of the revenue increase of $23.4 million, approximately $11.2 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs. Service costs increased 16.7% to $64.1 million for the six months ended June 30, 2001 as compared to $54.9 million for the six months ended June 30, 2000. Of the service cost increase of $9.2 million, approximately $4.5 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers and the costs of channel additions. As a percentage of revenues, service costs were 34.9% for the six months ended June 30, 2001, as compared with 34.3% for the six months ended June 30, 2000.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 10.0% to $30.0 million for the six months ended June 30, 2001 as compared to $27.3 million for the six months ended June 30, 2000. Of the selling, general and administrative expense increase of $2.7 million, approximately $1.8 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher customer service employee expense and marketing costs associated with the promotion of the Company's new product offerings. As a percentage of revenues, selling, general and administrative expenses were 16.4% for the six months ended June 30, 2001 as compared with 17.0% for the six months ended June 30, 2000.

  Corporate expenses. Corporate expenses increased 18.3% to $3.5 million for the six months ended June 30, 2001 as compared to $2.9 million for the six months ended June 30, 2000. As a percentage of revenues, corporate expenses were 1.9% for the six months ended June 30, 2001 as compared with 1.8% for the six months ended June 30, 2000. The increase is primarily due to additional employee costs as a result of the anticipated AT&T acquisitions.

  Depreciation and amortization. Depreciation and amortization increased 23.7% to $104.1 million for the six months ended June 30, 2001 as compared to $84.2 million for the six months ended June 30, 2000. This increase was due to the Company's purchase of the Acquired Systems and capital expenditures associated with the upgrade of the Company's cable systems.

  Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 93.0% to $1.9 million for the six months ended June 30, 2001 as compared to $27.0 million for the six months ended June 30, 2000. This decrease is due to a one-time $24.5 million charge which occurred in February 2000, resulting from the termination of the management agreements with Mediacom Management on the date of MCC's initial public offering.

  Interest expense, net. Interest expense, net, increased 24.8% to $43.2 million for the six months ended June 30, 2001 as compared to $34.6 million for the six months ended June 30, 2000. This increase was primarily due to a higher interest rate associated with the Company's 9 1/2% senior notes, which were issued in January 2001.

  Other (income) expenses. Other income was $27.7 million for the six months ended June 30, 2001 as compared to $0.9 million of other expenses for the six months ended June 30, 2000. This change was principally due to the elimination of the remainder of the deferred SoftNet revenue resulting from the termination of the contract with SoftNet Systems, Inc. (See Note 6).

  Provision (benefit) for income taxes. Provision for income taxes decreased to $0.1 million for the six months ended June 30, 2001 as compared to $1.3 million provision for the six months ended June 30, 2000. This provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Net loss. Due to the factors described above and a one-time charge of $1.6 million resulting from the cumulative effect of change in accounting principle, the Company generated a net loss of $37.3 million for the six months ended June 30, 2001 as compared to a net loss of $72.9 million for the six months ended June 30, 2000.

  EBITDA. EBITDA increased 14.6% to $85.9 million for the six months ended June 30, 2001 as compared to $75.0 million for the three months ended June 30, 2000. Of the EBITDA increase of $10.9 million, approximately $4.6 million was attributable to the Acquired Systems. Excluding the Acquired Systems, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming expenses and customer service employee expense described above. As a percentage of revenues, EBITDA was 46.8% for the six months ended June 30, 2001 and 2000.


Selected Pro Forma Results

  The Company has reported the results of operations of the Acquired Systems from the date of their respective acquisition. The financial information below, presents selected unaudited pro forma operating results for the six months ended June 30, 2001 and 2000 assuming the purchase of the Acquired Systems had been consummated on January 1, 2000. This financial information is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 2000.

                                                                                            Six Months Ended June 30,
                                                                                         -----------------------------
                                                                                           2001                 2000
                                                                                         --------             --------
                                                                                       (dollars in thousands, except per
                                                                                                  subscriber data)
Revenues.....................................................................            $212,102             $195,105
Costs and expenses:
   Service costs.............................................................              78,565               71,563
   Selling, general & administrative expenses................................              32,461               31,412
   Corporate expenses........................................................               5,198                3,775
   Depreciation and amortization.............................................             117,406              102,659
   Non-cash stock charges relating to corporate expenses.....................               1,883               26,986
                                                                                         --------             --------
Operating loss...............................................................            $(23,411)            $(41,290)
                                                                                         ========             ========
Other Data:
EBITDA.......................................................................            $ 95,878             $ 88,355
EBITDA margin(1).............................................................                45.2%                45.3%
Basic subscribers(2).........................................................             868,000              863,800
Average monthly revenue per basic subscriber(3)..............................              $41.30               $38.47

--------------------------
(1)  Represents EBITDA as a percentage of revenues.
(2)  At end of the period.
(3) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for the period.

  Selected Pro Forma Results for Six Months Ended June 30, 2001 Compared to Selected Pro Forma Results for Six Months Ended June 30, 2000

  Revenues increased 8.7% to $212.1 million for the six months ended June 30, 2001, as compared to $195.1 million for the six months ended June 30, 2000. This increase was attributable principally to basic rate increases associated with new programming introductions in the Company's core television services, internal subscriber growth of 0.4% and to customer growth in the Company's recently launched digital cable and high-speed Internet access services.

  Service costs and selling, general and administrative expenses in the aggregate increased 7.8% to $111.0 million for the six months ended June 30, 2001 from $103.0 million for the six months ended June 30, 2000, principally due to higher programming expenses and customer service employee expense.

  Corporate expenses increased 37.7% to $5.2 million for the six months ended June 30, 2001 from $3.8 million for the six months ended June 30, 2000. As a percentage of revenues, corporate expenses were 2.5% for the six months ended June 30, 2001 as compared with 1.9% for the six months ended June 30, 2000.

  Depreciation and amortization increased 14.4% to $117.4 million for the six months ended June 30, 2001 from $102.7 million for the six months ended June 30, 2000. This increase was principally due to capital expenditures associated with the upgrade of the Company's cable systems. Non-cash stock charges relating to corporate expenses were as reported above.

  As a result of the above factors, the Company generated an operating loss of $23.4 million for the six months ended June 30, 2001, compared to $41.3 million for the six months ended June 30, 2000.

  EBITDA increased by 8.5% to $95.9 million for the six months ended June 30, 2001 from $88.4 million for the six months ended June 30, 2000. The EBITDA margin was 45.2% for the six months ended June 30, 2001 as compared with 45.3% for the six months ended June 30, 2000.


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

 Investing Activities

  On February 26, 2001, the Company entered into four separate definitive asset purchase agreements with AT&T Broadband, LLC under which various affiliates of AT&T Broadband agreed to sell to the Company certain cable television systems in Georgia, Illinois, Iowa and Missouri, subject to several closing conditions.

  On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for the Missouri systems was approximately $309 million, after preliminary closing adjustments. This transaction comprises cable systems serving Columbia, Jefferson City and Springfield, Missouri.

  On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.79 billion, after preliminary closing adjustments. These transactions include cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Charleston, Carbondale, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa.

  In 2000, the Company completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million.

  As a result of the Company's recent acquisitions of the AT&T systems, the Company has revised its capital investment program and now expects to spend approximately $310 million on capital expenditures in 2001. This revision also reflects an acceleration of the Company's previously announced network upgrade plan. The Company plans to fund these expenditures through net cash flows from operations and additional borrowings under its subsidiary bank credit facilities. By December 2001, including the AT&T systems, the Company expects that 77% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 68% of its homes passed will have two-way communications. For the six months ended June 30, 2001, the Company's capital expenditures were $108.5 million.

 Financing Activities

  The AT&T systems were acquired by operating subsidiaries of Mediacom Broadband LLC, a newly-formed, wholly-owned subsidiary of the Company. The aggregate purchase price of $2.1 billion for the AT&T systems, together with related fees and expenses and working capital, was financed through a combination of:

  . Borrowings under the $1.4 billion credit facility of the operating subsidiaries of Mediacom Broadband in the amount of $855.0 million;

  . Borrowings under the aggregate $1.1 billion credit facilities of the operating subsidiaries of Mediacom LLC, a wholly-owned subsidiary of the Company, in the amount of $275.0 million;

  . Gross proceeds from the Company's sale of its Class A common stock in the amount of $455.1 million;

  . Gross proceeds from the Company's sale of its 5 1/4% convertible senior notes in the aggregate principal amount of $172.5 million; and

  . Gross proceeds from Mediacom Broadband's sale of its 11% senior notes in the aggregate principal amount of $400.0 million.

  The credit facility of Mediacom Broadband's operating subsidiaries, the sale of the Company's Class A common stock, the sale of the Company's 5 1/4% convertible senior notes and the sale of Mediacom Broadband's 11% senior notes are discussed below.

  On January 24, 2001, Mediacom LLC and, its wholly-owned subsidiary, Mediacom Capital Corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

  On June 27, 2001, the Company completed a public offering of 29.9 million shares of its Class A common stock at $15.22 per share. The transaction included 3.9 million shares of Class A common stock issued pursuant to the exercise of an over-allotment option by the underwriters of the offering. The net proceeds from this offering were used to pay a portion of the purchase price of the acquisitions of AT&T systems.

  On June 27, 2001, the Company completed a public offering of $172.5 million of 5 1/4% convertible senior notes due July 2006. The transaction included $22.5 million of convertible senior notes issued pursuant to the exercise of an over-allotment option by the underwriters of the offering. Interest on the 5 1/4% convertible senior notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2002. The convertible senior notes are convertible at any time into the Company's Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share. The conversion rate is subject to adjustment. The net proceeds from this offering were used to pay a portion of the purchase price of the acquisitions of the AT&T systems.

  On June 29, 2001, Mediacom Broadband and its wholly-owned subsidiary, Mediacom Broadband Corporation, completed an offering of $400.0 million in aggregate principal amount of 11% senior notes due July 2013. Interest on the 11% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2002. The 11% senior notes were subject to a special mandatory redemption if all of the acquisitions of the AT&T systems had not been consummated on or prior to specified date, at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of redemption. Upon the completion of the offering, the Company placed the net proceeds of the offering of the 11% senior notes, along with the additional amount of cash necessary to fund the special mandatory redemption, including the accrued interest, in an escrow account, pending application of the escrow funds by the Company for the payment of a portion of the purchase price for the acquisitions of the AT&T systems and related fees and expenses, or in the event of a special mandatory redemption of the 11% senior notes, the redemption price in connection therewith. The escrow funds were required to be invested in cash or cash equivalents and are classified as restricted cash on the Company's consolidated balance sheets as of June 30, 2001. Pursuant to the escrow agreement, the escrow funds were released to the Company on July 18, 2001, and applied towards the purchase price for the acquisitions of the AT&T systems and to pay related fees and expenses in connection with the completion of such acquisitions on the same date.

  On July 18, 2001, the Company entered into a $1.4 billion senior secured credit facility for the operating subsidiaries of Mediacom Broadband. The credit facility consists of a $600 million revolving credit facility, a $300 million tranche A term loan and a $500 million tranche B term loan. The revolving credit facility expires on March 31, 2010 and commitments under the revolving credit facility will be reduced in quarterly installments beginning on December 31, 2004. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%. Borrowings under this facility, in the amount of $855.0 million, were used to fund a portion of the purchase price for the acquisitions of the AT&T systems.

  After giving pro forma effect to the completion of the acquisitions of the AT&T systems and the related financings noted above, the Company's total indebtedness was approximately $2.77 billion as of June 30, 2001, and it had unused credit commitments of approximately $1.1 billion under its subsidiaries' revolving credit facilities. On the same pro forma basis, the Company's weighted average cost of indebtedness was approximately 7.6%.

  Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service the Company's obligations and complete its future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to them.


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

  In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Accounting for Goodwill and other Intangible Assets," was issued effective January 1, 2002. This statement establishes that goodwill is no longer subject to amortization over its useful life. The new rule also states that an acquired intangible assets must be separately recognized if it is obtained through contractual or other legal rights, or if the asset can be sold, licensed, transferred, exchanged or rented, regardless of the intent to do so. The Company has not yet determined the impact that SFAS 142 may have on its results of operations and the consolidated financial statements.


Inflation and Changing Prices

  The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


  In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2001, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company would have paid approximately $3.0 million if it terminated the Swaps, inclusive of accrued interest, at June 30, 2001. The table below provides information for the Company's long term debt. See Note 5 to the Company's consolidated financial statements.

                                          Expected Maturity
                    -------------------------------------------------------------
                                  (All dollar amounts in thousands)
                     2002      2003      2004      2005        2006   Thereafter     Total     Fair Value
                    ------    ------    ------    ------      ------ ------------   -------   ------------
Fixed rate          $  -    $  -      $  -      $    -    $  -          $200,000    $200,000     $185,000

Weighted average      8.5%      8.5%      8.5%      8.5%        8.5%         8.5%        8.5%
 interest rate

Fixed rate          $  -    $  -      $  -      $  -      $  -          $125,000    $125,000     $107,000

Weighted average      7.9%      7.9%      7.9%      7.9%        7.9%         7.9%        7.9%
 interest rate

Fixed rate          $  -    $  -      $  -      $  -      $  -          $500,000    $500,000     $480,000

Weighted average      9.5%      9.5%      9.5%      9.5%        9.5%         9.5%        9.5%
 interest rate

Fixed rate          $  -    $  -      $  -      $  -      $  -          $400,000    $400,000     $407,000

Weighted average     11.0%     11.0%     11.0%     11.0%       11.0%        11.0%       11.0%
 interest rate

Fixed rate          $  -    $  -      $  -      $  -       $172,500   $  -          $172,500     $194,000

Weighted average      5.3%      5.3%      5.3%      5.3%        5.3%         5.3%        5.3%
 interest rate

Variable rate       $ 750    $2,000    $2,000    $2,000    $  2,000     $229,250    $238,000     $238,000

Weighted average      7.0%      7.0%      7.0%      7.0%        7.0%         7.0%        7.0%
 interest rate

                                    PART II
                                   ---------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


  On June 21, 2001, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year and (ii) ratify the selection of our independent auditors for the year ending December 31, 2001.

  The following individuals were elected to serve as directors for a term of one year:

                                                        Vote For                      Vote Withheld
                                               ---------------------------     ---------------------------
Rocco B. Commisso                                     344,632,658                       5,430,766
Craig S. Mitchell                                     349,795,599                         267,825
William S. Morris III                                 349,795,433                         267,991
Thomas V. Reifenheiser                                349,795,549                         267,875
Natale S. Ricciardi                                   349,795,584                         267,840
Mark E. Stephan                                       345,861,164                       4,202,260
Robert L. Winikoff                                    348,755,478                       1,307,946

  These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

  The stockholders ratified the selection of Arthur Andersen LLP as our independent auditors for the year ending December 31, 2001. The result of the vote was as follows: 349,999,562 votes were for the selection, 60,583 votes were against the selection and 3,279 votes abstained from the selection.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


  Exhibit
   Number                             Exhibit Description
  --------                            -------------------

     3.1     Amended and Restated By-laws of Mediacom Communications Corporation

    21.1     Subsidiaries of Mediacom Communications Corporation

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the three months ended June 30, 2001:

                                 Date Report
   Date of Report               Filed with SEC                                  Items Reported
---------------------     ------------------------    ----------------------------------------------------------------
February 26, 2001           June 6, 2001                Item 5 - Other Events
(Amendment No. 1)                                       Item 7 - Financial Statements, Pro Forma Financial
                                                                 Information and Exhibits *
June 6, 2001                June 6, 2001                Item 5 - Other Events
                                                        Item 7 - Financial Statements, Pro Forma Financial
                                                                 Information and Exhibits
June 22, 2001               June 26, 2001               Item 5 - Other Events
                                                        Item 7 - Financial Statements, Pro Forma Financial
                                                                 Information and Exhibits
June 22, 2001               June 29, 2001               Item 5 - Other Events
                                                        Item 7 - Financial Statements, Pro Forma Financial
                                                                 Information and Exhibits

______________

* Included historical financial statements for Georgia Mediacom Systems, the Southern Illinois Mediacom Systems, the Iowa Mediacom Systems and the
                          Missouri Mediacom Systems

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Mediacom Communications Corporation


August 14, 2001                By: /s/ Mark E. Stephan
                                   -----------------------------
                                   Mark E. Stephan
                                   Senior Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Principal Financial
                                   Officer