Form 10-Q
period 2001-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2001-11-14
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                    FORM 10-Q

                               ____________________

             Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes  X       No_______
                                    -----

     As of October 31, 2001, there were 90,538,955 shares of Class A common stock and 29,342,990 shares of Class B common stock outstanding.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                            PART I
                                            ------

                                                                                                               Page
                                                                                                               ----
Item 1.      Financial Statements

               Consolidated Balance Sheets -
                  September 30, 2001 (unaudited) and December 31, 2000......................................      1

               Consolidated Statements of Operations and Comprehensive Loss -
                  Three and Nine Months Ended September 30, 2001 and 2000 (unaudited).......................      2

               Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000 (unaudited).................................      3

               Notes to Consolidated Financial Statements (unaudited).......................................      4

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................................     11

Item 3.      Quantitative and Qualitative Disclosures about
               Market Risk..................................................................................     20

                                            PART II
                                            -------

Item 6.      Exhibits and Reports on Form 8-K...............................................................     21


                        ________________________________


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

                                     PART I
                                     ------

ITEM 1.    FINANCIAL STATEMENTS

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                                 September 30,        December 31,
                                                                                     2001                 2000
                                                                                 -------------        ------------
                                     ASSETS                                       (Unaudited)
Cash and cash equivalents                                                       $    19,755           $     4,152
Subscriber accounts receivable, net of allowance for doubtful accounts
  of $1,624 and $932, respectively                                                   31,872                13,500
Prepaid expenses and other assets                                                    11,226                 4,255
Investments                                                                           3,277                 3,985
Investment in cable television systems:
  Inventory                                                                          25,419                14,131
  Property, plant and equipment, net of accumulated depreciation of
      $321,764 and $204,617, respectively                                         1,234,537               636,932
  Intangible assets, net of accumulated amortization of $197,704 and
      $125,181, respectively                                                      2,207,367               686,009
                                                                                -----------           -----------
      Total investment in cable television systems                                3,467,323             1,337,072
  Other assets, net of accumulated amortization of $9,240 and
    $5,749, respectively                                                             53,664                17,008
                                                                                -----------           -----------
      Total assets                                                              $ 3,587,117           $ 1,379,972
                                                                                ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Debt                                                                          $ 2,762,500           $   987,000
  Accounts payable and accrued expenses                                             191,130                81,140
  Subscriber advances                                                                 2,226                 3,886
  Deferred revenue                                                                   20,413                40,510
  Other liabilities                                                                  16,464                 5,815
                                                                                -----------           -----------
      Total liabilities                                                         $ 2,992,733           $ 1,118,351
                                                                                -----------           -----------
STOCKHOLDERS' EQUITY
  Class A common stock, $.01 par value; 300,000,000 shares authorized;
      90,538,955 and 60,601,001 shares issued and outstanding, respectively             906                   606
  Class B common stock, $.01 par value; 100,000,000 shares authorized;
      29,342,990 shares issued and outstanding                                          293                   293
  Additional paid in capital                                                        974,370               538,642
  Accumulated comprehensive loss                                                     (1,122)                 (414)
  Accumulated deficit                                                              (380,063)             (277,506)
                                                                                -----------           -----------
      Total stockholders' equity                                                    594,384               261,621
                                                                                -----------           -----------
      Total liabilities and stockholders' equity                                $ 3,587,117           $ 1,379,972
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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  (All amounts in 000's, except per share data)
                                   (Unaudited)

                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                       --------------------------------       -------------------------------
                                           2001                2000                2001               2000
                                       -------------      -------------       -------------        ----------
Revenues                                  $  192,937         $   84,478         $   376,338        $  244,513

Costs and expenses:
    Service costs                             73,872             28,947             137,922            83,813
    Selling, general and
       administrative expenses                35,404             13,889              65,408            41,171
    Corporate expenses                         2,508              1,598               5,975             4,529
    Depreciation and amortization             89,478             45,100             193,558           129,251
    Non-cash stock charges
       relating to corporate
       expenses                                  529                609               2,412            27,596
                                       -------------      -------------       -------------        ----------
Operating loss                                (8,854)            (5,665)            (28,937)          (41,847)
                                       -------------      -------------       -------------        ----------
Interest expense, net                         48,424             16,864              91,583            51,444
Loss on derivative instruments, net            7,604                  -               9,001                 -
Other expenses (income)                          317                353             (28,794)            1,224
                                       -------------      -------------       -------------        ----------
Net loss before income taxes                 (65,199)           (22,882)           (100,727)          (94,515)
Provision for income taxes                        63                 83                 188             1,384
                                       -------------      -------------       -------------        ----------
Net loss before cumulative
    effect of accounting change              (65,262)           (22,965)           (100,915)          (95,899)
Cumulative effect of accounting
    change                                         -                  -              (1,642)                -
                                       -------------      -------------       -------------        ----------
Net loss                                     (65,262)           (22,965)           (102,557)          (95,899)
Unrealized loss on investments                (1,034)                 -                (708)          (15,966)
                                       -------------      -------------       -------------        ----------
Comprehensive loss                        $  (66,296)        $  (22,965)        $  (103,265)       $ (111,865)
                                       =============      =============       =============        ==========
Basic and diluted loss per share:

    Before cumulative effect of
       accounting change                  $    (0.54)        $    (0.26)        $     (1.00)       $    (1.17)
    Cumulative effect of
       accounting change                           -                  -               (0.02)                -
                                       -------------      -------------       -------------        ----------
                                          $    (0.54)        $    (0.26)        $     (1.02)       $    (1.17)
                                       =============      =============       =============        ==========
Weighted average common
    shares outstanding                       119,876             89,936            101,027            81,741

          The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                       2001               2000
                                                                                  -------------      ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                                          $  (102,557)     $    (95,899)
   Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                                    193,558           129,251
       Provision for deferred income taxes                                                    -            (1,346)
       Change in fair value of swaps                                                     10,643                 -
       Vesting of management stock                                                        2,412             3,123
       Other non-cash stock charges relating to corporate expenses                            -            24,473
       Elimination and amortization of deferred SoftNet revenue                         (30,244)             (947)
       Changes in assets and liabilities, net of effects from acquisitions:
          Subscriber accounts receivable                                                (18,363)            1,055
          Prepaid expenses and other assets                                              (6,965)             (251)
          Accounts payable and accrued expenses                                          76,028            10,035
          Subscriber advances                                                            (1,660)           (1,466)
          Deferred revenue                                                               10,147               354
                                                                                  -------------      ------------
              Net cash flows provided by operating activities                           132,999            68,382
                                                                                  -------------      ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                                 (176,324)         (134,110)
  Acquisitions of cable television systems                                           (2,109,153)          (34,968)
  Other, net                                                                             (1,118)           (1,435)
                                                                                  -------------      ------------
              Net cash flows used in investing activities                            (2,286,595)         (170,513)
                                                                                  -------------      ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  New borrowings                                                                      2,301,500           211,000
  Repayment of debt                                                                    (526,000)         (464,000)
  Net proceeds from sale of Class A common stock                                        433,017           354,237
  Issuance of common stock in employee stock purchase plan
    and option exercises                                                                    598               310
  Repurchase of Class A common stock                                                          -              (658)
  Financing costs                                                                       (39,916)             (207)
                                                                                  -------------      ------------
              Net cash flows provided by financing activities                         2,169,199           100,682
                                                                                  -------------      ------------
              Net increase (decrease) in cash and cash equivalents                       15,603            (1,449)

CASH AND CASH EQUIVALENTS, beginning of period                                            4,152             4,473
                                                                                  -------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                            $    19,755      $      3,024
                                                                                  =============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                          $    68,180      $     58,659
                                                                                  =============      ============

          The accompanying notes to consolidated financial statements are an integral part of these statements

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization

     Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving principally non-metropolitan markets in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of September 30, 2001, the Company had acquired and was operating cable systems in 23 states, principally Alabama, California, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri and North Carolina.

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

     Mediacom Broadband LLC ("Mediacom Broadband"), a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable television systems from AT&T Broadband, LLC in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T systems"). The Company completed the acquisitions of the AT&T systems in June and July 2001.

(2)  Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Financial Statements

     Certain reclassifications have been made to the prior year's presentation and amounts to conform to the current year's presentation and amounts.

     The consolidated financial statements as of September 30, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2001.

   Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". As a result, the Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 will have no effect on the Company's results of operations or financial position. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that SFAS 142 will have on its results of operations and financial position, including determining whether the Company's franchise licenses should be accounted for as an indefinite life intangible asset. For the three and nine months ended September 30, 2001, the Company has continued to amortize all goodwill acquired prior to June 30, 2001 and all intangible assets, including its franchise licenses. If it is determined that these intangibles qualify for indefinite life treatment the Company will cease amortizing them.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its results of operations or financial position.

(3)  Acquisitions

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, LLC, for an aggregate purchase price of approximately $1.79 billion. The purchase price has been preliminarily allocated as follows: approximately $470.0 million to property, plant and equipment and approximately $1.32 billion to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offerings of 29.9 million shares of Class A common stock and 5 1/4% convertible senior notes due 2006, the net proceeds of the 11% senior notes due 2013 and borrowings under the Company's subsidiary credit facilities.

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband, LLC, for a purchase price of approximately $308.1 million. The purchase price has been preliminarily allocated as follows: approximately $83.7 million to property, plant and equipment and approximately $224.4 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offering of 29.9 million shares of Class A of common stock.

     During 2000, the Company completed nine acquisitions of cable systems serving approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million. The cable systems serve communities in the states of Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of each of these acquired systems have been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The aggregate purchase price has been allocated as follows: approximately $49.4 million to property, plant and equipment, and approximately $59.8 million to intangible assets. These acquisitions were financed with borrowings under the Company's subsidiary credit facilities.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   Unaudited Pro Forma Information

     The Company has reported the operating results of the acquired systems from the dates of their respective acquisition. The unaudited pro forma operating results presented below give pro forma effect to the acquisitions of the acquired systems as if such transactions had been consummated on January 1, 2000. The financial information below includes estimates and has been prepared for comparative purposes only and does not purport to be indicative of the operating results which actually would have resulted had the acquisitions of the acquired systems been consummated at the beginning of the period presented.

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ---------------------------------
                                                                                          2001               2000
                                                                                    --------------     --------------
                                                                                    (dollars in thousands, except per
                                                                                             share amounts)
     Revenues...................................................................      $    624,825     $    582,845
     Operating expenses and costs:
        Service costs...........................................................           239,650          214,318
        Selling, general and administrative expenses............................           119,854          112,439
        Corporate expenses......................................................            21,790           19,926
        Depreciation and amortization...........................................           296,458          273,035
        Non-cash stock charges relating to corporate expenses...................             2,412           27,596
                                                                                  ----------------     --------------
     Operating loss.............................................................           (55,339)         (64,469)
                                                                                  ----------------     --------------
     Net loss...................................................................      $   (199,704)    $   (250,850)
                                                                                  ================     ==============
     Basic and diluted loss per share...........................................      $      (1.98)    $      (3.07)

(4)  Loss Per Share

     The Company calculates loss per share in accordance with Statement of Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Since the Company has reported a net loss for the periods, the effects of the inclusion of stock options and convertible debt would be anti-dilutive and therefore, in accordance with SFAS 128, are not included in the computation of diluted loss per share.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following table summarizes the Company's calculation of basic and diluted loss per share for the three and nine months ended September 30, 2001 and 2000:

                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                         --------------------------------      -------------------------------
                                              2001               2000              2001                2000
                                         --------------------------------      -------------------------------
                                                           (in thousands, except per share amounts)
     Net loss.........................      $  (65,262)    $    (22,965)       $ (102,557)         $  (95,899)
     Basic and diluted loss per share:
        Before cumulative effect of
           accounting change..........      $    (0.54)    $      (0.26)       $    (1.00)         $    (1.17)
        Cumulative effect of accounting
           change.....................               -                -             (0.02)                  -
                                            ----------     ------------        ----------          ----------
                                            $    (0.54)    $      (0.26)       $    (1.02)         $    (1.17)
                                            ==========     ============        ==========          ==========
     Weighted average common
        shares outstanding............         119,876           89,936           101,027              81,741

     For the nine months ended September 30, 2000, the weighted average shares outstanding was based, in part, on the conversion ratio used to exchange the Mediacom LLC membership units for shares of MCC common stock upon MCC's initial public offering in February 2000.

(5)  Debt

     As of September 30, 2001 and December 31, 2000, debt consisted of:

                                                                September 30,       December 31,
                                                                    2001                2000
                                                                -------------       ------------
                                                                     (dollars in thousands)
     Bank credit facilities (a).............................    $   1,365,000       $    662,000
     8 1/2% senior notes....................................          200,000            200,000
     7 7/8% senior notes.....................................         125,000            125,000
     9 1/2% senior notes (b)................................          500,000                  -
     11% senior notes (c)...................................          400,000                  -
     5 1/4% convertible senior notes (d)....................          172,500                  -
                                                                -------------       -------------
                                                                $   2,762,500       $    987,000
                                                                =============       =============

     Debt Issued in 2001

     (a) In addition to the existing $1.1 billion credit facilities for the operating subsidiaries of Mediacom LLC, on July 18, 2001, the Company entered into a $1.4 billion senior secured credit facility for the operating subsidiaries of Mediacom Broadband. The credit facility consists of a $600 million revolving credit facility, a $300 million tranche A term loan and a $500 million tranche B term loan. The revolving credit facility expires on March 31, 2010 and commitments under the revolving credit facility will be reduced in quarterly installments beginning on December 31, 2004. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on tranche B term loan is payable at either the eurodollar rate plus a floating

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%. The Mediacom Broadband credit facility requires the Company to maintain compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The Mediacom Broadband credit facility also requires the Company to maintain compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Mediacom Broadband credit facility as of September 30, 2001.

     (b) On January 24, 2001, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a New York corporation, jointly issued $500.0 million aggregate principal amount of 9 1/2% senior notes due January 2013 (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 9 1/2% Senior Notes as of September 30, 2001.

     (c) On June 29, 2001, Mediacom Broadband and its wholly-owned subsidiary, Mediacom Broadband Corporation, a Delaware corporation, jointly issued $400.0 million aggregate principal amount of 11% senior notes due July 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of Mediacom Broadband, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband. Mediacom Broadband was in compliance with the indenture governing the 11% Senior Notes as of September 30, 2001

     (d) On June 27, 2001, the Company issued $172.5 million aggregate principal amount of 5 1/4% convertible senior notes ("Convertible Senior Notes") due July 2006. The Convertible Senior Notes are convertible at any time at the option of the holder into the Company's Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share. The conversion rate is subject to adjustment.

     The average interest rate on outstanding debt under the bank credit facilities was 5.7% for the three months ended September 30, 2001, before giving effect to the interest rate swap agreements discussed below.

     The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2001, the Company had entered into interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. The Company accounts for these interest rates swaps as speculative investments and therefore records them at market value. For the three and nine months ended September 30, 2001, the Company recorded a loss of $7.6 million and $9.0 million, respectively, in the consolidated statements of operations.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The stated maturities of all debt outstanding as of September 30, 2001 are as follows (dollars in thousands):

     2002......................................................  $        750
     2003......................................................         2,000
     2004......................................................        10,500
     2005......................................................        37,000
     2006......................................................       242,500
     Thereafter ...............................................     2,469,750
                                                                 ------------
                                                                 $  2,762,500
                                                                 ============

(6)  SoftNet

     As of December 31, 2000, deferred revenue resulting from the Company's receipt of shares of SoftNet Systems, Inc. common stock amounted to approximately $30.2 million, net of amortization taken. The Company recognized revenue of approximately $0.3 million and $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. As a result of the termination of the SoftNet relationship in the first quarter of 2001, the Company recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations.

(7)  Stockholders' Equity

     On June 27, 2001, the Company completed a public offering of 29.9 million shares of its Class A common stock at $15.22 per share. The net proceeds, after underwriting discounts and other expenses of approximately $22.1 million, were $433.0 million. Net proceeds from this offering were used to fund a portion of the purchase price for the acquisitions of the AT&T systems. See Note 3.

(8)  Recent Developments

     The Company utilizes Excite@Home to provide its customers with high-speed Internet service. On September 28, 2001, Excite@Home filed for Chapter 11 bankruptcy protection in U.S. Bankruptcy Court in San Francisco. At the same time, Excite@Home announced the sale of essentially all of its broadband Internet access business assets and related services to AT&T Corp., subject to court approval. On October 10, 2001, the Company was informed by Excite@Home that it would no longer add new customers to its broadband Internet access system. In addition, Excite@Home filed a motion to reject or terminate its agreements with all cable companies, including Excite@Home's understanding with the Company. On October 17, 2001, the Company entered into a letter agreement with Excite@Home under which Excite@Home agreed to add new customers and provide service to new and existing customers through November 30, 2001. Excite@Home announced that it would temporarily withdraw its motion to reject or terminate agreements with respect to any cable company that signed a letter agreement. On October 19, 2001, a committee composed of the bondholders of Excite@Home filed a motion with the bankruptcy court to compel Excite@Home to stop providing services to its cable customers unless the cable companies agree to better terms or buy the company at a price acceptable to the creditors. Furthermore, Excite@Home recently filed a similar motion with the bankruptcy court seeking to stop providing services to its cable customers. These motions are scheduled to be heard on November 30, 2001. The Company intends to vigorously oppose these motions.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company is currently exploring options that will enable it to continue to provide high-speed Internet service. These options include extending its agreement with Excite@Home, establishing a relationship with other providers of high-speed Internet service or developing the infrastructure and expertise necessary to provide the service itself. There can be no assurance that the Company will be able to continue to provide high-speed Internet service to its customers without disruptions.

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

     Mediacom Broadband LLC ("Mediacom Broadband"), a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable television systems from AT&T Broadband, LLC in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T systems") as described below.

Acquisitions

     The Company has significantly expanded its business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.

     2001 Acquisitions

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

     On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $308.1 million, after preliminary closing adjustments. This transaction comprises cable systems serving Columbia, Jefferson City and Springfield, Missouri.

2000 Acquisitions

     In 2000, the Company completed nine acquisitions of cable systems serving a total of approximately 53,000 basic subscribers (the "2000 Acquisitions"). The table below sets forth information regarding the 2000 Acquisitions.

                                                                                                    Basic Subscribers
                                                                                Purchase Price            as of
Predecessor Owner                                        Acquisition Date       (in millions)       Acquisition Date
-----------------                                        ----------------       -------------       ----------------
Rapid Communications Partners, L.P.                      April 2000                $   8.0                6,000
MidAmerican Cable Systems, L.P.                          April 2000                    8.0                5,000
TriCable, Inc                                            May 2000                      1.8                1,000
Spirit Lake Cable TV, Inc.                               June 2000                    10.8                5,000
South Kentucky Services Corporation                      July 2000                     2.1                1,000
Dowden Midwest Cable Partners, L.P.                      August 2000                   1.2                1,000
Illinet Communications of Central Illinois, LLC          October 2000                 15.8                8,000
Satellite Cable Services, Inc.                           October 2000                 27.5               12,000
AT&T Broadband, LLC-Alabama                              December 2000                34.0               14,000
                                                                                   -------               ------
                                                                                   $ 109.2               53,000
                                                                                   =======               ======


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

Actual Results of Operations

     The following historical information includes the results of operations of the 2000 Acquisitions and the AT&T systems (together, the "Acquired Systems"), only for that portion of the respective period that such cable television systems were owned by the Company.

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

                                                                     Three Months Ended September 30,       Percent
                                                                     --------------------------------
                                                                         2001                2000           Change
                                                                     -------------       ------------       -------
                                                                          (dollars in thousands)
Revenues......................................................       $     192,937       $     84,478         128.4%
Service costs.................................................              73,872             28,947         155.2
Selling, general and administrative expenses..................              35,404             13,889         154.9
Corporate expenses............................................               2,508              1,598          56.9
Depreciation and amortization.................................              89,478             45,100          98.4
Non-cash stock charges relating to corporate expenses.........                 529                609         (13.1)
                                                                     -------------       ------------       -------
Operating loss................................................              (8,854)            (5,665)         56.3
                                                                     -------------       ------------       -------
Interest expense, net.........................................              48,424             16,864         187.1
Loss on derivative instruments, net...........................               7,604                  -             -
Other expenses (income).......................................                 317                353             -
                                                                     -------------       ------------       -------
Net loss before income taxes..................................             (65,199)           (22,882)        184.9
Provision for income taxes....................................                  63                 83         (24.1)
                                                                     -------------       ------------       -------
Net loss before cumulative effect of accounting change........             (65,262)           (22,965)        184.2%
Cumulative effect of accounting change........................                   -                  -             -
                                                                     -------------       ------------       -------
Net loss......................................................       $     (65,262)      $    (22,965)        184.2%
                                                                     =============       ============       =======

Other Data:
EBITDA........................................................       $      81,153       $     40,044         102.7%
 EBITDA margin/(1)/...........................................                42.1%              47.4%

______________________

/(1)/  Represents EBITDA as a percentage of revenues.


     Revenues. Revenues increased 128.4% to $192.9 million for the three months ended September 30, 2001 as compared to $84.5 million for the three months ended September 30, 2000. Of the revenue increase of $108.4 million, approximately $102.1 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's digital cable and high-speed Internet access services.

     Service costs. Service costs increased 155.2% to $73.9 million for the three months ended September 30, 2001 as compared to $28.9 million for the three months ended September 30, 2000. Of the service cost increase of $45.0 million, approximately $41.3 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers, the costs of channel additions and the Company's digital customer growth. As a percentage of revenues, service costs were 38.3% for the three months ended September 30, 2001, as compared with 34.3% for the three months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 154.9% to $35.4 million for the three months ended September 30, 2001 as compared to $13.9 million for the three months ended September 30, 2000. Of the selling, general and administrative expense increase of $21.5 million, approximately $19.8 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher employee and bad debt expenses. As a percentage of revenues, selling, general and administrative expenses were 18.4% for the three months ended September 30, 2001 as compared with 16.4% for the three months ended September 30, 2000.

     Corporate expenses. Corporate expenses increased 56.9% to $2.5 million for the three months ended September 30, 2001 as compared to $1.6 million for the three months ended September 30, 2000. The increase is primarily due to additional employee costs as a result of the AT&T acquisitions. As a percentage of revenues, corporate expenses were 1.3% for the three months ended September 30, 2001 as compared with 1.9% for the three months ended September 30, 2000.

     Depreciation and amortization. Depreciation and amortization increased 98.4% to $89.5 million for the three months ended September 30, 2001 as compared to $45.1 million for the three months ended September 30, 2000. This increase was due to the Company's purchase of the Acquired Systems and capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 13.1% to $0.5 million for the three months ended September 30, 2001 as compared to $0.6 million for the three months ended September 30, 2000. This decrease is due to reduced vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 187.1% to $48.4 million for the three months ended September 30, 2001 as compared to $16.9 million for the three months ended September 30, 2000. This increase was due primarily due to additional indebtedness incurred in conjunction with the acquisitions of the AT&T systems. Declining interest rates on the Company's variable rate debt partially offset the increased interest expense on the additional debt.

     Loss on derivative instruments, net. Loss on derivative instruments, net was $7.6 million for the three months ended September 30, 2001, due to the change in the fair value of the Company's interest rate derivatives as a result of the decrease in market interest rates.

     Other expenses (income). Other expense was $0.3 million for the three months ended September 30, 2001 as compared to $0.4 million of other expense for the three months ended September 30, 2000. The decrease in other expense is due to additional investment income received for the three months ended September 30, 2001.

     Provision for income taxes. Provision for income taxes was $0.1 million for the three months ended September 30, 2001 and September 30, 2000. This provision reflects the amounts payable for state and local taxes.

     Net loss. Due to the factors described above, the Company generated a net loss of $65.3 million for the three months ended September 30, 2001 as compared to a net loss of $23.0 million for the three months ended September 30, 2000.

     EBITDA. EBITDA increased 102.7% to $81.2 million for the three months ended September 30, 2001 as compared to $40.0 million for the three months ended September 30, 2000. Of the EBITDA increase of $41.1 million, approximately $39.6 million was attributable to the Acquired Systems. Excluding the Acquired Systems, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming, employee and bad debt expenses described above. As a percentage of revenues, EBITDA was 42.1% for the three months ended September 30, 2001 as compared with 47.4% for the three months ended September 30, 2000.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

                                                                     Nine Months Ended September 30,        Percent
                                                                     -------------------------------
                                                                          2001               2000            Change
                                                                     --------------      -----------       ----------
                                                                       (dollars in thousands)
Revenues......................................................       $    376,338       $    244,513          53.9%
Service costs.................................................            137,922             83,813          64.6
Selling, general and administrative expenses..................             65,408             41,171          58.9
Corporate expenses............................................              5,975              4,529          31.9
Depreciation and amortization.................................            193,558            129,251          49.8
Non-cash stock charges relating to corporate expenses.........              2,412             27,596         (91.3)
                                                                     ------------       ------------       -------
Operating loss................................................            (28,937)           (41,847)        (30.9)
                                                                     ------------       ------------       -------
Interest expense, net.........................................             91,583             51,444          78.0
Loss on derivative instruments, net...........................              9,001                  -             -
Other expenses (income).......................................            (28,794)             1,224            NM
                                                                     ------------       ------------       -------
Net loss before income taxes..................................           (100,727)           (94,515)          6.6
Provision for income taxes....................................                188              1,384         (86.4)
                                                                     ------------       ------------       -------
Net loss before cumulative effect of accounting change........           (100,915)           (95,899)          5.2%
Cumulative effect of accounting change........................             (1,642)                 -             -
                                                                     ------------       ------------       -------
Net loss......................................................       $   (102,557)      $    (95,899)          6.9%
                                                                     ============       ============       =======

Other Data:

EBITDA........................................................       $    167,033       $    115,000          45.2%
EBITDA margin/(1)/............................................               44.4%              47.0%

_____________________________

/(1)/  Represents EBITDA as a percentage of revenues.


       Revenues. Revenues increased 53.9% to $376.3 million for the nine months ended September 30, 2001 as compared to $244.5 million for the nine months ended September 30, 2000. Of the revenue increase of $131.8 million, approximately $113.3 million was attributable to the Acquired Systems. Excluding the Acquired Systems, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core television services and to customer growth in the Company's digital cable and high-speed Internet access services.

       Service costs. Service costs increased 64.6% to $137.9 million for the nine months ended September 30, 2001 as compared to $83.8 million for the nine months ended September 30, 2000. Of the service cost increase of $54.1 million, approximately $45.9 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher programming expenses, including rate increases by programmers, the costs of channel additions and the Company's digital customer growth. As a percentage of revenues, service costs were 36.6% for the nine months ended September 30, 2001, as compared with 34.3% for the nine months ended September 30, 2000.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased 58.9% to $65.4 million for the nine months ended September 30, 2001 as compared to $41.2 million for the nine months ended September 30, 2000. Of the selling, general and administrative expense increase of $24.2 million, approximately $21.6 million was attributable to the Acquired Systems. Excluding the Acquired Systems, these costs increased primarily as a result of higher employee and bad debt expenses and marketing costs associated with the promotion of the Company's digital cable and high-speed Internet services. As a percentage of revenues, selling, general and administrative expenses were 17.4% for the nine months ended September 30, 2001 as compared with 16.8% for the nine months ended September 30, 2000.

       Corporate expenses. Corporate expenses increased 31.9% to $6.0 million for the nine months ended September 30, 2001 as compared to $4.5 million for the nine months ended September 30, 2000. The increase is primarily due to additional employee costs as a result of the AT&T acquisitions. As a percentage of revenues, corporate expenses were 1.6% for the nine months ended September 30, 2001 as compared with 1.9% for the nine months ended September 30, 2000.

     Depreciation and amortization. Depreciation and amortization increased 49.8% to $193.6 million for the nine months ended September 30, 2001 as compared to $129.3 million for the nine months ended September 30, 2000. This increase was due to the Company's purchase of the Acquired Systems and capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 91.3% to $2.4 million for the nine months ended September 30, 2001 as compared to $27.6 million for the nine months ended September 30, 2000. This decrease is due to a one-time $24.5 million charge which occurred in February 2000, resulting from the termination of the management agreements with Mediacom Management on the date of MCC's initial public offering.

     Loss on derivative instruments, net. Loss on derivative instruments, net was $9.0 million for the nine months ended September 30, 2001, due to the change in the fair value of the Company's interest rate derivatives as a result of the decrease in market interest rates.

     Interest expense, net. Interest expense, net, increased 78.0% to $91.6 million for the nine months ended September 30, 2001 as compared to $51.4 million for the nine months ended September 30, 2000. This increase was due primarily to additional indebtedness incurred in conjunction with the acquisitions of the AT&T systems. Declining interest rates on the Company's variable rate debt partially offset the increased interest expense on the additional debt.

     Other expenses (income). Other income was $28.8 million for the nine months ended September 30, 2001 as compared to $1.2 million of other expenses for the nine months ended September 30, 2000. This change was principally due to the elimination of the remainder of the deferred SoftNet revenue resulting from the termination of the contract with SoftNet Systems, Inc. See Note 6.

     Provision for income taxes. Provision for income taxes decreased to $0.2 million for the nine months ended September 30, 2001 as compared to $1.4 million provision for the nine months ended September 30, 2000. This provision reflects the amounts payable for state and local taxes.

     Net loss. Due to the factors described above and a one-time charge of $1.6 million resulting from the cumulative effect of change in accounting principle, the Company generated a net loss of $102.6 million for the nine months ended September 30, 2001 as compared to a net loss of $95.9 million for the nine months ended September 30, 2000.

     EBITDA. EBITDA increased 45.2% to $167.0 million for the nine months ended September 30, 2001 as compared to $115.0 million for the nine months ended September 30, 2000. Of the EBITDA increase of $52.0 million, approximately $44.1 million was attributable to the Acquired Systems. Excluding the Acquired Systems, EBITDA increased primarily due to the increase in revenues described above, offset primarily by the increases in programming, employee, and bad debt expenses described above. As a percentage of revenues, EBITDA was 44.4% for the nine months ended September 30, 2001, as compared with 47.0% for the nine months ended September 30, 2000.


Selected Pro Forma Results

     The Company has reported the results of operations of the Acquired Systems from the dates of their respective acquisitions. The financial information below, presents selected unaudited pro forma operating results for the nine months ended September 30, 2001 and 2000 assuming the purchase of the Acquired Systems had been consummated on January 1, 2000.

     For any acquisition completed as of June 30, 2001, selected pro forma results include financial data provided by the sellers from January 1, 2000 through the date of acquisition by the Company. For the acquisitions of the AT&T systems in Georgia, Illinois and Iowa completed on July 18, 2001, selected pro forma results include financial data provided by the sellers from January 1, 2000 to June 30, 2001 and assume the Company owned and operated these systems as of July 1, 2001. The selected pro forma results for the three and nine months ended September 30, 2001 are subject to change pending the Company's receipt of audited financial statements for the AT&T systems in Georgia, Illinois and Iowa for the period from January 1, 2001 to July 18, 2001.

     The pro forma information presented below includes certain estimates and is not necessarily indicative of what results would have been had the Company operated these cable systems since the beginning of 2000.

     These selected pro forma results include certain historical financial information for the AT&T systems prior to our ownership. Such historical costs and expenses for the AT&T systems were based on the cost structure existing under AT&T Broadband's ownership and management. However, certain costs and expenses are different under our ownership and management. For example, for the nine months ended September 30, 2001 and 2000, pro forma corporate expenses amounted to 3.4% and 3.5% of revenues, respectively. Due primarily to the elimination of the corporate expenses historically attributed to the AT&T systems, the Company expects corporate expense to approximate 1.5% of revenues in future periods.

     We believe that programming costs for the AT&T systems will initially increase by up to $7.8 million per annum because certain volume discounts historically received by the AT&T systems are not available under our existing arrangements with programming suppliers. However, we believe that the additional cost savings we are achieving relating to plant operations, employee costs and billing expenses will substantially offset the increase to programming costs that we initially expect to incur. In addition, these cost savings do not include the programming discounts we expect to negotiate as a result of the significant increase in the number of basic subscribers we serve following the acquisitions of the AT&T systems.

                                                                                    Nine Months Ended September 30,
                                                                                    --------------------------------
                                                                                         2001              2000
                                                                                    --------------    --------------
                                                                                         (dollars in thousands)
Revenues......................................................................        $   624,825      $    582,845

Costs and expenses:
   Service costs..............................................................            239,650           214,318
   Selling, general & administrative expenses.................................            119,854           112,439
   Corporate expenses.........................................................             21,790            19,926
   Depreciation and amortization..............................................            296,458           273,035
   Non-cash stock charges relating to corporate expenses......................              2,412            27,596
                                                                                      -----------      ------------
Operating loss................................................................        $   (55,339)     $    (64,469)
                                                                                      ===========      ============

Other Data:

EBITDA .......................................................................        $   243,531      $    236,162
EBITDA margin/(1)/............................................................               39.0%             40.5%

___________________________

/(1)/  Represents EBITDA as a percentage of revenues.

     Selected Pro Forma Results for Nine Months Ended September 30, 2001 Compared to Selected Pro Forma Results for Nine Months Ended September 30, 2000

       Revenues. Revenues increased 7.2% to $624.8 million for the nine months ended September 30, 2001, as compared to $582.8 million for the nine months ended September 30, 2000. This increase was attributable principally to basic rate increases associated with new programming introductions in the Company's core television services and customer growth in the Company's digital cable and high-speed Internet access services.

       Service costs. Service costs increased 11.8% to $239.7 million for the nine months ended September 30, 2001 from $214.3 million for the nine months ended September 30, 2000, principally due to higher programming, employee, and high-speed Internet expenses.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.6% to $119.9 million for the nine months ended September 30, 2001 from $112.4 million for the nine months ended September 30, 2000, principally due to higher employee, bad debt and marketing expenses.

     Corporate expenses. Corporate expenses increased 9.4% to $21.8 million for the nine months ended September 30, 2001 from $20.0 million for the nine months ended September 30, 2000. As a percentage of revenues, corporate expenses were 3.5% for the nine months ended September 30, 2001 as compared with 3.4% for the nine months ended September 30, 2000.

     Depreciation and amortization. Depreciation and amortization increased 8.6% to $296.5 million for the nine months ended September 30, 2001 from $273.0 million for the nine months ended September 30, 2000. This increase was principally due to capital expenditures associated with the upgrade of the Company's cable systems.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses were as reported above.

     Operating loss. As a result of the above factors, the Company generated an operating loss of $55.3 million for the nine months ended September 30, 2001, compared to $64.5 million for the nine months ended September 30, 2000.

     EBITDA. EBITDA increased by 3.1% to $243.5 million for the nine months ended September 30, 2001 from $236.2 million for the nine months ended September 30, 2000. The EBITDA margin was 39.0% for the nine months ended September 30, 2001 as compared with 40.5% for the nine months ended September 30, 2000.


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

     On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for the Missouri systems was approximately $308.1 million, after preliminary closing adjustments. This transaction comprises cable systems serving Columbia, Jefferson City and Springfield, Missouri.

     In 2000, the Company completed nine acquisitions of cable systems that served approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million.

     The Company has revised its capital investment program and now expects to spend approximately $280 million on capital expenditures in 2001. The Company plans to fund these expenditures through net cash flows from operations and additional borrowings under its subsidiary bank credit facilities. By December 2001, including the AT&T systems, the Company expects that 74% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 68% of its homes passed will have two-way communications. For the nine months ended September 30, 2001, the Company's capital expenditures were $176.3 million.

   Financing Activities

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

     On January 24, 2001, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a New York corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

     On June 27, 2001, the Company completed a public offering of 29.9 million shares of its Class A common stock at $15.22 per share. The transaction included
3.9 million shares of Class A common stock issued pursuant to the exercise of an over-allotment option by the underwriters of the offering. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of AT&T systems.

     On June 27, 2001, the Company completed a public offering of $172.5 million of 5 1/4% convertible senior notes due July 2006. The transaction included $22.5 million of convertible senior notes issued pursuant to the exercise of an over-allotment option by the underwriters of the offering. Interest on the 5 1/4% convertible senior notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2002. The convertible senior notes are convertible at any time into the Company's Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share. The conversion rate is subject to adjustment. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of the AT&T systems.

     On June 29, 2001, Mediacom Broadband and its wholly-owned subsidiary, Mediacom Broadband Corporation, a Delaware corporation, completed an offering of $400.0 million in aggregate principal amount of 11% senior notes due July 2013. Interest on the 11% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2002. The 11% senior notes were subject to a special mandatory redemption if all of the acquisitions of the AT&T systems had not been consummated on or prior to specified date, at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of redemption. Upon the completion of the offering, the Company placed the net proceeds of the offering of the 11% senior notes, along with the additional amount of cash necessary to fund the special mandatory redemption, including the accrued interest, in an escrow account, pending application of the escrow funds by the Company for the payment of a portion of the purchase price for the acquisitions of the AT&T systems and related fees and expenses, or in the event of a special mandatory redemption of the 11% senior notes, the redemption price in connection therewith. Pursuant to the escrow agreement, the escrow funds were released to the Company on July 18, 2001, and applied towards the purchase price for the acquisitions of the AT&T systems and to pay related fees and expenses in connection with the completion of such acquisitions on the same date.

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

     At September 30, 2001, the Company had total debt of approximately $2.76 billion. For the third quarter, the Company's pro forma leverage ratio (defined as total debt at period end divided by annualized pro forma EBITDA for the period) was 7.8x. Excluding the 5 1/4% convertible senior notes, the Company's pro forma leverage ratio was 7.3x at September 30, 2001. At September 30, 2001, the Company had unused credit facilities of approximately $1.1 billion, of which approximately $825 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements.

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

Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". As a result, the Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 will have no effect on the Company's results of operations or financial position. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that SFAS 142 will have on its results of operations and financial position, including determining whether the Company's franchise licenses should be accounted for as an indefinite life intangible asset. For the three and nine months ended September 30, 2001, the Company has continued to amortize all goodwill acquired prior to June 30, 2001 and all intangible assets, including its franchise licenses. If it is determined that these intangibles qualify for indefinite life treatment the Company will cease amortizating them.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its results of operations or financial position.

Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Since changes in costs can be passed through to subscribers, such changes are not expected to have a material effect on their results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the normal course of business, the Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of September 30, 2001, the Company had interest rate exchange agreements (the "Swaps") with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the Swaps, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the Swaps. However, the Company does not anticipate nonperformance by the counterparties. At September 30, 2001, the Company would have paid approximately $10.6 million if it terminated the Swaps, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 5 to the Company's consolidated financial statements.

                                               Expected Maturity
                       -------------------------------------------------------------------
                                        (All dollar amounts in thousands)
                        2002       2003        2004        2005        2006     Thereafter       Total       Fair Value
                       ------    -------     --------    --------    --------  ------------     -------      -----------
Fixed rate             $    -    $     -     $      -    $      -    $      -  $  200,000      $  200,000    $  194,000

Weighted average
  interest rate           8.5%       8.5%         8.5%        8.5%        8.5%        8.5%            8.5%

Fixed rate             $    -    $     -     $      -    $      -    $      -  $  125,000      $  125,000    $  111,000

Weighted average
  interest rate           7.9%       7.9%         7.9%        7.9%        7.9%        7.9%            7.9%

Fixed rate             $    -    $     -     $      -    $      -    $      -  $  500,000      $  500,000    $  488,000

Weighted average
  interest rate           9.5%       9.5%         9.5%        9.5%        9.5%        9.5%            9.5%

Fixed rate             $    -    $     -     $      -    $      -    $      -  $  400,000      $  400,000    $  401,000

Weighted average
  interest rate          11.0%      11.0%        11.0%       11.0%       11.0%       11.0%           11.0%

Fixed rate             $    -    $     -     $      -    $      -    $172,500  $        -      $  172,500    $  159,000

Weighted average
  interest rate           5.3%       5.3%         5.3%        5.3%        5.3%        5.3%            5.3%

Variable rate          $  750    $ 2,000     $ 10,500    $ 37,000    $ 70,000  $1,244,750      $1,365,000    $1,365,000

Weighted average
  interest rate           5.7%       5.7%         5.7%        5.7%        5.7%        5.7%            5.7%

                                     PART II
                                     -------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                     Exhibit Description
     -------                    -------------------

      4.1 Indenture relating to the 11% Senior Notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation, dated as of June 29, 2001/(1)/

     10.1 Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband subsidiary credit facility(1)

(b) Reports on Form 8-K:

      The Company filed the following report on Form 8-K during the three months ended September 30, 2001:

                                  Date Report
     Date of Report              Filed with SEC                          Items Reported
-------------------------    ----------------------    --------------------------------------------------
July 18, 2001                August 1, 2001            Item 2 - Acquisition or Disposition of Assets
                                                       Item 7 - Financial Statements, Pro Forma Financial
                                                                Information and Exhibits/(2)/

_______________

/(1)/ Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

/(2)/ Referenced previously reported historical financial statements for the Georgia Mediacom Systems, the Southern Illinois Mediacom Systems, the Iowa Mediacom Systems and the Missouri Mediacom Systems.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Mediacom Communications Corporation

November 14, 2001                      BY:   /s/ Mark E. Stephan
                                             -----------------------------------
                                             Mark E. Stephan
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Principal Financial
                                              Officer


                                              __________________________________