Form 10-K
period 2001-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2002-04-01
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     As of March 19, 2002, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $963.7 million.

     As of March 19, 2002, there were outstanding 90,613,616 shares of Class A common stock and 29,282,990 shares of Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                       MEDIACOM COMMUNICATIONS CORPORATION
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                                        Page
                                                                                        ----
Item 1.    Business...................................................................    4
Item 2.    Properties.................................................................   28
Item 3.    Legal Proceedings..........................................................   28
Item 4.    Submission of Matters to a Vote of Security Holders........................   29
Item 4A.   Directors and Executive Officers of the Registrant.........................   29

                                     PART II
                                     -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......   32
Item 6.    Selected Financial Data....................................................   33
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................   37
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................   53
Item 8.    Financial Statements and Supplementary Data................................   54
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.....................................................   78

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant.........................   79
Item 11.   Executive Compensation.....................................................   79
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............   79
Item 13.   Certain Relationships and Related Transactions.............................   79

                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............   80

     References in this Annual Report to "we," "us," or "our" are to Mediacom Communications Corporation and its direct and indirect subsidiaries since its initial public offering and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

     You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I
                                     ------

ITEM 1. BUSINESS

Introduction

     We are currently the nation's eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. We provide our customers with a wide array of broadband products and services, including traditional video services, digital television and high-speed Internet access. As of December 31, 2001, our cable systems passed approximately 2.6 million homes and served approximately 1.6 million basic subscribers in 23 states. A basic subscriber is a customer that subscribes to a package of basic cable television services. Approximately 60% of our customers are located within the top 100 television markets in the United States. We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer.

     Since commencement of our operations in March 1996, we have experienced significant growth by executing a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. In 2001, we acquired cable systems from AT&T Broadband, LLC that served approximately 800,000 basic subscribers, for an aggregate purchase price of about $2.07 billion. Since inception, we have acquired cable systems for an aggregate purchase price of $3.37 billion that served approximately 1.6 million basic subscribers as of December 31, 2001.

     We believe that our high-speed, interactive broadband network is the superior platform for the delivery of video, voice and data services to the homes and businesses in the communities we serve. We now have underway an aggressive network upgrade program that we expect to substantially complete by June 30, 2003. Including the cable systems we acquired in 2001 from AT&T Broadband, approximately 75% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 68% of our homes passed were activated with two-way communications capability as of December 31, 2001.

     As a result of our network upgrade program, we have seen a significant increase in our cable systems' network capacity, quality and reliability, facilitating the widespread introduction of additional programming and other services such as digital video and high-speed Internet access, and providing the network capability for additional services such as video-on-demand and telephony. As of December 31, 2001, our digital cable service was available to about 1.4 million basic subscribers, or 88% of our total basic subscribers, and our high-speed Internet access, or cable modem service, was marketed to approximately 1.4 million homes passed by our cable systems, or 54% of our total homes passed.

     Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. The information on our website is not part of this Annual Report.

General Business Developments

   2001 Acquisitions

     On June 29, 2001, we acquired from AT&T Broadband cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was about $300.0 million. This transaction comprised cable systems serving Columbia, Jefferson City and Springfield, Missouri.

     On July 18, 2001, we acquired from AT&T Broadband cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was about $1.77 billion. These transactions comprised cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Carbondale, Charleston, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa.

   2001 Financings

     On January 24, 2001, through our direct and indirect wholly-owned subsidiaries, Mediacom LLC and Mediacom Capital Corporation, we completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

     On June 27, 2001, we completed a public offering of 29.9 million shares of Class A common stock at $15.22 per share. The net proceeds from this offering were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

     On June 27, 2001, we completed a public offering of $172.5 million of 5 1/4% convertible senior notes due July 2006. The net proceeds from this offering were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

     On June 29, 2001, through our direct and indirect wholly-owned subsidiaries, Mediacom Broadband LLC and Mediacom Broadband Corporation, we completed an offering of $400.0 million in aggregate principal amount of 11% senior notes due July 2013. The net proceeds from this offering were used to pay a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

     On July 18, 2001, we entered into a $1.4 billion senior secured credit facility for the operating subsidiaries of Mediacom Broadband LLC. The credit facility consists of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan. Borrowings under this facility, in the amount of $855.0 million, were used to fund a portion of the purchase price and related fees and expenses for the acquisitions of the AT&T cable systems.

   2002 Events

     On February 4, 2002, we filed a registration statement with the SEC under which we may sell any combination of common and preferred stock, debt securities, warrants and subscription rights for a maximum aggregate amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002.

     During February 2002, we completed the transition of our cable modem customers, which totaled over 112,000, to our new, proprietary Mediacom Online(SM) high-speed Internet service, from the third-party provider Excite@Home.

Business Strategy

     Our objective is to be the dominant provider of entertainment, information and telecommunications services in the smaller cities and towns in the United States we serve. The key elements of our business strategy are to:

   Improve the Operating and Financial Performance of Our Acquired Cable
   Systems

     We seek to rapidly integrate our acquired cable systems and improve their operating and financial performance by implementing our operating practices and capital investment program. Prior to completion of an acquisition, we formulate plans for customer care and billing improvements, network upgrades, headend consolidation, new product and service launches, competitive positioning and human resource requirements. After completing an acquisition, we implement managerial, operating, purchasing, personnel and engineering changes designed to effect these plans. We typically generate cost savings by eliminating significant amounts of overhead expenses historically incurred by the owners of the cable systems we acquire.

   Develop Efficient Operating Clusters

     Our cable systems currently are organized into three operating divisions based on their geographic location. To enhance our divisional clusters, our acquisition strategy focuses, in part, on acquiring or trading for cable systems in close proximity to our own cable systems. By further concentrating the geographic clustering of our cable systems, we expect to generate additional operating efficiencies through the consolidation of many managerial, customer service, marketing, administrative and technical functions. The clustering of cable systems also enables us to consolidate signal processing and distribution facilities, or headend facilities, which lowers the fixed capital costs required on a per home basis to introduce new products and services.

   Rapidly Upgrade Our Cable Network

     We are rapidly upgrading our cable network to provide new broadband products and services, improve our competitive position and increase overall customer satisfaction. By December 2002, we anticipate that 94% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and 88% of our homes passed will have two-way communications capability. In addition, we expect that by June 2003 substantially all of our subscribers will be served by 100 master headend facilities and approximately 90% of our subscribers will be served by 40 master headend facilities. As part of our headend consolidation program, we plan to deploy about 8,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services.

Our upgrade plans will allow us to:

     . offer digital cable television, high-speed Internet access and interactive video services;

     . increase channel capacity to a minimum of 82 channels, and significantly more with digital video technology;

     . activate the two-way communications capability of our systems, which gives our customers the ability to send and receive signals over our cable network;

     . increase the average number of customers served by our master headend facilities, which lowers the fixed capital costs required on a per home basis to introduce new products and services, increases the speed and effectiveness of our deployment of these new products and services and improves our ability to sell advertising on our cable systems; and

     . utilize our regional fiber optic networks to offer advanced telecommunications services.

   Introduce New and Advanced Broadband Products and Services

     We believe that significant opportunities exist to increase our revenues by expanding the array of products and services we offer. We have used and will continue to use the expanded channel capacity of our upgraded systems to introduce several new basic programming services, additional premium services and numerous pay-per-view channels.

     Utilizing digital video technology, we offer multiple packages of premium services, several pay-per-view channels on a near video-on-demand basis, digital music services and interactive program guides. As of December 31, 2001, our digital cable service was available to about 1.4 million basic subscribers. In March 2002, we launched video-on-demand service in our Mobile, Alabama cable system. We plan to launch this service in other cable systems during 2002.

     We also offer high-speed Internet access at speeds up to 100 times faster than a conventional telephone modem. As of December 31, 2001, our cable modem service was marketed to about 1.4 million homes passed by our cable systems. During February 2002, we completed the transition of our cable modem customers, which numbered over 112,000, to our new, proprietary Mediacom Online(SM) high-speed Internet service, from the third-party provider Excite@Home. In addition, we are currently exploring other opportunities in interactive video and telecommunications services. We currently offer Internet over the television through a trial with WorldGate Service Inc. in our Waterloo, Iowa cable system.

   Maximize Customer Satisfaction to Build Customer Loyalty

     As a result of our strong regional and local management presence, we are responsive to customer needs and preferences and better positioned to strengthen relations with the local government authorities and the communities we serve. We seek a higher level of customer satisfaction by providing effective customer service and attractively priced product and service offerings. We believe our investments in our cable network are increasing customer satisfaction as a result of a wide array of new product and service introductions, greater technical reliability and improved quality of service. We have regional calling centers that are staffed with dedicated personnel who provide service 24 hours a day, seven days a week to approximately 88% of our customers. We believe that our focus on customer service has enhanced our reputation in the communities we serve, which has increased customer loyalty and the potential demand for our new and enhanced products and services.

   Acquire Underperforming Cable Systems Principally in Smaller Cities and
   Towns

     Our disciplined acquisition strategy targets underperforming cable systems serving primarily smaller cities and towns. These cable systems are typically located within the top 50 to 100 television markets where customers generally require cable to clearly receive a full complement of off-air television signals. We believe that there are advantages in acquiring and operating cable systems in small and medium-sized markets, including:

     . less direct wireline competition given the lower housing densities and the resulting higher costs per customer of constructing a cable network;

     . higher penetration levels of our services and lower customer turnover as a result of fewer competing entertainment alternatives; and

     . generally lower overhead and operating costs than those incurred by cable operators serving larger markets.

     In addition, we seek to acquire or trade for cable systems in close proximity to our existing operations because it is more cost effective to provide cable television and advanced telecommunications services over an expanded subscriber base within a concentrated geographic area. We have been able to purchase fill-in acquisitions at favorable prices in geographic regions where we are the dominant provider of cable television services. Our acquisition strategy will continue to focus on cable systems that have a complementary geographic fit with our existing operations, but we will also continue to consider opportunities to enter new market territories if they are of sufficient size to provide the clustering benefits noted above.

   Implement a Flexible Financing Structure

     To support our business strategy and enhance our financial flexibility, we have developed a financing strategy utilizing a blend of equity and debt capital to complement our acquisition and operating activities. We have diversified our sources of debt capital by raising long-term debt at Mediacom LLC and Mediacom Broadband LLC, our wholly-owned intermediate holding companies, while utilizing our operating subsidiaries to access debt in the commercial bank market through separate borrowing groups.

     We believe our financing strategy is beneficial because it broadens our access to various equity and debt markets, enhances our flexibility in managing our capital structure, reduces the overall cost of debt capital and permits us to maintain a substantial liquidity position in the form of unused and available subsidiary credit facilities. As of December 31, 2001, the unused credit commitments under our subsidiary credit facilities were approximately $1.1 billion, of which over $800.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements, and our annualized cost of debt capital was approximately 6.9%.

Products and Services

     We provide our customers with the ability to select from a full array of core cable television service packages. In addition, we offer our customers advanced broadband products and services such as digital cable television and high-speed Internet access. These products and services have been introduced to a significant portion of our customer base. In 2002, we plan to further introduce digital cable and high-speed Internet access across our cable systems and to aggressively market these services to our customer base. We launched video-on-demand service in our Mobile, Alabama cable system in March 2002 and plan to launch this service in other cable systems during 2002. We are also exploring other opportunities in interactive video, Internet protocol telephony, or IP telephony, and other telecommunications services.

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

     We currently offer our customers several digital cable programming packages that include:

     .    up to 64 multichannel premium services;

     .    up to 39 pay-per-view movie and sports channels;

     .    up to 45 channels of digital music; and

     . an interactive on-screen program guide to help them navigate the new digital choices.

     As of December 31, 2001, our digital service was available to about 1.4 million basic subscribers, or approximately 88% of our subscriber base, and we served 321,000 digital customers. By year-end 2002, we expect our digital cable service to be available to about 1.5 million basic subscribers, or approximately 95% of our subscriber base, and to serve between 390,000 and 400,000 digital customers.

   High-Speed Internet Access

     Our broadband cable network enables data to be transmitted up to 100 times faster than traditional telephone modem technologies. This high-speed capability allows our cable modem customers to receive and transmit large files from the Internet in a fraction of the time required when using the traditional telephone modem. It also allows much quicker response times when surfing the Internet, providing a richer experience for the customer. In addition, cable modem service eliminates the need for using a telephone line to access the Internet. It is also always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization.

     As of December 31, 2001, our cable modem service was marketed to about 1.4 million homes passed by our cable systems, or 54% of our homes passed, and we served 112,300 cable modem customers. We also provided dial-up telephone Internet access to 2,700 customers. During February 2002, we completed the transition of our cable modem customers, to our new, proprietary Mediacom Online(SM) high-speed Internet service, from the third-party provider Excite@Home. As part of the launch of Mediacom Online, we signed a multi-year agreement with AT&T Corp. under which AT&T provides the Internet protocol network backbone and certain core Internet support functions for our new service. Also, our regional calling centers now provide technical customer support for our cable modem customers. By year-end 2002, we expect our cable modem service to be marketed to about 2.1 million homes passed by our cable systems, or about 80% of our homes passed, and to serve between 180,000 and 190,000 total data customers.

   Advertising

     Our cable systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. Prior to our acquisitions of cable systems from AT&T Broadband during 2001, all of our advertising sales efforts were outsourced through third parties. As part of the acquisitions of the AT&T cable systems, we purchased an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a sales workforce. We expect to utilize this advertising infrastructure to generate additional advertising revenues in the cable systems we owned prior to the acquisitions of the AT&T cable systems, as the third-party advertising agreements covering those cable systems expire beginning in 2003. We also expect that the increasing concentration of customers served by our master headend facilities as a result of our headend consolidation program will enable us to increase our advertising revenues.

   Video-On-Demand

     Video-on-demand is an interactive television service that provides access to hundreds of movies or special events on demand with full video cassette recorder functionality, or the ability to fast forward, pause and rewind a program at will. Customers can also watch a selected feature repeatedly during the viewing window, which typically runs up to 24 hours, or stop the selection before it is completed and return to it at a later time during the viewing window. Fees are typically charged on a per-selection basis, although certain individual categories of programming are also available for a flat monthly fee. The provision of video-on-demand services requires the use of servers at the headend facility of our cable systems. We introduced video-on-demand service in our Mobile, Alabama cable system in March 2002 and expect to launch video-on-demand service in additional cable systems during 2002.

   Future Services

     Interactive Services. Our upgraded cable network has the capacity to deliver various additional interactive television services. These services can be divided among two general service categories: enhanced television and Internet access over the television. These services enable the customer to interact over the television set, generally by using a conventional remote television control or a computer keyboard, to either buy a product or service or request information on a product or service.

     Enhanced television includes such services as ancillary programming information, interactive advertising and impulse sales and purchases. Internet access and e-mail over the television are delivered using a set-top box with the customer using a wireless keyboard. We currently offer Internet over the television on a trial basis with WorldGate in our Waterloo, Iowa cable system. We continue to evaluate opportunities to trial and/or launch additional interactive products and services in our cable systems.

     Telecommunications Services. We are exploring technologies using IP telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network. Our headend consolidation plans include the installation of about 8,000 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We are constructing our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities. We are in discussions with several telecommunications service providers and expect to perform a trial of IP telephony in late 2002 or early 2003.

Description of Our Cable Systems

   Overview

     The table below provides an overview of selected operating and technical statistics for our cable systems for the years ended:

                                          1997      1998        1999         2000         2001
                                         ------   --------   ----------   ----------   ----------
Operating Data:
Homes passed/(1)/.....................   87,750    520,000    1,071,500    1,173,000    2,630,000
Basic subscribers/(2)/................   64,350    354,000      719,000      779,000    1,595,000
Basic penetration/(3)/................     73.3%      68.1%        67.1%        66.4%        60.6%
Average monthly revenues
   per basic subscriber/(4)/..........   $32.11   $  32.88   $    35.52   $    38.45   $    44.79
Digital Cable:
Digital-ready basic subscribers/(5)/..       --         --      168,000      400,000    1,400,000
Digital customers.....................       --         --        5,300       40,000      321,000
Digital penetration/(6)/..............       --         --          3.2%        10.0%        22.9%
Data:
Data-ready homes passed/(7)/..........       --         --      120,000      550,000    1,780,000
Data-ready homes marketed/(8)/........       --         --      105,500      486,000    1,420,000
   Dial-up customers/(9)/.............    2,518      4,729        4,600        3,600        2,700
   Cable modem customers..............       --         --          500       12,000      112,300
                                         ------   --------   ----------   ----------   ----------
Total data customers..................    2,518      4,729        5,100       15,600      115,000
Data penetration/(10)/................       --         --          4.8%         3.2%         8.1%
Cable Network Data:
Miles of plant........................    1,697     11,950       22,444       24,500       44,100
Density/(11)/.........................       52         44           48           48           60
Percentage of cable network at
   550MHz to 870MHz...................       25%        45%          57%          74%          75%

----------
/(1)/ Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.
/(2)/ Represents subscribers of a cable system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services.
/(3)/  Represents basic subscribers as a percentage of homes passed.
/(4)/ Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Includes the revenues from cable systems acquired during the last three months of the period as if such acquisitions were completed at the beginning of the three month period.
/(5)/ A subscriber is digital-ready if the subscriber is in a cable system where digital cable services are available.
/(6)/ Represents digital customers as a percentage of digital-ready basic subscribers.
/(7)/ A home passed is data-ready if it is in a cable system with two-way communications capability.
/(8)/ Represents data-ready homes passed where cable modem service is available.
/(9)/ A customer that accesses the Internet through a conventional modem and telephone line connection.
/(10)/ Represents the number of total data customers as a percentage of data-ready homes marketed.
/(11)/ Represents homes passed divided by miles of plant.

   Selected Operating Region Data

     Our systems currently are organized into three divisions. The following table sets forth the principal states served by such divisions, and their respective basic subscribers, digital customers and data customers as of December 31, 2001:

                                                             Basic       Digital      Data
Division                        States                    Subscribers   Customers   Customers
--------                        ------                    -----------   ---------   ---------
Midwest         Illinois, Indiana, Iowa, Kentucky,
                Missouri                                     562,000     104,000      38,500

North Central   Iowa, Minnesota, South Dakota                586,000     129,000      51,100

Southern        Alabama, California, Delaware, Florida,
                Georgia, North Carolina                      447,000      88,000      25,400
                                                           ---------     -------     -------
                           Total                           1,595,000     321,000     115,000
                                                           =========     =======     =======

Technology Overview

     As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we continue to make significant investments to upgrade our cable network. The current objectives of our upgrade program are to:

     .    increase the bandwidth capacity to 870MHz;

     .    activate two-way communications capability;

     . consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

     . allow us to provide digital cable television, high-speed Internet access, interactive video and other telecommunications services.

     We expect to substantially complete our cable network upgrade program by June 30, 2003. The following table describes the technological state of our cable network as of December 31, 2001 and the projected state of our cable network through June 30, 2003, based on our current upgrade plans:

                                          Percentage of Cable Network
                                         -----------------------------
                                         Less than   550MHz-   Two-Way
                                          550MHz     870MHz    Capable
                                         ---------   -------   -------
December 31, 2001.....................     25%         75%       68%
December 31, 2002.....................      6%         94%       88%
June 30, 2003.........................      2%         98%       95%

     A central feature of our upgrade program is the deployment of high capacity, hybrid fiber-optic coaxial architecture. The hybrid fiber-optic coaxial architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires a more extensive signal amplification in order to obtain the desired levels for delivering channels. We design our network to connect fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system's main, high-capacity fiber optic cable that is shared by a number of customers. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. We believe hybrid fiber-optic coaxial architecture provides higher capacity, superior signal quality, greater network reliability, reduced operating costs and more reserve capacity for the addition of future services than traditional coaxial network design.

     Two-way communications capability permits our customers to send and receive signals over the cable network so that interactive services, such as video-on-demand, are accessible and high-speed Internet access does not require a separate telephone line. This capability also positions us to offer cable telephony, using either IP telephony as it becomes commercially feasible, or the traditional switching technologies that are currently available. We believe our plans for two-way communications capability, together with hybrid fiber-optic coaxial architecture, enhance our cable network's ability to provide advanced telecommunications services.

     As of December 31, 2001, our cable systems were operated from 410 headend facilities. We believe that fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. We expect that by June 2003, substantially all of our customers will be served by 100 master headend facilities and about 90% of our customers will be served by 40 master headend facilities.

     As part of our headend consolidation program, we plan to deploy about 8,000 route miles of fiber optic cable to create large regional fiber optic networks with the potential to provide advanced telecommunications services. We are constructing our regional networks with excess fiber optic capacity to accommodate new and expanded products and services in the future.

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

     We build awareness of our brand through a variety of promotional campaigns, particularly in our recently acquired systems. As a result of our branding efforts, our emphasis on customer service and our investments in the cable network, we believe we have developed a reputation for quality, reliability and timely introduction of new products and services.

     We invest a significant amount of time, effort and financial resources in the training and evaluation of our marketing professionals and customer sales representatives. Our customer sales representatives customize their sales presentation to fit each of our customers' specific needs by conducting focused consumer research and are given the incentive to use their frequent contact with our customers as opportunities to sell our new products and services. As a result, as we accelerate the introduction of new products and services to our customers, we believe we can achieve higher success rates in attracting and retaining customers.

Programming Supply

     Except as noted below, we have various contracts to obtain basic and premium programming for our systems from program suppliers whose compensation is typically based on a fixed fee per customer. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Some program suppliers provide volume discount pricing structures or offer marketing support to us. Our successful marketing of multiple premium service packages emphasizing customer value enables us to take advantage of such cost incentives.

     We are a member of the National Cable Television Cooperative, Inc., a programming cooperative consisting of small to medium-sized multiple system operators serving, in the aggregate, over 12 million cable subscribers. The cooperative may help create efficiencies in the areas of obtaining and administering programming contracts, as well as securing, in some cases, more favorable programming rates and contract terms for small to medium-sized cable operators. We negotiate programming contract renewals both directly and through the cooperative.

     Substantially all of the cable television programming services carried on the cable systems we acquired from AT&T Broadband are provided to customers without written contracts with the respective program suppliers. We are currently negotiating the terms of these programming services with the respective program suppliers.

     Our programming costs are expected to increase in the future due to additional programming being provided to our customers, increased costs to purchase programming, inflationary increases and other factors affecting the cable television industry. Although we will legally be able to pass through expected increases in our programming costs to customers, there can be no assurance that competitive conditions or other factors in the marketplace will allow us to do so.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2002. None of these consents require payment of fees for carriage. However, in some cases retransmission consents have been contingent upon our carriage of satellite-delivered cable programming offered by companies affiliated with the stations' owners or the broadcast network carried by such stations.

     Currently, there are over 200 cable programming networks carried or seeking to be carried on our cable systems. We use the analog and digital channel capacity resulting from our capital improvement program to negotiate more favorable long-term contracts with our programming suppliers.

Customer Service and Community Relations

     System reliability and customer satisfaction represent a cornerstone of our business strategy. We expect that ongoing investments in our cable network and our regional calling centers will significantly strengthen customer service, enhancing the reliability of our cable network and allowing us to introduce new products and services to our customers. We maintain regional calling centers which service approximately 88% of our customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

     In addition, we are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the "Cable in the Classroom" program, which is a national effort by cable companies to provide schools with free cable television service and, where available, Internet access. We also install and provide free cable television service to government buildings and not-for-profit hospitals in our franchise areas. We believe that our relations with the communities in which our cable systems operate are generally good.

Franchises

     Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, as amended.

     As of December 31, 2001, our cable systems were subject to approximately 1,487 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or the 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2001.

                                                         Percentage of     Number of     Percentage of
                                           Number of        Total            Basic        Total Basic
Year of Franchise Expiration               Franchises     Franchises      Subscribers     Subscribers
----------------------------               ----------    -------------    -----------    -------------
2002 through 2005......................        444           29.9%           534,422         33.5%
2006 and thereafter....................      1,043           70.1          1,060,578         66.5
                                             -----          -----          ---------        -----
     Total.............................      1,487          100.0%         1,595,000        100.0%
                                             =====          =====          =========        =====

     The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the fair market value for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

     We believe that we generally have good relationships with our franchising communities. We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us.

Competition

     We, like most cable systems, compete on the basis of several factors, including price and the quality and variety of products and services offered. We face competition from various communications and entertainment providers, the number and type of which we expect to increase as we expand the products and services offered over our broadband network. In recent years, the Federal Communications Commission (the "FCC") has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources. We believe our ability to package multiple services, such as digital television and two-way, high-speed Internet access, is an advantage in our competitive business environment.

   Providers of Broadcast Television and Other Entertainment

     The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players.

   Direct Broadcast Satellite Providers

     Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent government and industry reports, DBS providers currently sell video programming services to approximately 17.5 million individual households, condominiums, apartments and office complexes in the United States.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna. DBS providers use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers. In addition to the non-broadcast programming services we offer in our cable systems, under legislation enacted in 1999, DBS providers also deliver local broadcast signals in certain markets that we serve. This change in law eliminated a significant competitive advantage which cable system operators had over DBS providers, as previously DBS providers were not permitted to retransmit local broadcast signals. DBS service is being heavily marketed on a nationwide basis by several service operators. We believe our digital cable service is competitive with the services delivered to customers by DBS systems.

     DBS providers are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We believe that our Internet access service is superior to the service currently offered by DBS providers because our service does not rely on a telephone line. In order for DBS providers to offer true two-way high-speed Internet access services, additional equipment is required and their service is typically offered at higher prices for equivalent services.

     Two major companies, DirecTV and Echostar, are currently providing nationwide high-power DBS services, which typically offer to their customers more than 300 channels of programming, including programming similar to that provided by cable systems. A proposed merger between these two entities is presently undergoing regulatory scrutiny. If the merger is consummated, the combined entity would serve over 16.0 million subscribers. DirecTV and Echostar now deliver local broadcast signals in a number of the largest markets and we believe they plan to expand such carriage to many more markets. The FCC has adopted rules effective January 2002 which place a must-carry requirement on DBS providers in any market where they retransmit one or more local signals. The current capacity limitations of satellite technology may limit the DBS providers' ability to comply with these must-carry requirements. A judicial challenge to the January 2002 requirement on the grounds that it is unconstitutional is pending. These developments could result in greater competitive challenges for us and other cable system operators.

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

   Private Cable Television Systems

     Private cable television systems compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television (SMATV) systems, provide improved reception of local television stations and several of the same satellite-delivered programming services offered by franchised cable systems. SMATV system operators often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes and typically are not subject to regulation like local franchised cable operators. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the Telecommunications Act of 1996, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

   Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. Franchising authorities have from time to time granted additional franchises to other companies, including other cable operators or telephone companies, and these additional franchises might contain terms and conditions more favorable than those afforded to the incumbent cable operator. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid significant local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 8.1% of the homes passed in the service areas of our franchises.

   Internet Access

     We offer high-speed Internet access in many of our cable systems. This kind of service is sometimes called "cable modem service." Our cable systems compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISPs, DBS providers, and local and long distance telephone companies.

     The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of modems over conventional telephone lines, putting it in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL service and certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. Congress is currently considering legislation that, if enacted into law, will eliminate or reduce significantly many of the regulatory restrictions on the offering of high-speed broadband services by local telephone companies. DBS providers currently offer satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity.

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have been examining the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. On March 14, 2002, the FCC announced that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC, however, stated that it is considering whether it has the authority to impose open access requirements and, if so, whether it should do so. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

   Other Competition

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

     The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit text and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

Employees

     As of December 31, 2001, we employed 3,345 full-time employees and 174 part-time employees. Approximately 3.2% of our employees are represented by a labor union but are not covered by any collective bargaining agreements. We consider our relations with our employees to be generally good.

                           Legislation and Regulation

General

     A federal law known as the Communications Act of 1934, as amended (the "Communications Act"), establishes a national policy to guide the regulation, development and operation of cable communications systems.

     The Communications Act allocates principal responsibility for enforcing the federal policies among the FCC and state and local governmental authorities. The FCC and state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Communications Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. We expect that further court actions and regulatory proceedings will occur and will refine the rights and obligations of various parties, including the government, under the Communications Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations. In the following paragraphs, we summarize the federal laws and regulations materially affecting the growth and operation of the cable industry. We also provide a brief description of certain state and local laws.

Federal Regulation

     The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

     .    subscriber rates;

     . the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;

     . the use of our cable systems by the local franchising authorities, the public and other unrelated companies;

     .    our franchise agreements with local governmental authorities;

     .    cable system ownership limitations and prohibitions; and

     .    our use of utility poles and conduit.

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

     Where there is no effective competition to the cable operator's services, federal law gives local franchising authorities the responsibility to regulate the rates charged by the operator for:

     . the lowest level of programming service offered by cable operator, typically called basic service, which includes the local broadcast channels and any public access or governmental channels that are required by the operator's franchise;

     .    the installation of cable service and related service calls; and

     . the sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the cable operator's rates.

     Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using a detailed cost-of-service methodology. The FCC's rules also require franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

     If the local franchising authority concludes that a cable operator's rates are too high under the FCC's rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

     The FCC's regulations allow a cable operator to modify regulated rates on a quarterly or annual basis to account for changes in:

     .    the number of regulated channels;

     .    inflation; and

     . certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-related obligations.

     The Communications Act and the FCC's regulations also:

     . require cable operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

     . prohibit regulation of non-predatory bulk discount rates offered by cable operators to subscribers in commercial and residential developments; and

     . permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

   Content Requirements

     The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

     . to elect once every three years to require a cable system to carry the station, subject to certain exceptions; or

     . to negotiate with us on the terms by which we carry the station on our cable system, commonly called retransmission consent.

     The Communications Act requires a cable operator to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. The Communications Act also gives local non-commercial television stations mandatory carriage rights; however, such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems must obtain retransmission consent for:

     . all distant commercial television stations, except for commercial satellite-delivered independent superstations such as WGN;

     .    commercial radio stations; and

     .    certain low-power television stations.

     The FCC has recently adopted regulations for mandatory carriage of digital television signals offered by local television broadcasters. Under these regulations, local television broadcast stations transmitting solely in a digital format are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats, which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. We are unable to predict the impact of these new carriage requirements on the operations of our cable systems.

     The Communications Act requires our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic cable service tier. However, we are not required to comply with this requirement until October 2002 for any of our cable systems that do not have addressable converter boxes or that have other substantial technological limitations. Many of our cable systems do not have the technological capability to offer programming in the manner required by the statute and thus currently are exempt from complying with the requirement. We are unable to predict whether the full implementation of this statutory provision will have a material impact on the operation of our cable systems.

     To increase competition between cable operators and other video program distributors, the Communications Act and the FCC's regulations:

     . preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

     . require such programmers to sell their programming to other unaffiliated video program distributors; and

     . limit the ability of such programmers to offer exclusive programming arrangements to their related parties.

     The FCC actively regulates other aspects of our programming, involving such areas as:

     . our use of syndicated and network programs and local sports broadcast programming;

     .    advertising in children's programming;

     .    political advertising;

     .    origination cablecasting;

     .    adult programming;

     .    sponsorship identification; and

     .    closed captioning of video programming.

   Use of Our Cable Systems by the Government and Unrelated Third Parties

     The Communications Act allows local franchising authorities and unrelated third parties to have access to our cable systems' channel capacity for their own use. For example, it:

     . permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

     . requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

     The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

     . the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

     .    the terms and conditions for commercial use of such channels; and

     . the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

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

     For example, the Communications Act:

     . affirms the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

     . generally prohibits us from operating in communities without a franchise;

     .    encourages competition with existing cable systems by:

          . allowing municipalities to operate their own cable systems without franchises, and

          . preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area;

     . permits local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibits franchising authorities from establishing requirements for specific video programming or information services other than in broad categories;

     . permits us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability; and

     .    generally prohibits franchising authorities from:

          . imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

          . imposing franchise fees on revenues we derive from providing telecommunications services over our cable systems,

          . restricting our use of any type of subscriber equipment or transmission technology, and

     . limits our payment of franchise fees to the local franchising authority to 5.0% of our gross revenues derived from providing cable services over our cable system.

     The Communications Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority's consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

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

     The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator. The U.S. Court of Appeals for the District of Columbia Circuit recently vacated the FCC's current limit of 30% of subscribers to all multi-channel video programming distributors nationwide. We currently account for significantly fewer subscribers than that limit or any revised limit now under consideration and, therefore, the limit does not currently affect us and we do not expect it to affect any future acquisitions we may undertake in the foreseeable future.

     The Communications Act and FCC regulations also impose limits on the number of channels that can be occupied on a cable system by a video programmer in which a cable operator has an interest. A federal district court declared this provision unconstitutional. An appeal of the district court's decision was consolidated with an appeal challenging the FCC's subscriber ownership limitation regulations. The appellate court overturned the FCC's revised 30% subscriber ownership limitation and the rule regarding the number of channels on a cable system which can be occupied by programming affiliated with the cable operator on the basis that they do not pass constitutional muster. These matters were sent back to the FCC for further proceedings.

     The 1996 amendments to the Communications Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation has been invalidated by a federal appellate court. The FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

     The 1996 amendments to the Communications Act also made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

     . eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

     . preempted legal barriers to telecommunications competition that previously existed in state and local laws and regulations;

     . set basic standards for relationships between telecommunications providers; and

     . generally limited acquisitions and prohibited joint ventures between local telephone companies and cable operators in the same market.

     Local telephone companies may provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The decision as to whether an operator of an open video system must obtain a local franchise is left to each community.

   Pole Attachment Regulation

     The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities, other than municipally- or cooperatively-owned utilities, for cable systems' use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators. A federal appellate court is currently evaluating whether the FCC's rate formulas, as applied in a specific case, provide "just compensation" under Federal Constitution.

     Increases in attachment rates due to the FCC's new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. A federal appellate court found that the provision of Internet access by a cable system was neither a cable service or a telecommunications service, thus the FCC lacked authority to regulate pole attachment rates for cable systems which offer Internet access. The Supreme Court recently reversed the federal appellate court decision and upheld the FCC's authority to regulate pole attachment rates. We are unable to predict the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on our business and operations.

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

     The Communications Act includes provisions, among others, regulating and the FCC actively regulates other parts of our cable operations, involving such areas as:

     .    equal employment opportunity;

     .    consumer protection and customer service;

     .    technical standards and testing of cable facilities;

     .    consumer electronics equipment compatibility;

     .    registration of cable systems;

     .    maintenance of various records and public inspection files;

     .    microwave frequency usage; and

     .    antenna structure notification, marking and lighting.

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

     Other bills and administrative proposals pertaining to cable communications have previously been introduced in Congress or considered by other governmental bodies over the past several years. It is probable that Congress and other governmental bodies will continue to analyze to the regulation of cable communications services.

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

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. Congress recently modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity.

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the major performing rights organizations in the United States. These organizations offer through to-the-viewer licenses to the cable networks that cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives recently negotiated standard license agreements with the two remaining sizable music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. We expect that these organizations will now seek to execute these standard agreements with most cable operators, including us. Although each of these agreements will require the payment of music license fees for earlier time periods, we do not believe such license fees will have a significant impact on our business and operations.

   Cable Modem Service

     There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials.

     The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights or if customers use the service to publish or disseminate infringing materials. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

     A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have been examining the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. On March 14, 2002, the FCC announced that there is no current legal requirement for cable operators to grant open access. On the same date, however, the FCC announced that it is considering whether it has the authority to impose open access requirements and, if so, whether it should do so.

     There is uncertainty about whether Internet access service provided by cable operators should be classified as an information service, telecommunications service, or cable service under the Communications Act of 1934. The decision about the proper classification will affect our business and operations, including, but not limited to, whether we will be required to pay local government franchise fees on cable Internet services. On March 14, 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. At the same time, the FCC initiated a rulemaking proceeding designed to address a number of issues resulting from this regulatory classification, including the following:

     . The FCC confirmed that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC is considering, however, whether it has the authority to impose open access requirements and, if so, whether it should do so, or whether to permit local authorities to impose such a requirement.

     . The FCC confirmed that because cable modem service is an information service, not a cable service, local franchise authorities may not collect franchise fees on cable modem service revenues under existing law and regulations.

     . The FCC concluded that federal law does not permit local franchise authorities to impose additional franchise requirements on cable modem service. It is considering, however, whether local franchise authorities nonetheless have the authority to impose restrictions, requirements or fees because cable modem service is delivered over cable using public rights of way.

     . The FCC is considering whether cable operators providing cable modem service should be required to contribute to a "universal service fund" designed to support making service available to all consumers, including those in low income, rural and high-cost areas at rates that are reasonably comparable to those charged in urban areas.

     . The FCC is considering whether it should take steps to ensure that the regulatory burdens that cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

     Challenges to the FCC's classification of cable Internet access service have been filed in federal courts. In previous actions over the regulatory classification of cable modem service, the courts issued conflicting decisions. These conflicting rulings and the new court proceedings increase the possibility that the classification of cable Internet service could be decided by the Supreme Court.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

     .    franchise fees;

     .    franchise term;

     .    system construction and maintenance obligations;

     .    system channel capacity;

     .    design and technical performance;

     .    customer service standards;

     .    sale or transfer of the franchise;

     .    territory of the franchise;

     .    indemnification of the franchising authority;

     .    use and occupancy of public streets; and

     .    types of cable services provided.

     In the process of renewing franchises, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although protections available under the Communications Act require the municipality to take into account the cost of meeting such requirements. The Communications Act also contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal.

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

Other Regulation

     Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business or operations can be predicted at this time.

ITEM 2. PROPERTIES

     Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers' homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of decoding converters and cable modems.

     Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity.

     We own and lease the real property housing our regional call centers, business offices and warehouses throughout our operating regions. Our headend facilities, signal reception sites and microwave facilities are located on owned and leased parcels of land, and we generally own the towers on which certain of our equipment is located. We own most of our service vehicles. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age    Position
----                          ---    --------
Rocco B. Commisso.........     52    Chairman and Chief Executive Officer
Mark E. Stephan...........     45    Senior Vice President, Chief Financial
                                     Officer, Treasurer and Director
James M. Carey............     50    Senior Vice President, Operations
John G. Pascarelli........     40    Senior Vice President, Marketing and
                                     Consumer Services
Joseph Van Loan...........     60    Senior Vice President, Technology
Italia Commisso Weinand...     48    Senior Vice President, Programming and
                                     Human Resources and Secretary
Charles J. Bartolotta.....     47    Senior Vice President, Customer Operations
Calvin G. Craib...........     47    Senior Vice President, Business Development
William I. Lees, Jr.......     43    Senior Vice President, Corporate Controller
Joseph E. Young...........     53    Senior Vice President, General Counsel
Craig S. Mitchell.........     43    Director
William S. Morris III.....     67    Director
Thomas V. Reifenheiser....     66    Director
Natale S. Ricciardi.......     53    Director
Robert L. Winikoff........     55    Director

     Rocco B. Commisso has 24 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of the National Cable Television Association, Cable Television Laboratories, Inc and C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 15 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     James M. Carey has 20 years of experience in the cable television industry. Before joining us in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern region. Mr. Carey is a member of the board of directors of the American Cable Association.

     John G. Pascarelli has 21 years of experience in the cable television industry. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable Television Administration and Marketing Association.

     Joseph Van Loan has 29 years of experience in the cable television industry. Before joining us in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

     Italia Commisso Weinand has 25 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. She serves on the board of directors of the National Cable Television Cooperative, Inc., a programming cooperative consisting of small to medium-sized multiple system operators. Ms. Weinand is the sister of Mr. Commisso.

     Charles J. Bartolotta has 19 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 20 years of experience in the cable television industry. Before joining us in April 1999 as Vice President, Business Development, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     William I. Lees, Jr. joined us in October 2001 as Senior Vice President, Corporate Controller. Previously, Mr. Lees served as Executive Vice President and Chief Financial Officer for Regus Business Centre Corp., a multinational real estate services company, from July 1999 to September 2001. Prior to that time, he served as Corporate Controller and Director for Formica Corporation from September 1998 to July 1999, and as Chief Financial Officer for Imperial Schrade Corporation from September 1993 to September 1998. He was previously employed for 13 years by Ernst & Young.

     Joseph E. Young has 17 years of experience with the cable television industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Craig S. Mitchell has held various management positions with Morris Communications Corporation for more than the past five years. He currently serves as its Vice President of Finance and Treasurer and is also a member of its board of directors.

     William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

     Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is a member of the board of directors of Lamar Advertising Company, a leading owner and operator of outdoor advertising and logo sign displays.

     Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past five years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its Vice President, U.S. Manufacturing, with responsibility for all of Pfizer's U.S. manufacturing facilities.

     Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal currently serves as our outside general counsel and prior to such representation Cooperman Levitt Winikoff Lester & Newman, P.C. served as our outside general counsel since 1995.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A common stock has been traded on the Nasdaq National Market under the symbol "MCCC" since February 4, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by the Nasdaq National Market:

                         2001              2000
                   ---------------    ---------------
                    High     Low       High      Low
                   ------   ------    ------   ------
First Quarter      $22.06   $16.56    $19.75   $13.81
Second Quarter     $21.99   $15.22    $15.38   $ 7.38
Third Quarter      $18.96   $12.91    $17.75   $12.13
Fourth Quarter     $18.26   $12.14    $18.00   $12.25

     As of March 19, 2002, there were approximately 89 holders of record of our Class A common stock (representing an aggregate of approximately 19,500 beneficial holders) and 12 holders of record of our Class B common stock.

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

     During the year ended December 31, 2001, we granted stock options to certain of our employees to purchase an aggregate of 778,120 shares of Class A common stock at an exercise price ranging from $12.92 to $20.11 per share.

     The grant of stock options to the employees and non-employee directors of MCC was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

ITEM 6. SELECTED FINANCIAL DATA

     In the table below, we provide you with selected historical consolidated financial and operating data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 and balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001, which are derived from our audited consolidated financial statements.

     Mediacom Communications Corporation was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Mediacom LLC was formed as a New York limited liability company in July 1995 and since that time its taxable income or loss has been included in the federal and certain state income tax returns of its members. Upon completion of our initial public offering, we became subject to the provisions of Subchapter C of the Internal Revenue Code. As a C corporation, we are subject to federal, state and local income taxes.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      Year Ended December 31,
                                               ----------------------------------------------------------------------
                                                  1997          1998           1999           2000           2001
                                               ----------    ----------    -----------    -----------    ------------
                                                          (dollars in thousands, except per share amounts)
Statement of Operations Data:
  Revenues                                     $   17,634    $  129,297    $   176,052    $   332,050    $    589,987
  Costs and expenses:
   Service costs(1)                                 5,547        43,849         58,058        114,234         224,291
   Selling, general and administrative
     expenses                                       2,696        25,596         32,949         55,820         105,794
   Corporate expenses(2)                              882         5,797          6,951          6,029           8,705
   Depreciation and amortization                    7,636        65,793        101,065        178,331         310,785
   Non-cash stock charges relating to
     corporate expenses(3)                             --            --         15,445         28,254           2,904
                                               ----------    ----------    -----------    -----------    ------------
  Operating income (loss)                             873       (11,738)       (38,416)       (50,618)        (62,492)
  Interest expense, net(4)                          4,829        23,994         37,817         68,955         139,867
  Loss on derivative instruments, net(5)               --            --             --             --           8,441
  Other expense (income)(6)                           640         4,058          5,087         30,024         (21,653)
                                               ----------    ----------    -----------    -----------    ------------
  Net loss before income taxes                     (4,596)      (39,790)       (81,320)      (149,597)       (189,147)
  Provision for income taxes                           --            --             --            250              87
                                               ----------    ----------    -----------    -----------    ------------
  Net loss before cumulative effect of
    accounting change                              (4,596)      (39,790)       (81,320)      (149,847)       (189,234)
  Cumulative effect of accounting change(7)            --            --             --             --          (1,642)
                                               ----------    ----------    -----------    -----------    ------------
  Net loss                                     $   (4,596)   $  (39,790)   $   (81,320)   $  (149,847)   $   (190,876)
                                               ==========    ==========    ===========    ===========    ============
  Basic and diluted loss per share:(8)
   Before cumulative effect of
     accounting change                         $    (3.66)   $    (5.28)   $     (7.82)   $     (1.79)   $      (1.78)
   Cumulative effect of accounting change              --            --             --             --           (0.02)
                                               ----------    ----------    -----------    -----------    ------------
  Loss per share                               $    (3.66)   $    (5.28)   $     (7.82)   $     (1.79)   $      (1.80)
                                               ==========    ==========    ===========    ===========    ============
  Weighted average common shares
    outstanding(8)                              1,255,501     7,537,912     10,403,749     83,803,032     105,779,737

Balance Sheet Data (end of period):
  Total assets                                 $  102,791    $  451,152    $ 1,272,881    $ 1,379,972    $  3,649,047
  Total debt                                       72,768       337,905      1,139,000        987,000       2,798,000
  Total stockholders' equity                       24,441        78,651         54,615        261,621         507,576

                                                        (continued on next page)

                                                                Year Ended December 31,
                                            ------------------------------------------------------------
                                              1997        1998        1999         2000          2001
                                            --------   ---------   ----------   ----------   -----------
                                               (dollars in thousands, except per subscriber amounts)
Other Data:
   System cash flow(9)                      $  9,391   $  59,852   $   85,045   $  161,996   $   259,902
   System cash flow margin(10)                  53.3%       46.3%        48.3%        48.8%         44.1%
   Operating cash flow(11)                  $  8,509   $  54,055   $   78,094   $  155,967   $   251,197
   Operating cash flow margin(12)               48.3%       41.8%        44.4%        47.0%         42.6%
   Net cash flows provided by (used in):
       Operating activities                 $  7,007   $  53,556   $   54,216   $   95,527   $   258,625
       Investing activities                  (60,008)   (397,085)    (851,548)    (297,110)   (2,450,947)
       Financing activities                   53,632     344,714      799,593      201,262     2,203,477

Operating Data
(end of period, except average):
   Homes passed(13)                           87,750     520,000    1,071,500    1,173,000     2,630,000
   Basic subscribers(14)                      64,350     354,000      719,000      779,000     1,595,000
   Basic penetration(15)                        73.3%       68.1%        67.1%        66.4%         60.6%
   Digital customers(16)                          --          --        5,300       40,000       321,000
   Data customers(17)                          2,518       4,729        5,100       15,600       115,000
   Average monthly revenues per basic
   subscriber(18)                           $  32.11   $   32.88   $    35.52   $    38.45   $     44.79

----------
(1) Service costs for the year ended December 31, 2001 include $5.8 million of incremental expenses incurred during the fourth quarter related to the transition from Excite@Home to Mediacom Online(SM).

(2) Represents actual corporate expenses subsequent to our initial public offering in February 2000 and fees paid to Mediacom Management Corporation, a Delaware corporation, for management services rendered to our operating subsidiaries under management agreements prior to our initial public offering. Such management agreements were terminated upon the completion of our initial public offering. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. See Notes 10 and 15 of our consolidated financial statements.

(3)  Non-cash stock charges relating to corporate expenses:

     . for the year ended December 31, 2001 resulted from the vesting of equity grants made during 1999 to certain members of our management team.

     . for the year ended December 31, 2000 consist of a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management upon completion of our initial public offering in February 2000 and a $3.8 million charge relating to the vesting of equity grants made during 1999 to certain members of our management team.

     . for the year ended December 31, 1999 consist of a $0.6 million charge resulting from amendments to our management agreements with Mediacom Management and a $14.8 million charge relating to the vesting of equity grants to certain members of our management team.

     See Notes 10 and 14 of our consolidated financial statements.

(4) Net of interest income. Interest income for the periods presented was not material.

(5) Loss on derivatives, net, represents the change in the fair value of our interest rate derivatives as a result of the decrease in market interest rates. See Note 7 of our consolidated financial statements.

(6) Includes $30.0 million of deferred revenue recognized during the year ended December 31, 2001 resulting from the termination of our relationship with SoftNet Systems, Inc. During the year ended December 31, 2000, a $28.5 million non-cash charge was recorded relating to the decline in value of our investment in shares of SoftNet Systems common stock that was deemed other than temporary. See Note 13 of our consolidated financial statements.

(7) Relates to our adoption of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(8) Basic and diluted loss per share is calculated based on the weighted average shares outstanding. Since our initial public offering in February 2000, the weighted average shares outstanding was based on the actual number of shares outstanding. Prior to our initial public offering, the weighted average shares outstanding was computed based on the conversion ratio used to exchange the Mediacom LLC's membership units for shares of Mediacom Communications Corporation Class A and Class B common stock immediately prior to our initial public offering. See Note 3 of our consolidated financial statements.

(9) Represents operating cash flow, as defined in note 10 below, before corporate expenses. System cash flow:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

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

(10) Represents system cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 8 above.

(11) Represents operating income (loss) before depreciation and amortization and non-cash stock charges relating to corporate expenses. Operating cash flow:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Operating cash flow is included in this report because our management believes that operating cash flow is a meaningful measure of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

(12) Represents operating cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 10 above.

(13) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(14) Represents subscribers of a cable television system who receive a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services.

(15) Represents basic subscribers as a percentage of homes passed.

(16) Represents customers that receive digital cable services.

(17) Represents customers that access the Internet through cable modem service or a conventional modem and telephone line connection.

(18) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Average monthly revenues per basic subscriber includes the revenues of acquisitions of cable systems made during the last three months of the period as if such acquisitions were completed at the beginning of the three month period. This measurement is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2001, 2000 and 1999.

Organization

     Mediacom Communications Corporation was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of our initial public offering, we issued shares of common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company, upon which Mediacom LLC became our wholly-owned subsidiary. Mediacom LLC commenced operations in March 1996 and until June 2001 served as the holding company for all of our operating subsidiaries.

     Mediacom Broadband LLC, our wholly-owned subsidiary, was organized as a Delaware limited company in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC. Mediacom Broadband LLC's operating subsidiaries completed the acquisitions of the AT&T cable systems in June and July 2001.

     Until our initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to the operating subsidiaries of Mediacom LLC under management agreements and received annual management fees. Such management agreements were terminated upon the date of our initial public offering. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. These employee expenses and corporate overhead are reflected as our corporate expenses. See Notes 10 and 15 of our consolidated financial statements.

Acquisitions

     We significantly expanded our business in the last three years through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. On June 29, 2001, we acquired from AT&T Broadband, LLC cable systems in the state of Missouri serving approximately 94,000 basic subscribers for a purchase price of approximately $300.0 million. On July 18, 2001, we acquired from AT&T Broadband cable systems in the states of Georgia, Illinois and Iowa serving approximately 706,000 basic subscribers for an aggregate purchase price of approximately $1.77 billion. As of December 31, 2001, these cable systems served an aggregate of 824,000 basic subscribers in Georgia, Illinois, Iowa and Missouri, or about 52% of our total subscriber base. In 2000, we acquired cable systems serving a total of 53,000 basic subscribers as of their respective dates of acquisition for an aggregate purchase price of $109.2 million (the "2000 Acquisitions"). In 1999, we acquired cable systems serving a total of 358,000 basic subscribers as of their respective dates of acquisition for an aggregate purchase price of $759.6 million (the "1999 Acquisitions"). These acquisitions affect the comparability of our historical results of operations.

General

     For the past three years, we have generated significant increases in revenues principally as a result of our acquisition activities and increases in monthly revenues per basic subscriber. Approximately 91.7% of our revenues for the year ended December 31, 2001 are attributable to monthly subscription fees charged to customers for our core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, cable modem service, wire maintenance, equipment rental and services to commercial establishments provided by our cable systems. The remaining 8.3% of revenue represents pay-per-view charges, installation and reconnection fees, late payment fees, advertising revenues and other ancillary revenues. Franchise fees charged to customers are included in their corresponding revenue category.

     Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services we have offered and significant increases in the rates charged for the programming services already carried on our cable systems. Under the Federal Communication Commission's existing cable rate regulations, we are allowed to increase our rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions or other factors in the marketplace may limit our ability to increase our rates. We benefit from our membership in a cooperative of cable television companies which serves over 12 million basic subscribers and which provides its members with volume discounts from programming suppliers and cable equipment vendors. Selling, general and administrative expenses directly attributable to our cable systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

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

     Operating cash flow represents operating loss before depreciation and amortization and non-cash stock charges relating to corporate expenses. Operating cash flow:

     . is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

     . is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

     . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     Operating cash flow is included herein because our management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

     The following represents our critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions. For a detailed description of our significant accounting policies, please see Note 2 to our consolidated financial statements.

   Impairment of Long-Lived Assets

     We follow the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on our review there has been no impairment of long-lived assets under SFAS 121.

   Property, Plant and Equipment

     We capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

Actual Results of Operations

   Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     The following historical information includes the results of operations of the 2000 Acquisitions and the acquisitions of the AT&T cable systems (together, the "2000-2001 Acquisitions"), only for that portion of the respective period that such cable systems were owned by us.

     Revenues. Revenues increased 77.7% to $590.0 million for the year ended December 31, 2001 as compared to $332.1 million for the year ended December 31, 2000. Of the revenue increase of $257.9 million, approximately $234.3 was attributable to the 2000-2001 Acquisitions. Excluding the 2000-2001 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our digital cable and high-speed Internet access services, partially offset by a slight decline in basic subscribers.

     Service costs. Service costs increased 96.3% to $224.3 million for the year ended December 31, 2001 as compared to $114.2 million for the year ended December 31, 2000. Service costs for the year ended December 31, 2001 include $5.8 million of incremental expenses related to the transition from Excite@Home to our Mediacom Online(SM) high-speed Internet access service. Of the increase in service costs of $110.1 million, approximately $96.6 million was attributable to the 2000-2001 Acquisitions. Excluding the 2000-2001 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers and the costs of new channel additions. As a percentage of revenues, service costs were 38.0% for the year ended December 31, 2001, as compared with 34.4% for the year ended December 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 89.5% to $105.8 million for the year ended December 31, 2001 as compared to $55.8 million for the year ended December 31, 2000. Of the increase in selling, general and administrative expenses of $50.0 million, approximately $45.5 million was attributable to the 2000-2001 Acquisitions. Excluding the 2000-2001 Acquisitions, these costs increased primarily as a result of higher bad debt and customer service employee expenses, and increased marketing costs associated with the promotion of our digital cable and high-speed Internet access services. As a percentage of revenues, selling, general and administrative expenses were 17.9% for the year ended December 31, 2001, as compared with 16.8% for the year ended December 31, 2000.

     Corporate expenses. Corporate expenses increased 44.4% to $8.7 million for the year ended December 31, 2001 as compared to $6.0 million for the year ended December 31, 2000. The increase is primarily due to the increased number of corporate employees as a result of the acquisition of the AT&T cable systems. As a percentage of revenues, corporate expenses were 1.5% for the year ended December 31, 2001 as compared with 1.8% for the year ended December 31, 2000.

     Depreciation and amortization. Depreciation and amortization increased 74.3% to $310.8 million for the year ended December 31, 2001 as compared to $178.3 million in the year ended December 31, 2000. This increase was due to our purchase of the 2000-2001 Acquisitions and capital expenditures associated with the upgrade of our cable systems.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 89.7% to $2.9 million for the year ended December 31, 2001 as compared to $28.3 million in the year ended December 31, 2000. This decrease is primarily due to a one-time $24.5 million charge which occurred in February 2000, resulting from the termination of the management agreements with Mediacom Management on the date of our initial public offering. See Notes 10 and 14 of our consolidated financial statements.

     Loss on derivative instruments, net. Loss on derivative instruments, net, was $8.4 million for the year ended December 31, 2001, due to the change in the fair value of our interest rate derivatives as a result of the decrease in market interest rates.

     Interest expense, net. Interest expense, net, increased 102.8% to $139.9 million for the year ended December 31, 2001 as compared to $69.0 million for the year ended December 31, 2000. This increase was due primarily to additional indebtedness resulting from the acquisition of the AT&T cable systems, partially offset by declining interest rates on our variable rate debt.

     Other (income) expenses. Other income of $21.7 million for the year ended December 31, 2001 was principally due to the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of our contract with SoftNet Systems, offset in part by other expenses. Other expenses of $30.0 million for the year ended December 31, 2000 was principally due to a non-cash loss of $28.5 million resulting from the decline in the value of our investment in shares of SoftNet Systems common stock that was deemed other than temporary. See Note 13 of our consolidated financial statements.

     Provision for income taxes. Provision for income taxes was $0.1 million for the year ended December 31, 2001 as compared to $0.3 million for the year ended December 31, 2000. This provision primarily relates to minimum state and local taxes and capital taxes.

     Net loss. Principally due to the increases in depreciation and amortization expense and interest expense, net, in part offset by other income, net loss was $190.9 million for the year ended December 31, 2001 as compared to a net loss of $149.8 million for the year ended December 31, 2000.

     Operating cash flow. Operating cash flow increased 61.1% to $251.2 million for the year ended December 31, 2001 as compared to $156.0 million for the year ended December 31, 2000. Of the operating cash flow increase of $95.2 million, approximately $89.0 million was attributable to the 2000-2001 Acquisitions. Excluding the 2000-2001 Acquisitions, operating cash flow increased primarily due to the increase in revenues resulting from basic rate increases for our core cable television services and customer growth in our digital cable and high-speed Internet access services, offset primarily by increases in programming, bad debt and employee expenses. As a percentage of revenues, operating cash flow was 42.6% for the year ended December 31, 2001, as compared to 47.0% for the year ended December 31, 2000. The decrease was primarily due to the acquisitions of the AT&T cable systems, which had lower operating cash flow margins than our other cable systems. The lower operating cash flow margins for the AT&T cable systems were primarily due to their higher programming costs as a percentage of revenue.

   Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following historical information includes the results of operations of the 1999 Acquisitions and the 2000 Acquisitions (together, the "1999-2000 Acquisitions"), only for that portion of the respective period that such cable systems were owned by us.

     Revenues. Revenues increased 88.6% to $332.1 million for the year ended December 31, 2000 as compared to $176.1 million for the year ended December 31, 1999. Of the revenue increase of $156.0 million, approximately $137.8 was attributable to the 1999-2000 Acquisitions. Excluding the 1999-2000 Acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our digital cable and high-speed Internet access services.

     Service costs. Service costs increased 96.8% to $114.2 million for the year ended December 31, 2000 as compared to $58.1 million for the year ended December 31, 1999. Of the increase in service costs of $56.1 million, approximately $48.2 million was attributable to the 1999-2000 Acquisitions. Excluding the 1999-2000 Acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers and the costs of new channel additions. As a percentage of revenues, service costs were 34.4% for the year ended December 31, 2000, as compared with 33.0% for the year ended December 31, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 69.4% to $55.8 million for the year ended December 31, 2000 as compared to $32.9 million for the year ended December 31, 1999. Of the increase in selling, general and administrative expenses of $22.9 million, approximately $21.5 million was attributable to the 1999-2000 Acquisitions. Excluding the 1999-2000 Acquisitions, these costs increased primarily as a result of higher marketing costs associated with the promotion of our digital cable and high-speed

Internet access services. As a percentage of revenues, selling, general and administrative expenses were 16.8% for the year ended December 31, 2000, as compared with 18.7% for the year ended December 31, 1999.

     Corporate expenses. Corporate expenses decreased 13.3% to $6.0 million for the year ended December 31, 2000 as compared to $7.0 million for the year ended December 31, 1999. The decrease in corporate expenses was primarily due to higher amounts charged by Mediacom Management during the year ended December 31, 1999 under management agreements between Mediacom Management and our operating subsidiaries. Such management agreements were terminated on the date of our initial public offering in February 2000. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate expenses. We reported corporate expenses as management fees incurred before our initial public offering and as actual amounts incurred from the date of our initial public offering. As a percentage of revenues, corporate expenses were 1.8% for the year ended December 31, 2000 as compared with 3.9% for the year ended December 31, 1999. See Note 10 of our consolidated financial statements.

     Depreciation and amortization. Depreciation and amortization increased 76.5% to $178.3 million for the year ended December 31, 2000 as compared to $101.1 million in the year ended December 31, 1999. This increase was due to our purchase of the 1999-2000 Acquisitions and additional capital expenditures associated with the upgrade of our cable systems.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses increased 82.9% to $28.3 million for the year ended December 31, 2000 as compared to $15.4 million in the year ended December 31, 1999. The increase in 2000 was the result of a one-time $24.5 million charge resulting from the termination of management agreements and a $3.8 million charge related to the vesting of equity grants made to certain members of our management team, as compared with, in 1999, a $0.6 million charge resulting from amendments to the management agreements and a $14.8 million charge related to the vesting of equity grants to certain members of our management team. See Notes 10 and 14 of our consolidated financial statements.

     Interest expense, net. Interest expense, net, increased 82.3% to $69.0 million for the year ended December 31, 2000 as compared to $37.8 million for the year ended December 31, 1999. This increase was substantially due to higher average debt outstanding during the year ended December 31, 2000 as a result of indebtedness incurred in connection with the purchase of the 1999-2000 Acquisitions and to fund capital expenditures.

     Other expenses. Other expenses increased to $30.0 million for the year ended December 31, 2000 as compared to $5.1 million for the year ended December 31, 1999. This change was principally due to a non-cash loss of $28.5 million resulting from the decline in value of our investment in shares of SoftNet Systems common stock that was deemed other than temporary. See Note 13 of our consolidated financial statements.

     Provision for income taxes. Provision for income taxes was $0.3 million for the year ended December 31, 2000. This provision primarily relates to minimum state and local taxes and capital taxes.

     Net loss. Due primarily to the increases in depreciation and amortization expense, interest expense, net, and other expenses, the net loss was $149.8 million for the year ended December 31, 2000 as compared to a net loss of $81.3 million for the year ended December 31, 1999.

     Operating cash flow. Operating cash flow increased 99.7% to $156.0 million for the year ended December 31, 2000 as compared to $78.1 million for the year ended December 31, 1999. Of the operating cash flow increase of $77.9 million, approximately $65.8 was attributable to the 1999-2000 Acquisitions. Excluding the 1999-2000 Acquisitions, operating cash flow increased primarily due to the increase in revenues resulting from basic rate increases associated in our core cable television services and to customer growth in our digital cable and high-speed Internet access services, offset primarily by increases in programming expenses and marketing costs. As a percentage of revenues, operating cash flow increased to 47.0% for the year ended December 31, 2000, compared to 44.4% for the year ended December 31, 1999.

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

   Investing Activities

     Our capital expenditures were $285.4 million, $183.5 million and $86.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The higher capital expenditures in 2001 reflect the significant investments we are making as a result of our accelerated network upgrade program and our acquisitions of the AT&T cable systems. As of December 31, 2001, approximately 75% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 68% of our homes passed were activated with two-way communications capability. At year end 2001, our digital cable service was available to approximately 1.4 million basic subscribers, and our cable modem service was marketed to about 1.4 million homes passed by our cable systems.

     We plan to continue our aggressive network upgrade program and expect that approximately 94% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 88% of our homes passed will have two-way communications capability by year end 2002. To achieve these targets and to fund other requirements, including the infrastructure for our high-speed Internet service, cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, we expect to invest between $410.0 million and $430.0 million in capital expenditures in 2002.

     On June 29, 2001, we acquired from AT&T Broadband cable systems in the state of Missouri serving approximately 94,000 basic subscribers. The purchase price, after the final working capital adjustment, for these cable systems was approximately $300.0 million. This transaction comprised cable systems serving Columbia, Jefferson City and Springfield, Missouri.

     On July 18, 2001, we acquired from AT&T Broadband cable systems in the states of Georgia, Illinois and Iowa serving approximately 706,000 basic subscribers. The aggregate purchase price, after the final working capital adjustment, for these cable systems was approximately $1.77 billion. These transactions comprised cable systems serving the cities and surrounding communities of Albany, Columbus, Tifton and Valdosta, Georgia; Carbondale, Charleston, Effingham, Marion, Moline and Rock Island, Illinois; and Ames, Cedar Rapids, Clinton, Davenport, Des Moines, Dubuque, Fort Dodge, Iowa City, Mason City and Waterloo, Iowa.

     In 2000, we acquired cable systems that served approximately 53,000 basic subscribers as of their respective dates of acquisition, for an aggregate purchase price of $109.2 million. In 1999, we acquired cable systems that served approximately 358,000 basic subscribers as of their respective dates of acquisition for an aggregate purchase price of $759.6 million.

   Financing Activities

     To finance our prior acquisitions and our network upgrade program and to provide liquidity for future capital needs, during the years ended December 31, 2000 and 2001 we completed the undernoted financing arrangements.

     On February 9, 2000, we completed an initial public offering of 20.0 million shares of Class A common stock at $19.00 per share for total net proceeds of approximately $354.1 million.

     On January 24, 2001, our direct and indirect subsidiaries, Mediacom LLC and Mediacom Capital Corporation, a New York corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

     On June 27, 2001, we completed a public offering of 29.9 million shares of our Class A common stock at $15.22 per share for total net proceeds of approximately $432.9 million. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of AT&T cable systems.

     On June 27, 2001, we completed a public offering of $172.5 million of 5 1/4% convertible senior notes due July 2006. Interest on the 5 1/4% convertible senior notes is payable semi-annually on January 1 and July 1 of each year, which commenced on January 1, 2002. The convertible senior notes are convertible at any time at the option of the holder into our Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share. The conversion rate is subject to adjustment, as defined in the indenture to the convertible senior notes. We may redeem the convertible senior notes at 101.313% of par value from July 5, 2004 through June 30, 2005 and at par value thereafter. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On June 29, 2001, our direct and indirect subsidiaries, Mediacom Broadband LLC and Mediacom Broadband Corporation, a Delaware corporation, completed an offering of $400.0 million of 11% senior notes due July 2013. Interest on the 11% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     On July 18, 2001, we entered into a $1.4 billion senior secured credit facility for the operating subsidiaries of Mediacom Broadband LLC. The credit facility consists of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan. The revolving credit facility expires on March 31, 2010 and commitments under the revolving credit facility will be reduced in quarterly installments beginning on December 31, 2004. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%. Borrowings under this facility, in the amount of $855.0 million, were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     The operating subsidiaries of Mediacom LLC have two subsidiary credit facilities, each in the amount of $550.0 million. These credit facilities expire in September 2008 and December 2008. The final maturities of these subsidiary credit facilities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if we do not refinance our $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007. As of December 31, 2001, we entered into interest rate swap agreements, which expire from 2002 through 2004, to hedge $170.0 million of floating rate debt under these subsidiary credit facilities.

     As of December 31, 2001, our total debt was approximately $2.8 billion and we had unused credit commitments of about $1.1 billion under all of our subsidiary credit facilities, of which over $800.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. On such date, about 56% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our weighted average cost of indebtedness, including our interest rate swap agreements, was approximately 6.9%.

     As of December 31, 2001, we were in compliance with all covenants in our subsidiary credit facilities and our public debt indentures.

     On January 24, 2002, we entered into interest rate swap agreements, which expire in 2007, to hedge $50.0 million of floating rate debt under our Mediacom Broadband LLC subsidiary credit facility. Under the terms of all of our interest rate swap agreements, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, we do not anticipate nonperformance by the counterparties.

     On February 4, 2002, we filed a registration statement with the SEC under which we may sell any combination of common and preferred stock, debt securities, warrants and subscription rights, for a maximum aggregate amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our obligations and complete any future acquisitions. There can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Contractual Obligations and Commercial Commitments

     The table below summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2001 and thereafter. The amounts represent the maximum future contractual obligations, some of which may be settled by delivering equity securities.

                                                          Payments Due by Period
                                                          ----------------------
                                                          (dollars in millions)
                                                                    2003     2005   After
      Contractual Obligations                  Total     2002     to 2004  to 2006  2006
------------------------------------          ------   ---------  -------  ------- ------
Long-term debt/(a)/                           $2,798      $ 1       $12    $317    $2,468
Operating leases                                  26       13         5       2         6
                                              ------   ---------   ------  ------- ------
Total contractual cash obligations            $2,824      $14       $17    $319    $2,474
                                              ======   =========   ======  ======= ======

                                            Total
                                           Amounts                  2003     2005   After
    Other Commercial Commitments          Committed      2002     to 2004  to 2006  2006
-----------------------------------       ---------     ------     ------- ------- ------
Standby letters of credit                   $4           $--         $4     $--     $--

----------
/(a)/ Includes $172.5 million of convertible senior notes due 2006.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 on July 1, 2001 had no effect on our results of operations or financial position as we account for all acquisitions under the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. We adopted this standard effective January 1, 2002 and are evaluating our goodwill and other specifically identifiable intangibles for impairment in accordance with the standard's guidance. We are also currently evaluating whether franchise licenses qualify as indefinite life intangibles under the new standard. If we conclude that franchise licenses are indefinite life intangible assets, they will no longer be amortized. Amortization of goodwill and franchise licenses was approximately $96.9 million for the year ended December 31, 2001. We acquired cable systems in June and July 2001, so the amortization of goodwill and franchise licenses for the year ended December 31, 2001 does not incorporate the full-year impact of those transactions. For the year ending December 31, 2002, if we conclude that goodwill and franchise licenses are indefinite life intangible assets, our preliminary estimate is that the adoption of SFAS 142 will reduce amortization expense in our consolidated statements of operations by approximately $112.0 million.

     In July 2001, the FASB issued SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. We do not expect adoption of SFAS 143 will have a material impact on our results of operations or financial position.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets.". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted this standard effective January 1, 2002 and do not expect a material impact on our results of operations or financial position.

Inflation and Changing Prices

     Our systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe we are allowed under the Federal Communications Commission's existing cable rate regulations to increase our rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

Risk Factors

   We have a history of net losses and may not be profitable in the future.

     We have had a history of net losses and expect to continue to report net losses for the foreseeable future, which could cause the prices at which our stock and other securities trade to decline and adversely affect our ability to finance our business in the future. We reported net losses of $81.3 million, $149.8 million and $190.9 million for the years ended December 31, 1999, 2000 and 2001, respectively. The principal reasons for our prior and anticipated net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money.

   We are a holding company with no operations and we depend on our operating subsidiaries for cash to fund our obligations.

     As a holding company, we do not have any operations or hold any assets other than our investments in and our advances to our operating subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash we have to pay interest on, and repay the principal of, our indebtedness and to meet our other obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. Our subsidiaries' ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions, including the agreements governing our subsidiary credit facilities and other indebtedness. Those agreements permit our subsidiaries to distribute cash to us under certain circumstances, but only so long as there is no default under any of such agreements.

   We have grown rapidly and have a limited history of operating all of our current cable systems, which may make it difficult for you to evaluate our performance.

     We began operations in 1996 and have grown rapidly since then, principally through acquisitions. In late 1999, we completed acquisitions that doubled the number of subscribers served by our cable systems. In June and July 2001, we made other acquisitions that again doubled our subscribers. As a result, you have limited information upon which to evaluate our performance in managing all of our current systems, and our historical financial information may not be indicative of the future results we can achieve with our cable systems.

   If we are unable to successfully integrate our newly acquired cable systems, our business and results of operations could be adversely affected.

     Since January 1, 1999, we have acquired cable systems that account for approximately 77% of our current basic subscribers. We may acquire more cable systems in the future, through direct acquisitions, system swaps or otherwise. The integration and management of the cable systems we have already acquired or may acquire involve the following principal risks that could adversely affect our business and results of operations:

     . our acquisitions may result in significant unexpected operating difficulties, liabilities or contingencies;

     . the integration of acquired cable systems may place significant demands on our management, diverting their attention from, and making it more difficult for them to manage, our other cable systems;

     . the integration of acquired cable systems may require significant financial resources that could otherwise be used for the ongoing development of our other cable systems, including our network upgrade program;

     . we may be unable to recruit additional qualified personnel which may be required to integrate and manage acquired cable systems; and

     . some of our existing operational, financial and management systems may be incompatible with or inadequate to effectively integrate and manage acquired cable systems and any steps taken to implement changes in our cable systems may not be sufficient.

   We have substantial existing debt and may incur substantial additional debt, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

     Our total debt as of December 31, 2001 was approximately $2.8 billion. Our interest expense for the year ended December 31, 2001 was $139.9 million on a historical basis and $198.2 million on a pro forma basis that includes our acquisitions of the AT&T cable systems as of January 1, 2001. We cannot assure you that our business will generate sufficient cash flows to permit us or our subsidiaries to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

     This high level of debt and our debt service obligations could have material consequences, including:

     . we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

     . we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facilities and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

     . some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

     . we may be more vulnerable to economic downturns and adverse developments in our business;

     . we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

     . we may be at a disadvantage when compared to those of our competitors that have less debt; and

     .    we may not be able to implement our strategy.

     We anticipate incurring additional debt to fund the expansion, maintenance and upgrade of our cable systems. If new debt is added to our current debt levels, the related risks that we now face could intensify.

   A default under our indentures or our subsidiary credit facilities could result in an acceleration of our indebtedness and other material adverse effects.

     The agreements and instruments governing our own and our subsidiaries' indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as security under the respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

   The terms of our indebtedness could materially limit our financial and operating flexibility.

     Several of the covenants contained in the agreements and instruments governing our own and our subsidiaries' indebtedness could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

     .    incur additional indebtedness;

     .    create liens and other encumbrances;

     . pay dividends and make other payments, investments, loans and guarantees;

     .    enter into transactions with related parties;

     . sell or otherwise dispose of assets and merge or consolidate with another entity;

     .    repurchase or redeem capital stock, other equity interests or debt;

     .    pledge assets; and

     .    issue capital stock or other equity interests.

     Complying with these covenants could cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

   We may not be able to obtain additional capital to continue the development of our business.

     Our business requires substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional services. We cannot assure you that our anticipated levels of capital expenditures will be sufficient to accomplish our planned system upgrades, maintenance and expansion, or to roll out advanced services. If there is accelerated growth in digital cable customers or in the delivery of other advanced services or if costs increase, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance our capital improvement program or any additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

   If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

     The cable business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our plans to upgrade or expand our systems and respond to competitive pressures. Our inability to upgrade, maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete. Consequently, our business and results of operations could suffer materially.

     If we are unsuccessful in implementing our growth strategy, our business and results of operations could be adversely affected.

     We expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, such as high-speed Internet access service and digital programming services, the launch of additional services, such as video-on-demand or Internet telephony, and acquisitions of additional cable systems. We may not be able to successfully expand or launch these new or additional services, and it is possible that they will not generate significant revenue growth. As of the date of this report, there are no material pending acquisitions. We may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete future acquisitions. Among other things, in recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects and may increase the purchase price for any acquisitions we pursue.

     Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

     Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable television industry has experienced a rapid escalation in the cost of programming, particularly sports programming. The escalation in programming costs is expected to continue, and we may not be able to pass programming cost increases on to our customers. In addition, add programming to our basic and expanded basic programming tiers, we may not be able pass all of our costs of the additional programming on to our customers. To the extent that we are unable to pass increased or additional programming costs through to subscribers, our business and results of operations will be adversely affected.

     Failure to negotiate programming contracts for the cable systems we acquired from AT&T Broadband could adversely affect our business and results of operations.

     Substantially all of the cable television programming services carried on the cable systems we acquired from AT&T Broadband are provided to customers without written contracts with the respective programming suppliers. We are currently negotiating with these suppliers, but we are unable to guarantee that the outcome of any negotiations will be favorable to us. While we could obtain access to most of these programming services through a national programming purchasing cooperative or by relying on certain protective provisions of the Communications Act, we are unable to guarantee that we will be able to provide without interruption any programming service that is not covered by a written contract. Prolonged loss of access to certain of these programming services could result in our customers switching to our competitors or have other material adverse effects on our business and results of operations.

     We may not be able to compete effectively in the highly competitive media and telecommunications industries.

     The communications industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities. Our traditional cable television business faces direct competition from other cable companies, telephone companies, and, most significantly, from direct broadcast satellite operators. Our high-speed Internet access service is subject to competition from telephone companies using digital subscriber line technology, direct broadcast satellite operators and other Internet service providers. We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products.

     We expect that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with our businesses. We cannot assure you that upgrading our cable systems will allow us to compete effectively. Additionally, if we expand and introduce new and enhanced telecommunications services, we will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may affect our business and results of operations in the future.

   Recent changes in the regulatory environment may introduce additional competitors in our markets.

     Recent changes in federal law and recent administrative and judicial decisions have removed restrictions that have limited entry into the cable television industry by potential competitors such as telephone companies and public utility holding companies. As a result, competition may materialize in our franchise areas from other cable television operators, other video programming distribution systems and other broadband telecommunications services to the home. For example, these developments could enable local telephone and utility companies to provide a wide variety of video services in their service areas that will be directly competitive with the services provided by cable systems in the same area.

   Continued growth of direct broadcast satellite operators could adversely affect our business and results of operations.

     Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets that we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. On October 28, 2001, EchoStar Communications Corporation (which does business as DISH Network) announced that it has agreed to acquire Hughes Electronics Corp. (which does business as DIRECTV). If consummated, this combination would create a much stronger competitive challenge for us and other cable system operators.

   We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.

     We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including analog and digital set-top converter boxes, servers and routers, fiber-optic cable, telephone circuits, software, the "backbone" telecommunications network for our Internet access service and construction services for expansion and upgrades of our cable systems. These items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. In addition, some suppliers have commenced bankruptcy proceedings or experienced other financial difficulties that may affect the availability of these items. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, services or other items on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.

     Among other things, we rely on local telephone companies and other firms to provide data communications capacity through local telecommunications lines and leased long-distance lines. We may experience disruptions or capacity constraints in these telecommunications services. If disruptions or capacity constraints occur, we may have no means of replacing these services on a timely basis, or at all. In Iowa and Illinois, we rely on subsidiaries of McLeodUSA Inc. ("McLeod") to provide us with the right to use optical fiber we need to operate and expand our business. McLeod recently filed for Chapter 11 bankruptcy protection under the United States Bankruptcy Code, however, the subsidiaries of McLeod, with which we are counterparties, have not become directly involved in the bankruptcy proceedings. If the subsidiaries were to become involved, it is possible that the bankruptcy court would authorize them to terminate the contract that gives us the right to use such optical fiber. We might not be able to find alternative sources to replace the optical fiber and constructing our own fiber would be costly and may take a significant amount of time. The provision of our services to certain customers in our affected areas could be severely interrupted or delayed for prolonged periods. As a result, our business and results of operations could be materially adversely affected.

     We also rely on AT&T Corp. to provide, under a multi-year contract, the Internet protocol network backbone and certain core Internet support functions for our cable modem service. If AT&T Corp. ceased to provide these services during or after the term of the contract and we were unable to secure alternative arrangements on acceptable terms, our business could be materially and negatively impacted.

   Our business and results of operations could be adversely affected by labor disputes.

     Approximately 3.2% of our cable systems' employees are represented by labor unions but are not covered by any collective bargaining agreements. We are negotiating in good faith with these labor unions regarding new labor contracts. We cannot assure you that any negotiations we may undertake with such unions will result in outcomes satisfactory to us. Although we believe that our relations with our employees are generally good, we cannot assure you that our employees who are not currently represented by any union, will not seek to be represented by unions under collective bargaining agreements in the future. A prolonged work stoppage, strike or slowdown at our systems could have a material adverse effect on our business and results of operations.

   The loss of key personnel could have a material adverse effect on our business.

     Our success is substantially dependent upon the retention and continued performance of our key personnel, including Rocco B. Commisso, our Chairman and Chief Executive Officer. We have not entered into an employment agreement with Mr. Commisso. If Mr. Commisso or any of our other key personnel cease to be employed by us for any reason, our business could be materially adversely affected. We do not currently maintain key man life insurance on Mr. Commisso or other key personnel.

     In addition, certain of our subsidiary credit facilities provide that a default will result if one or more of the following occur: (i) Mr. Commisso ceases to be our Chairman and Chief Executive Officer for any reason other than death or permanent disability, (ii) Mr. Commisso ceases to be our Chairman and Chief Executive Officer by reason of death or disability and a successor satisfactory to the lenders is not appointed within 120 days, (iii) Mr. Commisso and certain of his affiliates cease to own at least 50.1% of the combined voting power of our common stock on a fully-diluted basis or (iv) any person or group, other than Mr. Commisso and certain of his affiliates, or certain other specified entities, becomes the beneficial owner of 25% or more of the combined voting power of our common stock on a fully-diluted basis.

   Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, which could inhibit or prevent a change of control or change in management. A sale of his stock could result in a change of control that would have unpredictable effects.

     Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned our common stock representing approximately 80.6% of the combined voting power as of December 31, 2001. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. Mr. Commisso's voting power may have the effect of discouraging offers to acquire Mediacom because any such acquisition would require his consent.

     We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership or that he would continue as an officer or director if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of shares could result in a change in control of our company, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our subsidiary credit agreements.

   Our cable television business is subject to extensive governmental regulation.

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

     Similarly, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet, including laws covering such issues as privacy, access to some types of content by minors, pricing, bulk e-mail or "spam," encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations.

   Our franchises are subject to non-renewal or termination by local authorities, which could cause us to lose our right to operate some of our systems.

     Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. In addition, the Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. However, cable television companies operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. In the process of renewing franchises, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services. Although the Communications Act requires the municipality to take into account the cost of meeting such requirements, there is no assurance that we will not be required to make significant additional investments in its cable television systems as part of the franchise renewal process. There can be no assurance that we will continue to be able to renew franchises in the future on acceptable terms. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems would have a material adverse effect on our business and results and operations.

   Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

     Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an "overbuild." As of December 31, 2001, approximately 8.1% of the homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition will not develop in other markets that we now serve or that we will serve after any future acquisitions.

   Pending FCC and court proceedings could adversely affect our Internet access service.

     The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The FCC is considering whether it should adopt new rules regulating cable modem service, and federal court actions raising various issues relating to that kind of service are pending. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business.

   We may be subject to legal liability because of the acts of our Internet service customers or because of our own negligence.

     Our cable modem service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our cable modem service customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other Websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

     It is also possible that, if any information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service.

     To date, no one has filed a claim of any of these kinds against us, but someone may file a claim of that type in the future in either domestic or international jurisdictions, and may be successful in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.

     Since we launched our proprietary Mediacom Online(SM) Internet service in February 2002, we from time to time receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasing active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider--for example, a customer's use of an Internet service or the resources it provides to post, download or disseminate copyrighted music or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person's trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

   If we offer telecommunications services, we may become subject to additional regulatory burdens.

     If we provide telecommunications services over our communications facilities, we may be required to obtain additional federal, state and local permits or other governmental authorizations to offer these services. This process, together with accompanying regulation of these services, would place additional costs and regulatory burdens on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate swap agreements in order to fix interest rates under debt contracts for the duration of the contract as a hedge against interest rate volatility. As of December 31, 2001, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the Eurodollar Rate option under our bank credit agreement. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, we do not anticipate nonperformance by the counterparties. We would have paid approximately $10.1 million at December 31, 2001 if the interest rate exchange agreements were terminated, inclusive of accrued interest. The table below provides information on our long-term debt. See Note 7 to our consolidated financial statements.

                                            Expected Maturity
                       -----------------------------------------------------------
                                    (All dollar amounts in thousands)
                       2002      2003     2004      2005       2006     Thereaftre      Total     Fair Value
                       -----    ------   -------   -------   --------   ----------   ----------   ----------
Fixed rate             $  --    $   --   $    --   $    --   $     --   $  200,000   $  200,000   $  206,000
Weighted average
  interest rate          8.5%      8.5%      8.5%      8.5%       8.5%         8.5%         8.5%

Fixed rate             $  --    $   --   $    --   $    --   $     --   $  125,000   $  125,000   $  121,000
Weighted average
  interest rate          7.9%      7.9%      7.9%      7.9%       7.9%         7.9%         7.9%

Fixed rate             $  --    $   --   $    --   $    --   $     --   $  500,000   $  500,000   $  523,000
Weighted average
  interest rate          9.5%      9.5%      9.5%      9.5%       9.5%         9.5%         9.5%

Fixed rate             $  --    $   --   $    --   $    --   $     --   $  400,000   $  400,000   $  436,000
Weighted average
  interest rate         11.0%     11.0%     11.0%     11.0%      11.0%        11.0%        11.0%

Fixed rate             $  --    $   --   $    --   $    --   $172,500   $       --   $  172,500   $  206,000
Weighted average
  interest rate          5.3%      5.3%      5.3%      5.3%       5.3%         5.3%         5.3%

Variable rate          $ 750    $2,000   $10,500   $37,000   $107,500   $1,242,750   $1,400,500   $1,400,500
Weighted average
  interest rate          4.5%      4.5%      4.5%      4.5%       4.5%         4.5%         4.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Contents
                                    --------

                                                                                                       Page
Report of Independent Public Accountants-Arthur Andersen LLP........................................    55
Consolidated Balance Sheets as of December 31, 2001 and 2000........................................    56
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999..........    57
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
   December 31, 2001, 2000 and 1999.................................................................    58
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999..........    59
Notes to Consolidated Financial Statements..........................................................    60
Schedule II-Valuation and Qualifying Accounts.......................................................    77

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mediacom Communications Corporation:

We have audited the accompanying consolidated balance sheets of Mediacom Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II--Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                               /S/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 13, 2002

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                                         December 31,
                                                                                   ------------------------
                                                                                      2001           2000
                                                                                   ----------    ----------
                                         ASSETS
Cash and cash equivalents ......................................................   $   15,307    $    4,152
Short-term investments .........................................................       48,000            --
Investments ....................................................................        4,070         3,985
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $3,243 and $932, respectively ............................................       29,818        13,500
Prepaid expenses and other assets ..............................................       13,678         4,255
Investment in cable television systems:
   Inventory ...................................................................       53,676        14,131
   Property, plant and equipment, at cost ......................................    1,654,798       841,549
   Less: accumulated depreciation ..............................................     (374,268)     (204,617)
                                                                                   ----------    ----------
     Property, plant and equipment, net ........................................    1,280,530       636,932
   Intangible assets, net of accumulated amortization of $250,288 and
     $125,181 respectively .....................................................    2,151,805       686,009
                                                                                   ----------    ----------
     Total investment in cable television systems ..............................    3,486,011     1,337,072
Other assets, net of accumulated amortization of $11,474 and $5,749
   respectively ................................................................       52,163        17,008
                                                                                   ----------    ----------
     Total assets ..............................................................   $3,649,047    $1,379,972
                                                                                   ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Debt ........................................................................   $2,798,000    $  987,000
   Accounts payable and accrued expenses .......................................      282,110        81,140
   Deferred revenue ............................................................       46,150        44,396
   Deferred income tax liability ...............................................        5,128         5,815
   Other liabilities ...........................................................       10,083            --
                                                                                   ----------    ----------
     Total liabilities .........................................................    3,141,471     1,118,351
                                                                                   ----------    ----------

   Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
     90,539,380 and 60,601,001 shares issued and outstanding as of
     December 31, 2001 and 2000, respectively ..................................          905           606
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
     29,342,990 shares issued and outstanding as of December 31, 2001 and 2000 .          293           293
   Additional paid-in capital ..................................................      974,760       538,642
   Accumulated comprehensive loss ..............................................           --          (414)
   Accumulated deficit .........................................................     (468,382)     (277,506)
                                                                                   ----------    ----------
     Total stockholders' equity ................................................      507,576       261,621
                                                                                   ----------    ----------
     Total liabilities and stockholders' equity ................................   $3,649,047    $1,379,972
                                                                                   ==========    ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in 000's, except per share amounts)

                                                                  Years Ended December 31,
                                                             ----------------------------------
                                                                2001         2000        1999
                                                             ---------    ---------    --------
Revenues .................................................   $ 589,987    $ 332,050    $176,052

Costs and expenses:
     Service costs .......................................     224,291      114,234      58,058
     Selling, general and administrative expenses ........     105,794       55,820      32,949
     Corporate expenses ..................................       8,705        6,029       6,951
     Depreciation and amortization .......................     310,785      178,331     101,065
     Non-cash stock charges relating to corporate expenses       2,904       28,254      15,445
                                                             ---------    ---------    --------

Operating loss ...........................................     (62,492)     (50,618)    (38,416)

Interest expense, net ....................................     139,867       68,955      37,817
Loss on derivative instruments, net ......................       8,441           --          --
Other (income) expenses ..................................     (21,653)      30,024       5,087
                                                             ---------    ---------    --------

Net loss before provision for income taxes ...............    (189,147)    (149,597)    (81,320)
Provision for income taxes ...............................          87          250          --
                                                             ---------    ---------    --------
Net loss before cumulative effect of accounting change ...    (189,234)    (149,847)    (81,320)
Cumulative effect of accounting change ...................      (1,642)          --          --
                                                             ---------    ---------    --------
Net loss .................................................   $(190,876)   $(149,847)   $(81,320)
                                                             =========    =========    ========

Basic and diluted loss per share:

     Before cumulative effect of accounting change .......   $   (1.78)   $   (1.79)   $  (7.82)
     Cumulative effect of accounting change ..............       (0.02)          --          --
                                                             ---------    ---------    --------
Loss per share ...........................................   $   (1.80)   $   (1.79)   $  (7.82)
                                                             =========    =========    ========

Weighted average common shares outstanding ...............     105,780       83,803      10,404

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                          (All dollar amounts in 000's)

                                                         Class A    Class B   Additional
                                                          Common    Common     Paid-In        Capital
                                                          Stock      Stock     Capital     Contributions
                                                        ---------   -------   ----------   -------------
Balance, December 31, 1998                                $ --       $ --      $     --      $ 124,990
  Comprehensive loss:
    Net loss                                                --         --            --             --
    Unrealized gain on investments, net of deferred
      taxes                                                 --         --            --             --
    Comprehensive loss
  Members' contributions                                    --         --            --         10,500
  Non-cash contributions                                    --         --            --          6,606
  Non-cash contribution for the reduction of
    management fees                                         --         --            --         25,100
  Equity issued to management                               --         --            --         27,016
  Non-vested portion of equity granted to management        --         --            --        (12,199)
                                                          ----       ----      --------      ---------
Balance, December 31, 1999                                $ --       $ --      $     --      $ 182,013
  Comprehensive loss:
    Net loss                                                --         --            --             --
    Unrealized loss on investments, net of deferred
      taxes                                                 --         --            --             --
    Comprehensive loss
  Issuance of common stock in exchange for membership
    interests                                              407        293       181,313       (182,013)
  Issuance of common stock in initial public
    offering, net of
      issuance costs                                       200         --       353,895             --
  Issuance of common stock in employee stock
    purchase plan                                           --         --           310             --
  Repurchase of Class A common stock                        (1)        --          (657)            --
  Vesting of equity granted to management, net of
    forfeiture                                              --         --         3,781             --
                                                          ----       ----      --------      ---------
Balance, December 31, 2000                                $606       $293      $538,642      $      --
  Comprehensive loss:
    Net loss                                                --         --            --             --
    Unrealized gain on investments, net of deferred
      taxes                                                 --         --            --             --
    Comprehensive loss
  Exercise of stock options                                 --         --            51             --
  Issuance of common stock, net of issuance costs          299         --       432,616             --
  Issuance of common stock in employee stock
    purchase plan                                           --         --           547             --
  Vesting of equity granted to management, net of
    forfeiture                                              --         --         2,904             --
                                                          ----       ----      --------      ---------
Balance, December 31, 2001                                $905       $293      $974,760      $      --
                                                          ====       ====      ========      =========

                                                         Accumulated
                                                        Comprehensive   Accumulated
                                                            Loss          Deficit      Total
                                                        -------------   -----------   --------
Balance, December 31, 1998                                  $  --        $ (46,339)   $  78,651
  Comprehensive loss:
    Net loss                                                   --          (81,320)
    Unrealized gain on investments, net of deferred
      taxes                                                   261               --
    Comprehensive loss                                                                  (81,059)
  Members' contributions                                       --               --       10,500
  Non-cash contributions                                       --               --        6,606
  Non-cash contribution for the reduction of
    management fees                                            --               --       25,100
  Equity issued to management                                  --               --       27,016
  Non-vested portion of equity granted to management           --               --      (12,199)
                                                            -----        ---------    ---------
Balance, December 31, 1999                                  $ 261        $(127,659)   $  54,615
  Comprehensive loss:
    Net loss                                                   --         (149,847)
    Unrealized loss on investments, net of deferred
      taxes                                                  (675)              --
    Comprehensive loss                                                                 (150,522)
  Issuance of common stock in exchange for membership
    interests                                                  --               --          --
  Issuance of common stock in initial public
    offering, net of
      issuance costs                                           --               --      354,095
  Issuance of common stock in employee stock
    purchase plan                                              --               --          310
  Repurchase of Class A common stock                           --               --         (658)
  Vesting of equity granted to management, net of
    forfeiture                                                 --               --        3,781
                                                            -----        ---------    ---------
Balance, December 31, 2000                                  $(414)       $(277,506)   $ 261,621
  Comprehensive loss:
    Net loss                                                   --         (190,876)
    Unrealized gain on investments, net of deferred
      taxes                                                   414               --
    Comprehensive loss                                                                 (190,462)
  Exercise of stock options                                    --               --           51
  Issuance of common stock, net of issuance costs              --               --      432,915
  Issuance of common stock in employee stock
    purchase plan                                              --               --          547
  Vesting of equity granted to management, net of
    forfeiture                                                 --               --        2,904
                                                            -----        ---------    ---------
Balance, December 31, 2001                                  $  --        $(468,382)   $ 507,576
                                                            =====        =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)

                                                                                    Years Ended December 31,
                                                                            -------------------------------------
                                                                               2001           2000        1999
                                                                            -----------    ---------    ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss .............................................................   $  (190,876)   $(149,847)   $ (81,320)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Accretion of interest on seller note ...............................            --           --          225
     Depreciation and amortization ......................................       310,785      178,331      101,065
     Impairment of available-for-sale securities ........................           329       28,488           --
     Change in fair value of swaps ......................................        10,083           --           --
     Vesting of management stock ........................................         2,904        3,781       14,817
     Other non-cash stock charges relating to corporate expenses ........            --       24,473        7,234
     Deferred income tax liability ......................................          (687)          --           --
     Amortization of SoftNet revenue ....................................          (287)      (2,502)        (142)
     Termination of SoftNet agreement ...................................       (29,957)          --           --
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable, net ..............................       (10,560)        (980)         429
       Prepaid expenses and other assets ................................        (9,423)         491       (2,211)
       Other assets .....................................................         5,725           --           --
       Accounts payable and accrued expenses ............................       138,591       13,296       13,031
       Deferred revenue .................................................        31,998           (4)       1,088
                                                                            -----------    ---------    ---------
         Net cash flows provided by operating activities ................       258,625       95,527       54,216
                                                                            -----------    ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures .................................................      (285,396)    (183,518)     (86,669)
   Acquisitions of cable television systems .............................    (2,113,336)    (112,142)    (764,253)
   Other, net ...........................................................        (4,215)      (1,450)        (626)
   Short-term investments ...............................................       (48,000)          --           --
                                                                            -----------    ---------    ---------
         Net cash flows used in investing activities ....................    (2,450,947)    (297,110)    (851,548)
                                                                            -----------    ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings .......................................................     2,396,000      318,000      995,700
   Repayment of debt ....................................................      (585,000)    (470,000)    (194,830)
   Net proceeds from sale of Class A common stock .......................       432,915      354,095           --
   Proceeds from issuance of common stock in employee stock purchase
     plan and options exercised .........................................           598          310           --
   Repurchase of Class A common stock ...................................            --         (658)          --
   Capital contributions ................................................            --           --       10,500
   Financing costs ......................................................       (41,036)        (485)     (11,777)
                                                                            -----------    ---------    ---------
         Net cash flows provided by financing activities ................     2,203,477      201,262      799,593
                                                                            -----------    ---------    ---------
         Net increase (decrease) in cash and cash equivalents ...........        11,155         (321)       2,261
CASH AND CASH EQUIVALENTS, beginning of year ............................         4,152        4,473        2,212
                                                                            -----------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ..................................   $    15,307    $   4,152    $   4,473
                                                                            ===========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest ...............................   $    91,842    $  74,811    $  28,639
                                                                            ===========    =========    =========
   Cash paid during the year for taxes ...................................  $     1,015    $      50    $      --
                                                                            ===========    =========    =========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization

     Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2001, the Company had acquired and was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

     Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable television systems from AT&T Broadband, LLC in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T cable systems"). The Company completed the acquisitions of the AT&T cable systems in June and July 2001.

(2)  Summary of Significant Accounting Policies

   Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements include the accounts of MCC and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

     Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from basic, premium, pay-per-view and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct selling costs incurred. Additional installation revenues collected, if any, are deferred and amortized to income over the estimated average life of a subscriber. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

   Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Concentration of Credit Risk

     The Company's accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Investments

     Investments consist of equity securities. Management classifies these securities as available-for-sale securities under the provisions defined in the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at market value, with unrealized gains and losses reported as a component of accumulated comprehensive income (loss). If a decline in the fair value of the security is judged to be other than temporary, a realized loss will be recorded. Short-term investments consist of money market investments which are stated at cost which approximates market value.

   Inventory

     Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and are stated at the lower of cost or market. Cost is determined using the average cost method.

   Property, Plant and Equipment

     Property, plant and equipment is recorded at time of purchase and capitalized at cost. The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. The Company capitalized interest in connection with cable system construction of approximately $4.2 million and $5.3 million for the years ended December 31, 2001 and 2000, respectively. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

     Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings ........................................      45 years
Leasehold improvements ...........................      Life of respective lease
Cable systems and equipment ......................      5 to 10 years
Subscriber devices ...............................      5 years
Vehicles .........................................      5 years
Furniture, fixtures and office equipment .........      5 to 10 years

   Intangible Assets

     Intangible assets include franchising costs, goodwill, subscriber lists and covenants not to compete. Amortization of intangible assets is calculated on a straight-line basis over the following lives:

Franchising costs ................................      15 years
Goodwill .........................................      15 years
Subscriber lists .................................      5 years
Covenants not to compete .........................      3 to 7 years

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

   Other Assets

     Other assets include debt financing costs of approximately $52.2 million and $17.0 million as of December 31, 2001 and 2000, respectively. Financing costs incurred to raise debt are deferred and amortized over the expected term of such financings and are included in other (income) expense.

   Accounting for Derivative Instruments

     Effective January 1, 2001, the Company accounts for derivative instruments, primarily interest rate swaps, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards, primarily interest rate swaps, No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." Changes in fair value of derivative instruments that do not qualify for hedge relationship designation are recognized in earnings. Upon adoption of SFAS 133 the Company recorded a cumulative effect of accounting change adjustment to net loss of $1.6 million in 2001 due to recognizing the fair value of interest rate swaps not designated as hedging instruments.

   Comprehensive Loss

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive loss and its components in the consolidated financial statements. In accordance with SFAS 130, the Company records temporary unrealized gains and losses on investments as a component of accumulated comprehensive loss.

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

   Stock Options

     The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees". Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the option exercise price and is charged to operations over the vesting period. See Note 16 for pro forma information relating to treatment of the Company's stock option plans under Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation".

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Segment Reporting

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," segments have been identified based upon management responsibility. Management has identified cable services as the Company's one reportable segment.

   Reclassifications

     Certain reclassifications have been made to prior year's amounts to conform to the current year's presentation.

   Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 on July 1, 2001 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The Company adopted this standard effective January 1, 2002 and is evaluating its goodwill and other specifically identifiable intangibles for impairment in accordance with the standard's guidance. The Company is also currently evaluating whether franchise licenses qualify as indefinite life intangibles under the new standard. If the Company concludes that franchise licenses are indefinite life intangible assets, they will no longer be amortized. Amortization of goodwill and franchise licenses was approximately $96.9 million for the year ended December 31, 2001. The Company acquired cable systems in June and July 2001, so the amortization of goodwill and franchise licenses for the year ended December 31, 2001 does not incorporate the full-year impact of those transactions. For the year ending December 31, 2002, if the Company concludes that goodwill and franchise licenses are indefinite life intangible assets, its preliminary estimate is that the adoption of SFAS 142 will reduce amortization expense in its consolidated statements of operations by approximately $112.0 million.

     In July 2001, the FASB issued SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and does not expect a material impact on the Company's results of operations or financial position.

(3)  Loss per Share

     The Company calculates loss per share in accordance with Statement Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. The Company does not have any additional securities outstanding that would have a dilutive effect on the weighted average common shares outstanding. The effects of stock options and convertible debt were anti-dilutive because the Company generated net losses for the periods presented. Accordingly, diluted loss per share equaled basic loss per share.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the Company's calculation of basic and diluted loss per share for the years ended December 31, 2001, 2000 and 1999:

                                                      2001         2000        1999
                                                   ---------    ---------    --------
                                                (in thousands, except per share amounts)
Net loss ....................................      $(190,876)   $(149,847)   $(81,320)
Basic and diluted loss per share ............      $   (1.80)   $   (1.79)   $  (7.82)
Weighted average common shares outstanding...        105,780       83,803      10,404

     The weighted average shares outstanding for the year ended December 31, 1999 and prior to the initial public offering in February 2000 is computed based on the conversion ratio used to exchange Mediacom LLC's membership units for shares of MCC's common stock upon MCC's initial public offering. (See Note 15).

(4)  Acquisitions

     The Company has completed the undernoted acquisitions (the "Acquired Systems") in 2001, 2000 and 1999. These acquisitions were made to increase the cable network of the Company. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these Acquired Systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the Acquired Systems have been included with those of the Company since the dates of acquisition.

   2001

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 subscribers in the state of Missouri from affiliates of AT&T Broadband, LLC, for a purchase price of approximately $300.0 million. The purchase price has been preliminarily allocated as follows: approximately $82.2 million to property, plant and equipment and approximately $217.8 million to franchise costs and subscriber lists. Such allocations are subject to adjustments based upon the final appraisal information to be received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offering of 29.9 million shares of Class A common stock (See Note 8).

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, LLC, for an aggregate purchase price of approximately $1.77 billion. The purchase price has been preliminarily allocated as follows: approximately $478.9 million to property, plant and equipment and approximately $1.29 billion to franchise costs and subscriber lists. Such allocations are subject to adjustments based upon the final appraisal information to be received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offerings of 29.9 million shares of Class A common stock and 5 1/4% convertible senior notes due 2006, the net proceeds of the 11% senior notes due 2013 and borrowings under the Company's subsidiary credit facilities (See Notes 7 and 8).

     The opening balance sheet for the cable systems acquired in 2001 is as follows (dollars in thousands):

Accounts receivable ....................................            $    5,758
Intangible assets ......................................             1,551,188
Property, plant and equipment ..........................               562,646
Accrued expenses .......................................                (6,256)
                                                                    ----------
    Total ..............................................            $2,113,336
                                                                    ==========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   2000

     During 2000, the Company completed nine acquisitions of cable systems serving 53,000 basic subscribers for an aggregate purchase price of $109.2 million. The cable systems serve communities in the states of Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. The aggregate purchase price has been allocated as follows: approximately $49.4 million to property, plant and equipment and approximately $59.8 million to intangible assets. These acquisitions were financed with borrowings under the Company's subsidiary credit facilities (See Note 7).

   1999

     On October 15, 1999, the Company acquired the stock of Zylstra Communications Corporation (the "Zylstra Systems"), for a purchase price of approximately $19.5 million. Zylstra owned and operated cable systems serving approximately 14,000 subscribers in Iowa, Minnesota and South Dakota. The purchase price has been allocated as follows: $7.8 million to property, plant and equipment and $11.7 million to intangible assets. The Zylstra acquisition was financed with borrowings under the Company's credit facilities (See Note 7).

     On November 5, 1999, the Company acquired the assets of cable systems owned by Triax Midwest Associates, L.P. (the "Triax Systems"), for a purchase price of approximately $740.1 million. The Triax Systems served approximately 344,000 subscribers primarily in Illinois, Indiana, and Minnesota. The purchase price has been allocated based on an independent appraisal as follows: $198.3 million to property, plant and equipment and $541.8 million to intangible assets.

     Summarized below are the pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming the purchase of the AT&T cable systems and the systems acquired in 2000, had been consummated as of January 1, 2000. Pro forma unaudited results of operations for the year ended December 31, 1999 assumes the purchase of the systems acquired in 2000 and 1999 had been consummated as of January 1, 1999. Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed on the date indicated or which may be obtained in the future.

                                                     2001         2000         1999
                                                  ---------    ---------    ---------
                                                      (in thousands, except per
                                                            share amounts)
                                                             (unaudited)
Revenues ......................................   $ 839,225    $ 787,932    $ 318,086
Operating loss ................................     (85,560)     (79,564)     (39,013)
Net loss ......................................    (272,269)    (350,890)    (139,005)
Basic and diluted loss per share ..............   $   (2.57)   $   (4.19)   $  (13.36)
  Weighted average common shares outstanding...     105,780       83,803       10,404

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Property, Plant and Equipment

     As of December 31, 2001 and 2000, property, plant and equipment consisted of:

                                                          2001          2000
                                                       ----------    ---------
                                                       (dollars in thousands)
Land and land improvements .........................   $      945    $     578
Buildings and leasehold improvements ...............       13,439       12,024
Cable systems, equipment and subscriber devices ....    1,603,041      802,450
Vehicles ...........................................       24,669       17,898
Furniture, fixtures and office equipment ...........       12,704        8,599
                                                       ----------    ---------
                                                        1,654,798      841,549
Accumulated depreciation ...........................     (374,268)    (204,617)
                                                       ----------    ---------
Property, plant and equipment, net .................   $1,280,530    $ 636,932
                                                       ==========    =========

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $185.1 million, $107.0 million and $59.2 million, respectively.

(6)  Intangible Assets

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2001 and 2000:

                                                          2001          2000
                                                       ----------    ---------
                                                       (dollars in thousands)
Franchising costs ..................................   $2,241,783    $ 651,952
Goodwill ...........................................       19,514       19,514
Subscriber lists ...................................      135,096      134,024
Covenants not to compete ...........................        5,700        5,700
                                                       ----------    ---------
                                                        2,402,093      811,190
Accumulated amortization ...........................     (250,288)    (125,181)
                                                       ----------    ---------
Intangible assets, net .............................   $2,151,805    $ 686,009
                                                       ==========    =========

     Amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $125.7 million, $71.3 million and $41.9 million, respectively.

(7)  Debt

     As of December 31, 2001 and 2000, debt consisted of:

                                                          2001         2000
                                                       ----------    --------
                                                       (dollars in thousands)
Bank credit facilities..............................   $1,400,500    $662,000
8 1/2% senior notes.................................      200,000     200,000
7 7/8% senior notes.................................      125,000     125,000
9 1/2% senior notes.................................      500,000          --
11% senior notes....................................      400,000          --
5 1/4% convertible senior notes.....................      172,500          --
                                                       ----------    --------
                                                       $2,798,000    $987,000
                                                       ==========    ========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Bank Credit Facilities

     On September 30, 1999, operating subsidiaries of Mediacom LLC entered into a $550.0 million senior secured credit facility, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom USA Credit Agreement"). The revolving credit facility expires on March 31, 2008, and is subject to earlier expiration on June 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount of the revolver. The Mediacom USA Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, beginning December 31, 2002. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on outstanding revolver loans is payable at either the eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating rate percentage ranging from 1.50% to 1.75%.

     On November 5, 1999, operating subsidiaries of Mediacom LLC entered into a $550.0 million senior secured credit facility, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement"). The revolving credit facility expires on June 30, 2008, and is subject to earlier expiration on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is due and payable on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount of the revolver. The Mediacom Midwest Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, beginning December 31, 2002. The Mediacom Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on the outstanding revolver loans is payable at either the eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating rate percentage ranging from 1.50% to 1.75%.

     On July 18, 2001, the operating subsidiaries of Mediacom Broadband LLC entered into a $1.4 billion senior secured credit facility, consisting of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan ("Mediacom Broadband Credit Agreement" and together with the Mediacom USA Credit Agreement and the Mediacom Midwest Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on March 31, 2010, and commitments under the revolving credit facility are subject to quarterly reductions beginning on December 31, 2004, ranging from 2.00% to 8.00% of the original commitment amount of the revolver. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. The Mediacom Broadband Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, beginning December 31, 2004. The Mediacom Broadband Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of available credit under the revolving credit facility. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Bank Credit Agreements require the Company to maintain compliance with certain financial covenants including, but not limited to, leverage, interest coverage and pro forma debt service coverage or debt service coverage ratios, as defined therein. The Bank Credit Agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restrictive payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Bank Credit Agreements as of December 31, 2001.

     The Mediacom USA Credit Agreement and the Mediacom Midwest Credit Agreement are secured by Mediacom LLC's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. The Mediacom Broadband Credit Agreement is secured by Mediacom Broadband LLC's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband LLC on a limited recourse basis to the extent of such ownership interests. At December 31, 2001, the Company had $1.1 billion of unused bank commitments under the Bank Credit Agreements, of which over $800.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements.

     The average interest rate on debt outstanding under the Bank Credit Agreements was 4.5% and 8.3% for the three months ended December 31, 2001 and December 31, 2000, respectively, before giving effect to the interest rate swap agreements discussed below.

     The Company uses interest rate swap agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of December 31, 2001, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $170.0 million is fixed at a weighted average swap rate of approximately 6.7%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2004, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, the Company does not anticipate nonperformance by the counterparties.

     The fair value of the swaps is the estimated amount that the Company would receive or pay to terminate the swaps, taking into account current interest rates and the current creditworthiness of the swap counterparties. At December 31, 2001, the Company would have paid approximately $10.1 million if the swaps were terminated, inclusive of accrued interest.

   Senior Notes

     On April 1, 1998, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a New York corporation, jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due on April 2008 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 8 1/2% Senior Notes as of December 31, 2001.

     On February 26, 1999, Mediacom LLC and Mediacom Capital Corporation jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 2011 (the "7 7/8% Senior Notes"). The 7 7/8% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 7 7/8% Senior Notes as of December 31, 2001.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On January 24, 2001, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013 (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers, and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 9 1/2% Senior Notes as of December 31, 2001.

     On June 29, 2001, Mediacom Broadband LLC and its wholly-owned subsidiary, Mediacom Broadband Corporation, a Delaware corporation, completed an offering of $400.0 million in aggregate principal amount of 11% senior notes due July 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of Mediacom Broadband, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions of incurrence of indebtedness, distributions, mergers and assets sales and has cross-default provisions related to other debt of Mediacom Broadband. Mediacom Broadband was in compliance with the indenture governing the 11% Senior Notes as of December 31, 2001.

   Convertible Senior Notes

     On June 27, 2001, the Company issued $172.5 million aggregate principal amount of 5 1/4% convertible senior notes ("Convertible Senior Notes") due July 2006. The Convertible Senior Notes are convertible at any time at the option of the holder into the Company's Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share. The conversion rate is subject to adjustment as specified in the indenture governing the Convertible Senior Notes. The Company may redeem the Convertible Senior Notes at 101.313% of par value from July 5, 2004 through June 30, 2005 and at par value thereafter.

   Fair Value and Debt Maturities

     The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the senior bank debt approximates the carrying value. The fair value at December 31, 2001 of the 8 1/2% Senior Notes, the 7 7/8% Senior Notes, the 9 1/2% Senior Notes and the 11% Senior Notes was approximately $206.0 million, $121.0 million, $523.0 million and $436.0 million, respectively. The fair value at December 31, 2001 of the Convertible Senior Notes was approximately $206.0 million.

     The stated maturities of all debt outstanding as of December 31, 2001 are as follows (dollars in thousands):

2002.............................................................    $      750
2003.............................................................         2,000
2004.............................................................        10,500
2005.............................................................        37,000
2006.............................................................       280,000
Thereafter ......................................................     2,467,750
                                                                     ----------
                                                                     $2,798,000
                                                                     ==========

(8)  Stockholders' Equity

     On February 9, 2000, MCC completed an initial public offering of 20.0 million shares of Class A common stock at $19.00 per share. The net proceeds, after underwriting discounts and other expenses of approximately $25.9 million, were $354.1 million. Immediately prior to the completion of the initial public offering, MCC issued 40,657,010 shares of Class A common stock and 29,342,990 shares of Class B common stock in exchange for all the outstanding membership interests in Mediacom LLC.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In May 2000, the Company announced that its Board of Directors had authorized a repurchase program pursuant to which MCC may purchase up to $50.0 million of its Class A common stock, in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During 2000, MCC repurchased 80,000 shares of its Class A common stock for an aggregate cost of $0.7 million at share prices ranging from $8.00 to $10.75 per share. MCC did not repurchase any shares of its Class A common stock during 2001.

     On June 27, 2001, MCC completed a public offering of 29.9 million shares of its Class A common stock at $15.22 per share. The net proceeds, after underwriting discounts and other expenses of approximately $22.2 million, were $432.9 million.

     The Company maintains Employee Stock Purchase Plans ("ESPP"). Under the plans, all employees are allowed to participate in the purchase of MCC's Class A Common Stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 35,000 and 24,000 in 2001 and 2000, respectively. The net proceeds to the Company were $0.5 million and $0.3 million in 2001 and 2000, respectively. Compensation was not recorded on the distribution of these shares in accordance with APB No. 25.

(9)  Income Tax

     Income tax expense relates to minimum state and local taxes and capital taxes that the Company is required to pay in certain jurisdictions. There is no income tax expense in 1999 since Mediacom LLC, the predecessor company to MCC, was a New York limited liability company and not subject to federal or state income taxes. At December 31, 2001, the Company had net operating loss carry-forwards of approximately $436.5 million which will expire in the years 2020 through 2021. The tax benefit of such operating loss carry-forwards will be credited to income when realization is considered more likely than not.

     The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

                                                            2001        2000
                                                          --------    --------
Tax benefit at the United States statutory rate........   $(66,201)   $(52,359)
Compensation due to issuance of stock..................         --      11,423
State taxes, net of federal tax benefit................        774         250
Other..................................................         --           5
Losses not benefited...................................     65,514      40,931
                                                          --------    --------
     Total income tax expense..........................   $     87    $    250
                                                          ========    ========

     The Company's net deferred tax liability consists of the following (dollars in thousands):

Deferred tax asset:                                         2001        2000
                                                          ---------   --------
     Deferred revenue..................................   $     587   $ 13,949
     Unrealized loss on marketable securities..........      11,527     11,698
     Reserves and other................................       6,254      2,306
     Net operating loss carry-forwards.................     174,591     40,931
                                                          ---------   --------
Gross tax assets.......................................     192,959     68,884
     Less: Valuation allowance.........................    (121,586)   (40,641)
                                                          ---------   --------
Deferred tax assets....................................      71,373     28,243
Deferred tax liabilities:
     Book over tax basis of depreciable assets.........      76,501     34,058
Deferred tax liability.................................      76,501     34,058
                                                          ---------   --------
Net deferred tax liability.............................   $   5,128   $  5,815
                                                          =========   ========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Related Party Transactions

     Prior to MCC's initial public offering in February 2000, separate management agreements between Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation, and each of Mediacom LLC's operating subsidiaries provided for Mediacom Management to be paid compensation for management services performed for the Company. In connection with an amendment to Mediacom LLC's operating agreement, Mediacom Management agreed to waive all management fees incurred from July 1, 1999 through November 19, 1999 by Mediacom LLC's operating subsidiaries in the amount of approximately $2.8 million. The amount waived is included in capital contributions in the consolidated balance sheets. Upon MCC's initial public offering in February 2000, all management agreements with Mediacom Management were terminated. The Company incurred management fees under the management agreements of Mediacom Management of approximately $0.6 million and $7.0 million (including the $2.8 million waived) for the years ended December 31, 2000 and 1999, respectively.

     Also in connection with this amendment to the operating agreement, the Company recorded a deferred stock expense in 1999 of approximately $25.1 million for which additional membership units of Mediacom LLC were issued to the sole owner of Mediacom Management (the "Manager"), who is the Chairman and Chief Executive Officer of MCC. This deferred expense represented the future benefit of reduced management fees. During 1999, the Company recorded a non-cash stock charge of approximately $0.6 million in its consolidated statements of operations for the amortization of the future benefit. The remaining balance of approximately $24.5 million was recognized as a non-cash stock charge relating to corporate expense during the year ended December 31, 2000 as a result of MCC's initial public offering and the termination of all management agreements with Mediacom Management. (See Note 15).

     Mediacom Management also agreed to waive its right to all future acquisition fees, including the $3.8 million fee related to certain 1999 acquisitions. Acquisition fees are included in other expenses in the consolidated statements of operations. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC.

     The law firm of one of the Company's directors performs various legal services for the Company. For the years ended December 31, 2001, 2000 and 1999, the Company paid approximately $3.4 million, $1.4 million and $0.8 million for services performed, respectively.

(11) Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a deferred arrangement pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such arrangement, eligible employees may contribute up to 15% of their current pre-tax compensation to the Plan. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $1.1 million, $0.6 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $4.7 million, $2.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2002.................................................................   $13,277
2003.................................................................     2,493
2004.................................................................     1,767
2005.................................................................     1,265
2006.................................................................     1,024

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $4.6 million, $3.0 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001, approximately $4.0 million of letters of credit were issued in favor of various parties to secure the Company's performance relating to insurance and franchise requirements and pole rentals.

   Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

(13) SoftNet

     As of December 31, 2000, deferred revenue resulting from the Company's receipt of shares of SoftNet Systems, Inc. common stock amounted to approximately $30.2 million, net of amortization taken. The Company recognized revenue of approximately $0.3 million, $2.5 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. As a result of the termination of the SoftNet Systems relationship in 2001, the Company recognized the remaining deferred revenue of approximately $29.9 million as other income in the consolidated statements of operations.

     For the years ended December 31, 2001 and 2000, relating to the decline in value of the Company's investment in SoftNet common stock that was deemed other than temporary, the Company recorded a non-cash charge of approximately $0.3 million and $28.5 million as a realized loss in other (income) expenses in its consolidated statements of operations.

(14) Employment Arrangements

     During 1999, the Company recorded a deferred non-cash stock expense of approximately $27.0 million relating to the grant of membership units of Mediacom LLC to certain members of management for past and future services. These units vest over five years and are subject to forfeiture penalties during the three year period between the date the membership units become vested and the date the employee leaves the Company. Upon MCC's initial public offering, all outstanding membership units were redeemed and converted to common shares of MCC. Forfeited shares will revert to the manager (as defined in Note 15). During 2000, forfeited shares valued at approximately $0.2 million were reverted to the manager. For the years ended December 31, 2001, 2000 and 1999, Mediacom LLC recorded a non-cash stock charge of approximately $2.9 million, $3.8 million and $14.8 million, respectively, in its consolidated statements of operations, relating to the vested and non-forfeitable shares or membership units. As of December 31, 2001 and 2000, the balance of approximately $5.3 million and $8.2 million, respectively, relating to the non-vested and forfeitable shares, was recorded as additional paid-in capital in the consolidated balance sheets and is being amortized as a non-cash stock expense over a period of five to eight years (See Note 15).

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Events Relating to Initial Public Offering

     Prior to MCC's initial public offering on February 9, 2000, additional membership interests were issued to all members of Mediacom LLC in accordance with a formula set forth in the amended and restated operating agreement, which was based upon a valuation of Mediacom LLC established at the time of the initial public offering. A provision in the operating agreement eliminated a certain portion of the special allocation of membership interests awarded to certain members of the management team based upon a valuation of Mediacom LLC. In connection with the removal of these specified special allocation provisions and the amendments to Mediacom LLC's management agreements with Mediacom Management effective November 19, 1999 (See Note 10), certain members of the management team were issued new membership interests in Mediacom LLC immediately prior to the initial public offering representing 16.5% of the aggregate equity value of Mediacom LLC. These newly issued membership interests were exchanged for shares of MCC Class B common stock immediately prior to the completion of the initial public offering.

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

     As a result of the initial public offering and the termination of the management agreements with Mediacom Management, a deferred non-cash stock expense of $24.5 million was recorded, relating to future benefits associated with a reduction of management fees under prior management agreements. This charge was recorded for the year ended December 31, 2000 as a non-cash stock charge relating to corporate expense in the consolidated statements of operations. Mediacom Management is wholly-owned by the Chairman and Chief Executive Officer of MCC who is also defined as the manager.

(16) Stock Options

     As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan for officers, directors and employees. Options granted under this plan have a ten year life and vest at various times over a five year period. Our Board of Directors authorized 9,000,000 shares of common stock to be granted as options under this plan. A maximum of 7,000,000 of these shares of common stock may be granted as incentive stock options. As of December 31, 2001, options for 3,789,120 shares (the "Employee Options") had been granted under the 1999 Stock Option Plan, consisting of 2,840,228 shares of Class A common stock and 948,892 shares of Class B common stock.

     In addition to the above stock option grants, immediately prior to the completion of the initial public offering, certain members of the management team received options to purchase 7,200,000 shares of Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom LLC. With the exception of such options held by the manager to purchase approximately 6,900,000 shares of common stock, such options: (i) vest over five years which vesting period is deemed to have commenced for these certain members of the management team on various dates prior to the initial public offering; and (ii) are subject to forfeiture penalties to the manager during the three year period between the date the options become vested and the date such member of the management team terminates employment with the Company. The options to purchase 6,900,000 shares of common stock held by the manager were fully vested upon completion of the initial public offering.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information concerning stock option activity for the years ended December 31, 2001 and 2000:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                      Shares      Price
                                                    ----------   --------
Outstanding at January 1, 2000..................            --        --
Granted.........................................    10,211,000    $18.93
Exercised.......................................            --        --
Forfeited.......................................      (303,990)    19.00
                                                    ----------    ------
Outstanding at December 31, 2000................     9,907,010    $18.93
Granted.........................................       778,120     17.24
Exercised.......................................        (2,700)    19.00
Forfeited.......................................      (173,835)    18.41
                                                    ----------    ------
Outstanding at December 31, 2001................    10,508,595    $18.81
                                                    ==========    ======

     The Company had options exercisable amounting to 8,497,496 and 8,187,041, with average prices of $18.98 and $19.00 at December 31, 2001 and 2000, respectively. The weighted average fair value of options granted was $8.61 and $10.13 for the years ended December 31, 2001, and 2000, respectively.

     MCC applied APB 25 in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS 123, requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The weighted average fair value of all of the Employee Options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 4.7% and 6.2% for the years ended December 31, 2001 and 2000, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation costs been recorded for the Employee Options under SFAS 123, MCC's net loss and basic and diluted loss per share would have been increased from the "as reported" amounts to the "pro forma" amounts as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2001           2000
                                                    ---------      ---------
                                                     (in thousands, except
                                                       per share amounts)
Net loss:
     As reported.................................   $(190,876)     $(149,847)
     Pro forma...................................   $(194,972)     $(159,499)
Basic and diluted loss per share:
     As reported.................................   $   (1.80)     $   (1.79)
     Pro forma...................................   $   (1.84)     $   (1.90)

     Excluded from the above pro forma calculation are the 7,200,000 additional stock options issued to certain members of the management team discussed above since these options were issued in exchange for consideration representing their fair value.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information concerning stock options outstanding as of December 31, 2001:

                                   Options Outstanding                  Options Exercisable
                        ------------------------------------------   -------------------------
                                              Weighted
                                              Average     Weighted       Number       Weighted
Range of                     Number          Remaining    Average    Exercisable at   Average
Exercise                 Outstanding at     Contractual   Exercise    December 31,    Exercise
Prices                  December 31, 2001      Life        Price          2001         Price
--------                -----------------   -----------   --------   --------------   --------
$7.00 to $12.00......          56,000       8.25 years     $ 7.54          11,200      $ 7.54
$12.01 to $18.00.....         713,185       9.25 years      17.06           7,000       16.18
$18.01 to $22.00.....       9,739,410       4.41 years      19.00       8,479,296       19.00
                           ----------       ----------                  ---------
                           10,508,595       4.76 years                  8,497,496
                           ==========       ==========                  =========

(17) Selected Quarterly Financial Data (Unaudited)

                                           First     Second      Third     Fourth
                                          Quarter    Quarter    Quarter    Quarter
                                          --------   --------   --------   --------
                                           (in thousands, except per share amounts)
2001
----
Revenues...........................       $ 90,334   $ 93,067   $192,937   $213,649
Operating loss.....................         (9,982)   (10,101)    (8,854)   (33,555)
Net loss before cumulative effect
 of accounting change..............         (2,935)   (32,718)   (65,262)   (88,319)
Net loss...........................         (4,577)   (32,718)   (65,262)   (88,319)
Basic and diluted loss per share
 before cumulative effect of
 accounting change.................          (0.03)     (0.35)     (0.50)     (0.74)
Basic and diluted loss per
 share(a)..........................          (0.05)     (0.35)     (0.54)     (0.74)
Weighted average common
 shares outstanding................         89,956     92,921    119,876    119,882

2000
----
Revenues...........................       $ 77,440   $ 82,595   $ 84,478   $ 87,537
Operating loss.....................        (30,757)    (5,425)    (5,665)    (8,771)
Net loss...........................        (54,226)   (18,708)   (22,965)   (53,948)
Basic and diluted loss per share...          (0.83)     (0.21)     (0.26)     (0.60)
Weighted average common
 shares outstanding................         65,223     89,974     89,936     89,944

(a) The sum of quarterly earnings may not equal total year earnings per share due to the effect of the Company's public offering of its shares of its common stock during 2001.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Subsequent Events

     On February 4, 2002, the Company filed a registration statement the SEC under which it may sell any combination of common and preferred stock, debt securities, warrants and subscription rights for a maximum aggregate amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002.

     During February 2002, the Company completed the transition of its high-speed Internet customers, which numbered over 112,000, to the Company's new, proprietary Mediacom Online(SM) high-speed Internet service, from the third-party provider Excite@Home. As part of the launch of Mediacom Online, the Company signed a multi-year agreement with AT&T Corp. ("AT&T") under which AT&T provides the Internet protocol network backbone and certain core Internet support functions for its new service.

                                                                     Schedule II

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                                             Additions
                                                    ----------------------------
                                      Balance at     Charged to     Charged to
                                     beginning of      costs           other                     Balance at
                                        period      and expenses   accounts/(1)/   Deductions   end of period
                                     ------------   ------------   -------------   ----------   -------------
December 31, 1999
   Allowance for doubtful accounts
     Current receivables .........      $  298         $2,775         $    --       $ 2,301        $   772
   Acquisition reserves/(1)/
     Accrued expenses ............      $4,120         $1,530         $    --       $    --        $ 5,650

December 31, 2000
   Allowance for doubtful accounts
     Current receivables .........      $  772         $4,292         $    --       $ 4,132        $   932
   Acquisition reserves/(1)/
     Accrued expenses ............      $5,650         $2,134         $    --       $ 2,402        $ 5,382

December 31, 2001
   Allowance for doubtful accounts
     Current receivables .........      $  932         $9,826         $ 2,557       $10,072        $ 3,243
   Acquisition reserves/(1)/
     Accrued expenses ............      $5,382         $   --         $42,156       $10,959        $36,579

----------
/(1)/ Additions were recorded in connection with purchase accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART IV
                                     -------

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

(b)  Exhibits

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number                        Exhibit Description
-------                       -------------------

2.1 Asset Purchase Agreement, dated April 29, 1999 between Mediacom LLC and Triax Midwest Associates, L.P./(1)/

2.2 Stock Purchase Agreement, dated May 25, 1999 among Mediacom LLC, Charles D. Zylstra, Kara M. Zylstra and Trusts created under the Will dated June 3, 1982 of Roger E. Zylstra, deceased, for the benefit of Charles D. Zylstra and Kara M. Zylstra/(2)/

2.3 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri)/(3)/

2.4 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia)/(3)/

2.5 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois)/(3)/

2.6 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois)/(3)/

3.1 Restated Certificate of Incorporation of Mediacom Communications Corporation/(4)/

3.2       By-laws of Mediacom Communications Corporation/(4)/

4.1       Form of certificate evidencing share of Class A common stock/(4)/

4.2 Indenture relating to 8 1/2% senior notes due 2008 of Mediacom LLC and Mediacom Capital Corporation/(5)/

4.3 Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation/(6)/

4.4 Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation/(3)/

4.5 Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation/(5)/

4.6       Indenture relating to 5.25% Convertible Senior Note due 2006/(7)/

10.1(a) Credit Agreement dated as of September 30, 1999 for the Mediacom USA Credit Facility /(4)/

10.1(b) Amendment No. 1 dated December 17, 1999 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders./(3)/

10.1(c) Amendment No. 2 dated February 4, 2000 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. /(3)/

10.2(a) Credit Agreement dated as of November 5, 1999 for the Mediacom Midwest Credit Facility/(4)/

10.2(b) Amendment No. 1 dated December 17, 1999 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders./(3)/

10.2(c) Amendment No. 2 dated February 4, 2000 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders./(3)/

10.3 Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband Subsidiary Credit Facility./(5)/

10.4*     1999 Stock Option Plan/(4)/

10.5* Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc./(4)/

10.6      1999 Employee Stock Purchase Plan/(4)/

10.7      Fifth Amended and Restated Operating Agreement of Mediacom LLC/(8)/

10.8      2001 Employee Stock Purchase Plan/(9)/

21.1      Subsidiaries of Mediacom Communications Corporation

23.1      Consent of Arthur Andersen LLP

(c)  Financial Statement Schedule

     None.

(d)  Reports on Form 8-K

     The Company filed the following report on Form 8-K during the three months ended December 31, 2001:

Date of Report     Date Report Filed with SEC             Items Reported
--------------     --------------------------             --------------
December 4, 2001   December 4, 2001             Item 5 - Other Events
                                                Item 7 - Financial Statements and Exhibits

----------
*    Compensatory plan

/(1)/ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

/(2)/ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

/(3)/ Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

/(4)/ Filed as an exhibit to the Registration Statement on Form S-1 (File No.
      333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

/(5)/ Filed as an exhibit to the Registration Statement on Form S-4 (File No.
      333-57285) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

/(6)/ Filed as an exhibit to the Registration Statement on Form S-4 (File No.
      333-85893) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

/(7)/ Filed as an exhibit to Amendment No. 1 of the Current Report on Form 8-K, dated June 22, 2001, of Mediacom Communications Corporation and incorporated herein by reference.

/(8)/ Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

/(9)/ Filed as an exhibit to the Registration Statement on Form S-8 (File No.
      333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Mediacom Communications Corporation


March 29, 2002                           By:   /S/ Rocco B. Commisso
                                             -----------------------------------
                                             Rocco B. Commisso
                                              Chairman and Chief
                                              Executive Officer

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

          Signature                                 Title                                Date
          ---------                                 -----                                ----


    /S/ Rocco B. Commisso          Chairman and Chief Executive Officer              March 29, 2002
--------------------------------    (principal executive officer)
      Rocco B. Commisso


     /S/ Mark E. Stephan           Senior Vice President, Chief Financial Officer,   March 29, 2002
--------------------------------    Treasurer and Director (principal financial
      Mark E. Stephan               officer and principal accounting officer)


   /S/ William S. Morris III       Director                                          March 29, 2002
--------------------------------
    William S. Morris III


     /S/ Craig S. Mitchell         Director                                          March 29, 2002
--------------------------------
       Craig S. Mitchell


  /S/ Thomas V. Reifenheiser       Director                                          March 29, 2002
--------------------------------
    Thomas V. Reifenheiser


    /S/ Natale S. Ricciardi        Director                                          March 29, 2002
--------------------------------
      Natale S. Ricciardi


    /S/ Robert L. Winikoff         Director                                          March 29, 2002
--------------------------------
      Robert L. Winikoff