Form 10-Q
period 2002-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2002-05-15
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

     As of March 31, 2002, there were 90,658,996 shares of Class A common stock and 29,282,990 shares of Class B common stock outstanding.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                     PART I
                                     ------

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets (unaudited) -
                March 31, 2002 and December 31, 2001...............................    1

             Consolidated Condensed Statements of Operations and
                Comprehensive Loss (unaudited) -
                Three Months Ended March 31, 2002 and 2001.........................    2

             Consolidated Condensed Statements of Cash Flows (unaudited) -
                Three Months Ended March 31, 2002 and 2001.........................    3

             Notes to Consolidated Condensed Financial Statements (unaudited)......    4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........................    8

Item 3.   Quantitative and Qualitative Disclosures about
             Market Risk...........................................................   14

                                     PART II
                                     -------

Item 6.   Exhibits and Reports on Form 8-K.........................................   15

                                   ----------

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                                  March 31,   December 31,
                                                                                    2002          2001
                                                                                 ----------   ------------
                                     ASSETS

Cash and cash equivalents                                                        $   16,779    $   15,307
Short-term investments                                                                8,000        48,000
Investments                                                                           4,413         4,070
Subscriber accounts receivable, net of allowance for doubtful accounts
   of $3,048 and $3,243, respectively                                                33,551        29,818
Prepaid expenses and other assets                                                    14,770        13,678
Investment in cable television systems:
   Inventory                                                                         52,219        53,676
   Property, plant and equipment, net of accumulated depreciation of
      $433,088 and $374,268, respectively                                         1,311,435     1,280,530
   Intangible assets, net of accumulated amortization of $261,190 and
      $250,288, respectively                                                      2,148,544     2,151,805
                                                                                 ----------    ----------
      Total investment in cable television systems                                3,512,198     3,486,011
   Other assets, net of accumulated amortization of $13,208 and
      $11,474, respectively                                                          50,354        52,163
                                                                                 ----------    ----------
      Total assets                                                               $3,640,065    $3,649,047
                                                                                 ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Debt                                                                          $2,864,000    $2,798,000
   Accounts payable and accrued expenses                                            254,122       292,193
   Deferred revenue                                                                  42,868        46,150
   Deferred income tax liability                                                      5,003         5,128
                                                                                 ----------    ----------
      Total liabilities                                                          $3,165,993    $3,141,471
                                                                                 ----------    ----------
STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
      90,658,996 and 90,539,380 shares issued and outstanding, as of March 31,
      2002 and December 31, 2001, respectively                                          906           905
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
      29,282,990 and 29,342,990 shares issued and outstanding as of March 31,
      2002 and December 31, 2001, respectively                                          293           293
   Additional paid in capital                                                       976,445       974,760
   Accumulated deficit                                                             (503,572)     (468,382)
                                                                                 ----------    ----------
      Total stockholders' equity                                                    474,072       507,576
                                                                                 ----------    ----------
      Total liabilities and stockholders' equity                                 $3,640,065    $3,649,047
                                                                                 ==========    ==========

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  (All amounts in 000's, except per share data)
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                 2002        2001
                                                               --------    --------
Revenues                                                       $219,547    $ 89,131

Costs and expenses:
   Service costs                                                 91,670      30,274
   Selling, general and administrative expenses                  40,979      15,170
   Corporate expenses                                             3,085       1,517
   Depreciation and amortization                                 70,858      50,957
   Non-cash stock charges relating to corporate expenses            958       1,195
                                                               --------    --------
Operating income (loss)                                          11,997      (9,982)

Interest expense, net                                            46,687      20,733
(Gain) loss on derivative instruments, net                       (2,569)      1,629
Other expenses (income)                                           3,044     (29,472)
                                                               --------    --------
Net loss before provision for income taxes                      (35,165)     (2,872)
Provision for income taxes                                           25          63
                                                               --------    --------
Net loss before cumulative effect of accounting change          (35,190)     (2,935)
Cumulative effect of accounting change, net of tax                   --      (1,642)
                                                               --------    --------
Net loss                                                       $(35,190)   $ (4,577)
Unrealized loss on investments                                       --        (686)
                                                               --------    --------
Comprehensive loss                                             $(35,190)   $ (5,263)
                                                               ========    ========
Basic and diluted loss per share:
   Before cumulative effect of accounting change                  (0.29)   $  (0.03)
   Cumulative effect of accounting change                            --       (0.02)
                                                               --------    --------
Loss per share                                                 $  (0.29)   $  (0.05)
                                                               ========    ========
Weighted average common shares outstanding                      119,892      89,956

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                   2002         2001
                                                                                ---------    ---------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                     $ (35,190)   $  (4,577)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                70,858       50,957
      (Gain) loss on derivative instruments, net                                   (2,569)       3,270
      Vesting of management stock                                                     958        1,195
      Deferred income taxes                                                          (125)          --
      Amortization of SoftNet revenue                                                  --         (287)
      Termination of SoftNet agreement                                                 --      (29,957)
      Other, net                                                                    1,610           --
      Changes in assets and liabilities, net of effects from acquisitions:
         Subscriber accounts receivable, net                                       (3,748)         316
         Prepaid expenses and other assets                                         (1,092)        (974)
         Accounts payable and accrued expenses                                    (35,851)       7,110
         Deferred revenue                                                          (3,282)      (1,018)
                                                                                ---------    ---------
            Net cash flows (used in) provided by operating activities              (8,431)      26,035
                                                                                ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                           (89,005)     (42,686)
   Acquisitions of cable television systems                                        (6,548)          --
   Other investment activities                                                     (1,072)        (808)
   Sale of short-term investments, net                                             40,000           --
                                                                                ---------    ---------
            Net cash flows used in investing activities                           (56,625)     (43,494)
                                                                                ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings                                                                 172,000      508,000
   Repayment of debt                                                             (106,000)    (470,000)
   Issuance of common stock in employee stock purchase plan
      and option exercises                                                            728          289
   Financing costs                                                                   (200)     (12,930)
                                                                                ---------    ---------
            Net cash flows provided by financing activities                        66,528       25,359
                                                                                ---------    ---------
              Net increase in cash and cash equivalents                             1,472        7,900

CASH AND CASH EQUIVALENTS, beginning of period                                     15,307        4,152
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                        $  16,779    $  12,052
                                                                                =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                     $  75,583    $  17,682
                                                                                =========    =========

    The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization

     Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable television systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2002, the Company had acquired and was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

     Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable television systems from AT&T Broadband, LLC ("AT&T Broadband") in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T cable systems"). The Company completed the acquisitions of the AT&T cable systems in June and July 2001.

(2)  Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Condensed Financial Statements

     The consolidated condensed financial statements as of March 31, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002. In accordance with EITF No. 01-09, the Company has revised its classification of distribution fees, received in exchange for carriage of programming services, from revenues to an offset to service costs in its consolidated condensed statements of operations and comprehensive loss. As a result, the Company has reclassified 2001 amounts to conform with the 2002 presentation.

   Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

   Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $35.9 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     The following table provides a reconciliation of the pro forma results of operations for the three months ended March 31, 2001 to the pro forma net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001 (dollars in thousands):

Reported pro forma net loss ......................................   $(45,576)
   Add back:  franchise cost amortization ........................     35,530
   Add back:  goodwill amortization ..............................        325
                                                                     --------
Adjusted pro forma net loss ......................................   $ (9,721)
                                                                     ========
Reported pro forma basic and diluted loss per share ..............   $   (.51)
   Add back:  franchise cost amortization ........................        .39
   Add back:  goodwill amortization ..............................        .01
                                                                     --------
Adjusted pro forma basic and diluted loss per share ..............   $   (.11)
                                                                     ========

     As of March 31, 2002, intangible assets subject to amortization principally consisted of subscriber lists, which are being amortized over five years and covenants not to compete, which are being amortized over three to seven years. As of March 31, 2002, the Company's amortizable intangible assets had a gross value of $223.0 million, with accumulated amortization of $103.2 million. The Company's estimated aggregate amortization expense for 2002 through 2006 is $43.6 million, $28.8 million, $15.8 million, $15.8 million and $15.8 million, respectively.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

(3)  Acquisitions

     The Company made acquisitions of cable systems in 2002 and 2001 to increase the number of customers and markets it serves. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of the acquired systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective date of acquisition. The results of operations of the acquired systems have been included with those of the Company since the dates of acquisition.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

   2002

     During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million. The purchase price has been preliminarily allocated to intangible assets. The cable systems serve communities contiguous with the Company's existing operations. These acquisitions were financed with borrowings under the Company's subsidiary credit facilities.

   2001

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband, for a purchase price of approximately $300.0 million. The purchase price has been preliminarily allocated as follows: approximately $82.2 million to property, plant and equipment and approximately $217.8 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offering of 29.9 million shares of Class A of common stock.

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, for an aggregate purchase price of approximately $1.77 billion. The purchase price has been preliminarily allocated as follows: approximately $478.9 million to property, plant and equipment and approximately $1.29 billion to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offerings of 29.9 million shares of Class A common stock and 5 1/4% convertible senior notes due 2006, the net proceeds of the 11% senior notes due 2013 and borrowings under the Company's subsidiary credit facilities.

     The opening balance sheet for the cable systems acquired in 2001 is as follows (dollars in thousands):

Accounts receivable ....................................   $    5,758
Intangible assets ......................................    1,551,188
Property, plant and equipment ..........................      562,646
Accrued expenses .......................................       (6,256)
                                                           ----------
   Total ...............................................   $2,113,336
                                                           ==========

     Summarized below are the pro forma unaudited results of operations for the quarter ended March 31, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001. Adjustments have been made to depreciation and amortization reflecting the fair value of the assets acquired and to interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (in thousands, except per share amounts):

Revenues ...............................................   $202,061
Operating loss .........................................    (22,921)
Net loss ...............................................    (45,576)
Basic and diluted loss per share .......................   $  (0.51)
Weighted average common shares outstanding .............     89,956

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(5)  Debt

     As of March 31, 2002 and December 31, 2001, debt consisted of:

                                                  March 31,   December 31,
                                                    2002         2001
                                                 ----------   ------------
                                                   (dollars in thousands)
Bank credit facilities .......................   $1,466,500    $1,400,500
8 1/2% senior notes ..........................      200,000       200,000
7 7/8% senior notes ..........................      125,000       125,000
9 1/2% senior notes ..........................      500,000       500,000
11% senior notes .............................      400,000       400,000
5 1/4% convertible senior notes ..............      172,500       172,500
                                                 ----------    ----------
                                                 $2,864,000    $2,798,000
                                                 ==========    ==========

     The average interest rate on outstanding debt under the bank credit facilities was 3.8% for the three months ended March 31, 2002 before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2002, the Company had unused credit commitments of approximately $1.0 billion under its bank credit facilities, of which about $695.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. The Company was in compliance with all debt covenants as of March 31, 2002.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $220.0 million is fixed at a weighted average rate of approximately 6.3%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

     The fair value of the exchange agreements is the estimated amount that the Company would receive or pay to terminate such interest rate agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At March 31, 2002, the Company would have paid approximately $7.5 million if the exchange agreements were terminated, inclusive of accrued interest.

(6)  SoftNet

     As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $0.3 million for the period ended January 31, 2001 and recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated condensed statements of operations in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated condensed financial statements as of and for the three months ended March 31, 2002 and 2001 and with the Company's annual report on Form 10-K for the year ended December 31, 2001.

Organization

     Mediacom Communications Corporation ("MCC") was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of its initial public offering, MCC issued shares of common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company, upon which Mediacom LLC became MCC's wholly-owned subsidiary. Mediacom LLC commenced operations in March 1996.

     Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC. Mediacom Broadband LLC's operating subsidiaries completed the acquisitions of the AT&T cable systems in June and July 2001.

Acquisitions

     The Company has significantly expanded its business through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company's historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. These acquisitions affect the comparability of the Company's historical results of operations.

   2002 Acquisitions

     During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million. These acquisitions were financed with borrowings under the Company's bank credit facilities. The cable systems serve communities contiguous with the Company's existing operations.

   2001 Acquisitions

     On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $300.0 million.

     On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.77 billion.

General

     The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber. Approximately 92.0% of the Company's revenues for the three months ended March 31, 2002 are attributable to monthly subscription fees charged to customers for the Company's core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, cable modem service, wire maintenance, equipment rental and services to commercial establishments provided by the Company's cable systems. The remaining 8.0% of revenue represents pay-per-view charges, installation and reconnection fees, late payment fees, advertising revenues and other ancillary revenues. Franchise fees charged to customers are included in their corresponding revenue category.

     The Company's operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services the Company has offered and significant increases in the rates charged for the programming services already carried on the Company's cable systems. Under the Federal Communication Commission's existing cable rate regulations, the Company's allowed to increase its rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions or other factors in the marketplace may limit the Company's ability to increase its rates. Selling, general and administrative expenses directly attributable to the Company's cable systems include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

     The high level of depreciation and amortization associated with the Company's acquisition activities and capital investment program, as well as the interest expense related to the Company's financing activities, have caused the Company to report net losses in its limited operating history. The Company believes that such net losses are common for cable television companies and anticipates that it will continue to incur net losses for the foreseeable future.

     Operating cash flow represents operating income (loss) before depreciation and amortization and non-cash stock charges relating to corporate expenses. Operating cash flow:

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

     Operating cash flow is included herein because the Company's management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. The Company's definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

     The following represents the Company's critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions.

   Property, Plant and Equipment

     The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the Company's review there has been no impairment of long-lived assets under SFAS 121.

   Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $35.9 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

Actual Results of Operations

     The following historical information includes the results of operations of the AT&T cable systems, only for that portion of the respective period that such cable television systems were owned by the Company.

     Revenues. Revenues increased 146.3% to $219.5 million for the three months ended March 31, 2002 as compared to $89.1 million for the three months ended March 31, 2001. Of the revenue increase of $130.4 million, approximately $122.4 million was attributable to the AT&T cable systems. Excluding the AT&T cable systems, revenues increased primarily due to basic rate increases associated with new programming introductions in the Company's core cable television services and to customer growth in the Company's digital cable and high-speed Internet access service.

     Service costs. Service costs increased 202.8% to $91.7 million for the three months ended March 31, 2002 as compared to $30.3 million for the three months ended March 31, 2001. Of the service cost increase of $61.4 million, $54.5 million was attributable to the AT&T cable systems. Service costs for the three months ended March 31, 2002 include $4.3 million of non-recurring incremental expenses related to the Company's transition to its Mediacom Online high-speed Internet access service. Excluding the AT&T cable systems and these non-recurring incremental costs, the service costs increased due to higher programming expenses, including rate increases by programming suppliers and the costs of new channel additions, and greater service costs associated with customer growth in the Company's high-speed Internet access service. As a percentage of revenues, service costs were 41.8% for the three months ended March 31, 2002, as compared with 34.0% for the three months ended March 31, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 170.1% to $41.0 million for the three months ended March 31, 2002 as compared to $15.2 million for the three months ended March 31, 2001. Of the selling, general and administrative expense increase of $25.8 million, approximately $24.1 million was attributable to the AT&T cable systems. Excluding the AT&T cable systems, these costs increased primarily as a result of higher employee and marketing expenses. As a percentage of revenues, selling, general and administrative expenses were 18.7% for the three months ended March 31, 2002 as compared with 16.8% for the three months ended March 31, 2001.

     Corporate expenses. Corporate expenses increased 103.4% to $3.1 million for the three months ended March 31, 2002 as compared to $1.5 million for the three months ended March 31, 2001. The increase was due to additional corporate employees and the related costs. As a percentage of revenues, corporate expenses were 1.4% for the three months ended March 31, 2002 as compared with 1.7% for the three months ended March 31, 2001.

     Depreciation and amortization. Depreciation and amortization increased 39.1% to $70.9 million for the three months ended March 31, 2002 as compared to $51.0 million for the three months ended March 31, 2001. This increase was due to the Company's purchase of the AT&T cable systems and capital expenditures associated with the upgrade of the Company's cable systems, partially offset by the impact of adopting SFAS 142, which reduced amortization expense by $35.5 million.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 19.8% to $1.0 million for the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. This charge represents vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 125.2% to $46.7 million for the three months ended March 31, 2002 as compared to $20.7 million for the three months ended March 31, 2001. This increase was due primarily to additional indebtedness resulting from the acquisitions of the AT&T cable systems, partially offset by declining interest rates on the Company's variable rate debt.

     (Gain) Loss on derivative instruments, net. Gain on derivative instruments, net, was $2.6 million for the three months ended March 31, 2002 as compared to loss on derivative instruments, net, of $1.6 million for the three months ended March 31, 2001 primarily due to the decrease in the time to maturity of the derivative instruments.

     Other expenses (income). Other expense was $3.0 million for the three months ended March 31, 2002 as compared to $29.5 million of other income for the three months ended March 31, 2001. Other expenses for the three months ended March 31, 2002 represented fees on unused credit commitments under the Company's bank credit facilities and amortization of deferred financing costs. Other income for the three months ended March 31, 2001 reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of the Company's contract with SoftNet.

     Net loss. Due to the factors described above, the Company generated a net loss of $35.2 million for the three months ended March 31, 2002 as compared to a net loss of $4.6 million for the three months ended March 31, 2001.

     Operating cash flow. Operating cash flow increased 98.8% to $83.8 million for the three months ended March 31, 2002 as compared to $42.2 million for the three months ended March 31, 2001. Operating cash flow reflected $4.3 million of non-recurring incremental costs related to the Company's transition to Mediacom Online. Of the operating cash flow increase of $45.9 million, excluding these non-recurring incremental costs, $45.2 million was attributable to the AT&T cable systems. Excluding these non-recurring expenses and the AT&T cable systems, operating cash flow increased primarily due to the increase in revenue resulting from customer growth in the Company's digital cable and high-speed Internet access services and basic rate increases in the Company's core cable television services, partially offset by the increases in programming and marketing expenses described above. As a percentage of revenues, operating cash flow was 38.2% for the three months ended March 31, 2002 as compared with 47.3% for the three months ended March 31, 2001.

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

   Investing Activities

     The Company's capital expenditures were $89.0 million for three months ended March 31, 2002. As of March 31, 2002, approximately 79% of the Company's cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 71% of the Company's homes passed were activated with two-way communications capability. As of March 31, 2002, the Company's digital cable service was available to approximately 1.4 million basic subscribers, and the Company's cable modem service was marketed to about 1.6 million homes passed by the Company's cable systems.

     The Company plans to continue its aggressive network upgrade program and expects that approximately 94% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 88% of the Company's homes passed will have two-way communications capability by year end 2002. To achieve these targets and to fund other requirements, including the infrastructure for the Company's high-speed Internet service, cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, the Company expects to invest between $410.0 million and $430.0 million in capital expenditures in 2002.

     On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for the Missouri systems was approximately $300.0 million.

     On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.77 billion.

     During the three months ended March 31, 2002, the Company completed acquisitions of cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million. The cable systems serve communities contiguous with the Company's existing operations.

   Financing Activities

     To finance the Company's acquisitions and network upgrade program and to provide liquidity for future capital needs the Company completed the undernoted financing arrangements.

     On January 24, 2001, the Company's direct and indirect subsidiaries, Mediacom LLC and Mediacom Capital Corporation, a New York corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's subsidiary credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

     On June 27, 2001, the Company completed a public offering of 29.9 million shares of its Class A common stock at $15.22 per share for total net proceeds of approximately $432.9 million. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of AT&T cable systems.

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

     On June 29, 2001, the Company's direct and indirect subsidiaries, Mediacom Broadband LLC and Mediacom Broadband Corporation, a Delaware corporation, completed an offering of $400.0 million of 11% senior notes due July 2013. Interest on the 11% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002. The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

     The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility which expires in September 2010. The operating subsidiaries of Mediacom LLC have two bank credit facilities, each in the amount of $550.0 million. These credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

     The Company has entered into interest rate exchange agreements, which expire from 2002 through 2007, to hedge $220.0 million of floating rate debt. Under the terms of all of the Company's interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, the Company does not anticipate their nonperformance.

     On February 4, 2002, the Company filed a registration statement with the SEC under which the Company may sell any combination of common and preferred stock, debt securities, warrants and subscription rights, for a maximum aggregate amount of $1.5 billion. The SEC declared this registration statement effective on February 13, 2002. The Company has not issued any securities under this registration statement.

     As of March 31, 2002, the Company's total debt was approximately $2.9 billion with about $1.0 billion of unused credit commitments under all of its credit facilities, of which about $695.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. On such date, about 56% of the Company's outstanding indebtedness was at fixed interest rates or subject to interest rate protection and the Company's weighted average cost of indebtedness, including the Company's interest rate exchange agreements, was approximately 6.7%. As of March 31, 2002, the Company was in compliance with all debt covenants.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service the Company's obligations and complete any future acquisitions. There can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

Cumulative Effect of Accounting Change

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". As a result, the Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The impact of adopting SFAS 142 was to reduce amortization expense by $35.9 million for the three months ended March 31, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets.". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission's existing cable rate regulations that the Company may increase rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit the Company's ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of March 31 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $220.0 million is fixed at a weighted average rate of approximately 6.3%, plus the average applicable margin over the Eurodollar Rate option under the Company's bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At March 31, 2002, the Company would have paid approximately $7.5 million if it terminated the interest rate exchange agreements, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 5 to the Company's consolidated condensed financial statements.

                                     Expected Maturity
                   ----------------------------------------------------------
                        (All dollar amounts in thousands)
                    2002    2003      2004      2005      2006     Thereafter      Total     Fair Value
                   -----   ------   -------   -------   --------   ----------   ----------   ----------
Fixed rate         $  --   $   --   $    --   $    --   $     --   $  200,000   $  200,000   $  203,000

Weighted average
  interest rate      8.5%     8.5%      8.5%      8.5%       8.5%         8.5%         8.5%

Fixed rate         $  --   $   --   $    --   $    --   $     --   $  125,000   $  125,000   $  120,000

Weighted average
  interest rate      7.9%     7.9%      7.9%      7.9%       7.9%         7.9%         7.9%

Fixed rate         $  --   $   --   $    --   $    --   $     --   $  500,000   $  500,000   $  532,000

Weighted average
  interest rate      9.5%     9.5%      9.5%      9.5%       9.5%         9.5%         9.5%

Fixed rate         $  --   $   --   $    --   $    --   $     --   $  400,000   $  400,000   $  443,000

Weighted average
  interest rate     11.0%    11.0%     11.0%     11.0%      11.0%        11.0%        11.0%

Fixed rate         $  --   $   --   $    --   $    --   $172,500   $       --   $  172,500   $  174,000

Weighted average
  interest rate      5.3%     5.3%      5.3%      5.3%       5.3%         5.3%         5.3%

Variable rate      $ 750   $2,000   $10,500   $37,000   $173,500   $1,242,750   $1,466,500   $1,466,500

Weighted average
  interest rate      3.8%     3.8%      3.8%      3.8%       3.8%         3.8%         3.8%

                                     PART II
                                     -------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Mediacom Communications Corporation


May 15, 2002                           By:   /s/ Mark E. Stephan
                                             -----------------------------------
                                             Mark E. Stephan
                                               Senior Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Principal Financial
                                               Officer