Form 10-Q
period 2002-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2002-08-14
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                    FORM 10-Q
                                ________________

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                                             Yes    X             No ____
                                                  -----

     As of June 30, 2002, there were 90,659,096 shares of Class A common stock and 29,282,990 shares of Class B common stock outstanding.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


                                     PART I
                                     ------

                                                                                                    Page
                                                                                                    ----
Item 1.      Financial Statements

               Consolidated Balance Sheets (unaudited) -
                  June 30, 2002 and December 31, 2001..............................................    1

               Consolidated Statements of Operations and Comprehensive Loss (unaudited) -
                  Three and Six Months Ended June 30, 2002 and 2001................................    2

               Consolidated Statements of Cash Flows (unaudited) -
                  Six Months Ended June 30, 2002 and 2001..........................................    3

               Notes to Consolidated Financial Statements (unaudited)..............................    4

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................................    9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................   18


                                     PART II
                                     -------

Item 4.      Submission of Matters to a Vote of Security Holders...................................   19

Item 6.      Exhibits and Reports on Form 8-K......................................................   19


                            ________________________


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

                                     PART I
                                     ------

ITEM 1.       FINANCIAL STATEMENTS

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                           June 30,     December 31,
                                                                             2002            2001
                                                                         -----------    -----------
                                     ASSETS

Cash and cash equivalents                                                $    44,831    $    63,307
Investments                                                                    4,070          4,070
Subscriber accounts receivable, net of allowance for doubtful accounts
  of $3,442 and $3,243, respectively                                          38,104         29,818
Prepaid expenses and other assets                                             15,253         13,678
Investment in cable television systems:
  Inventory                                                                   31,428         53,676
  Property, plant and equipment, net of accumulated depreciation of
    $495,612 and $374,268, respectively                                    1,359,616      1,280,530
  Intangible assets, net of accumulated amortization of $272,192 and
    $250,288, respectively                                                 2,138,338      2,151,805
                                                                         -----------    -----------
    Total investment in cable television systems                           3,529,382      3,486,011
Other assets, net of accumulated amortization of $15,023 and
  $11,474, respectively                                                       48,572         52,163
                                                                         -----------    -----------
    Total assets                                                         $ 3,680,212    $ 3,649,047
                                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Debt                                                                   $ 2,900,000    $ 2,798,000
  Accounts payable and accrued expenses                                      292,329        292,193
  Deferred revenue                                                            45,915         46,150
  Deferred income tax liability                                                4,878          5,128
                                                                         -----------    -----------
    Total liabilities                                                    $ 3,243,122    $ 3,141,471
                                                                         -----------    -----------
STOCKHOLDERS' EQUITY
  Class A common stock, $.01 par value; 300,000,000 shares authorized;
    90,659,096 and 90,539,380 shares issued and outstanding, as of
    June 30, 2002 and December 31, 2001, respectively                            906            905
  Class B common stock, $.01 par value; 100,000,000 shares authorized;
    29,282,990 and 29,342,990 shares issued and outstanding as of
    June 30, 2002 and December 31, 2001, respectively                            293            293
  Additional paid in capital                                                 976,950        974,760
  Accumulated deficit                                                       (541,059)      (468,382)
                                                                         -----------    -----------
    Total stockholders' equity                                               437,090        507,576
                                                                         -----------    -----------
    Total liabilities and stockholders' equity                           $ 3,680,212    $ 3,649,047
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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  (All amounts in 000's, except per share data)
                                   (Unaudited)

                                           Three Months Ended June 30, Six Months Ended June 30,
                                           --------------------------  ------------------------
                                                2002         2001         2002         2001
                                             ---------    ---------    ---------    ---------
Revenues                                     $ 230,792    $  91,864    $ 450,339    $ 180,995

Costs and expenses:
  Service costs                                 89,082       31,370      180,752       61,644
  Selling, general and administrative
    expenses                                    42,617       14,834       83,596       30,004
  Corporate expenses                             3,159        1,950        6,244        3,467
  Depreciation and amortization                 81,707       53,123      152,565      104,080
  Non-cash stock charges relating to
    corporate expenses                             505          688        1,463        1,883
                                             ---------    ---------    ---------    ---------
Operating income (loss)                         13,722      (10,101)      25,719      (20,083)

Interest expense, net                           46,599       22,426       93,286       43,159
Loss (gain) on derivative instruments, net       1,716         (232)        (853)       1,397
Other expenses (income)                          2,869          361        5,913      (29,111)
                                             ---------    ---------    ---------    ---------

Net loss before provision for income taxes     (37,462)     (32,656)     (72,627)     (35,528)
Provision for income taxes                          25           62           50          125
                                             ---------    ---------    ---------    ---------

Net loss before cumulative effect
  of accounting change                         (37,487)     (32,718)     (72,677)     (35,653)
Cumulative effect of accounting change,
  net of tax                                        --           --           --       (1,642)
                                             ---------    ---------    ---------    ---------
Net loss                                     $ (37,487)   $ (32,718)   $ (72,677)   $ (37,295)
Unrealized gain on investments                      --        1,012           --          326
                                             ---------    ---------    ---------    ---------
Comprehensive loss                           $ (37,487)   $ (31,706)   $ (72,677)   $ (36,969)
                                             =========    =========    =========    =========
Basic and diluted loss per share:
  Before cumulative effect of
    accounting change                        $   (0.31)   $   (0.35)   $   (0.61)   $   (0.39)
  Cumulative effect of accounting
    change                                          --           --           --        (0.02)
                                             ---------    ---------    ---------    ---------
Loss per share                               $   (0.31)   $   (0.35)   $   (0.61)   $   (0.41)
                                             =========    =========    =========    =========
Weighted average common shares
  outstanding                                  119,942       92,921      119,917       91,447

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                            --------------------------
                                                                                 2002           2001
                                                                            -----------    -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net loss                                                                   $   (72,677)   $   (37,295)
 Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization                                              152,565        101,953
     (Gain) loss on derivative instruments, net                                    (853)         1,397
     Vesting of management stock                                                  1,463          1,883
     Deferred income taxes                                                         (250)            --
     Amortization of SoftNet revenue                                                 --           (287)
     Termination of SoftNet agreement                                                --        (29,957)
     Amortization of deferred financing costs                                     3,262          2,127
     Cumulative effect of accounting change, net of tax                              --          1,642
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable, net                                       (8,301)           828
       Prepaid expenses and other assets                                         (1,575)        (4,487)
       Accounts payable and accrued expenses                                        983         14,997
       Deferred revenue                                                            (235)          (121)
                                                                            -----------    -----------
         Net cash flows provided by operating activities                         74,382         52,680
                                                                            -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Capital expenditures                                                          (186,928)      (108,497)
 Cash deposited in escrow                                                            --       (418,667)
 Acquisitions of cable television systems                                        (6,548)      (308,116)
 Other investment activities                                                     (1,868)          (936)
 Sale of short-term investments, net                                                 --       (264,924)
                                                                            -----------    -----------
         Net cash flows used in investing activities                           (195,344)    (1,101,140)
                                                                            -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 New borrowings                                                                 227,000      1,119,500
 Repayment of debt                                                             (125,000)      (471,000)
 Net proceeds from sale of Class A common stock                                      --        433,019
 Proceeds from issuance of common stock in employee stock purchase
   plan and options exercised                                                       728            340
 Financing costs                                                                   (242)       (29,390)
                                                                            -----------    -----------
         Net cash flows provided by financing activities                        102,486      1,052,469
                                                                            -----------    -----------
         Net (decrease) increase in cash and cash equivalents                   (18,476)         4,009

CASH AND CASH EQUIVALENTS, beginning of period                                   63,307          4,152
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                    $    44,831    $     8,161
                                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                   $   101,764    $    30,500
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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization

     Mediacom Communications Corporation ("MCC,") and collectively with its direct and indirect subsidiaries, the ("Company") is involved in the acquisition and development of cable television systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of June 30, 2002, the Company had acquired and was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

(2)  Statement of Accounting Presentation and Other Information

   Basis of Preparation of Consolidated Financial Statements

     The consolidated financial statements as of June 30, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company's accounting policies, the interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002. In accordance with EITF No. 01-09, the Company has revised its classification of distribution fees, received in exchange for carriage of programming services, from revenues to an offset to service costs in its consolidated statements of operations and comprehensive loss. As a result, the Company has reclassified 2001 amounts to conform with the 2002 presentation.

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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, which are required to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $72.9 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     The following table provides a reconciliation of the pro forma results of operations for the six months ended June 30, 2001 to the pro forma net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001 (dollars in thousands):

     Reported pro forma net loss..............................   $  (114,674)
       Add back:  franchise cost amortization.................        72,261
       Add back:  goodwill amortization.......................           650
                                                                 -----------
     Adjusted pro forma net loss..............................   $   (41,763)
                                                                 ===========
     Reported pro forma basic and diluted loss per share......   $     (1.25)
       Add back:  franchise cost amortization.................           .79
       Add back:  goodwill amortization.......................           .01
                                                                 -----------
     Adjusted pro forma basic and diluted loss per share......   $     (.45)
                                                                 ===========

     As of June 30, 2002, intangible assets subject to amortization principally consisted of subscriber lists, which are being amortized over five years, and covenants not to compete, which are being amortized over three to seven years. As of June 30, 2002, these amortizable intangible assets had a gross value of $223.3 million, with accumulated amortization of $114.2 million. The Company's estimated aggregate amortization expense for the remainder of 2002 through 2006 is $21.9 million, $37.1 million, $16.7 million, $16.7 million and $16.7 million, respectively.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

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

   2001

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband, for a purchase price of approximately $300.0 million. The purchase price has been preliminarily allocated as follows: approximately $82.2 million to property, plant and equipment and approximately $217.8 million to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offering of 29.9 million shares of its Class A common stock.

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, for an aggregate purchase price of approximately $1.77 billion. The purchase price has been preliminarily allocated as follows: approximately $478.9 million to property, plant and equipment and approximately $1.29 billion to intangible assets. Such allocations are subject to adjustments based upon the final appraisal information received by the Company. This acquisition was financed with a portion of the net proceeds from the Company's public offerings of 29.9 million shares of its Class A common stock and its 5 1/4% convertible senior notes due 2006, the net proceeds of its 11% senior notes due 2013 and borrowings under the Company's subsidiary credit facilities.

     The opening balance sheet for the cable systems acquired in 2001 is as follows (dollars in thousands):

     Accounts receivable....................................   $     5,758
     Intangible assets......................................      1,551,188
     Property, plant and equipment..........................        562,646
     Accrued expenses.......................................         (6,256)
                                                               ------------
         Total..............................................   $  2,113,336
                                                               ============

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Summarized below are the pro forma unaudited results of operations for the six months ended June 30, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001. Adjustments have been made to depreciation and amortization, reflecting the fair value of the assets acquired, and to interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed at the beginning of the period presented or which may be obtained in the future (in thousands, except per share amounts):

     Revenues................................................    $    410,986
     Operating loss..........................................         (41,767)
     Net loss................................................        (114,674)
     Basic and diluted loss per share........................    $      (1.25)
     Weighted average common shares outstanding..............          91,447


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

(5)  Debt

     As of June 30, 2002 and December 31, 2001, debt consisted of:

                                     June 30,      December 31,
                                       2002           2001
                                    ----------     ----------
                                     (dollars in thousands)

Bank credit facilities              $1,502,500     $1,400,500
8 1/2% senior notes                    200,000        200,000
7 7/8% senior notes                    125,000        125,000
9 1/2% senior notes                    500,000        500,000
11% senior notes                       400,000        400,000
5 1/4% convertible senior notes        172,500        172,500
                                    ----------     ----------
                                    $2,900,000     $2,798,000
                                    ==========     ==========


     The average interest rate on outstanding debt under the bank credit facilities was 3.7% for the three months ended June 30, 2002 before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2002, the Company had unused credit commitments of approximately $990.5 million under its bank credit facilities, of which about $794.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. The Company was in compliance with all debt covenants as of June 30, 2002.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $320.0 million is fixed at a weighted average rate of approximately 5.5%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At June 30, 2002, the Company would have paid approximately $9.2 million if the exchange agreements were terminated, inclusive of accrued interest.

(6)  SoftNet

     As of January 31, 2001, the Company formally terminated its relationship with SoftNet in all material respects. The Company recognized revenue of approximately $0.3 million for the period ended January 31, 2001 and recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's consolidated financial statements as of and for the three and six months ended June 30, 2002 and 2001 and with the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

General

     The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber. Approximately 89.2% of the Company's revenues for the six months ended June 30, 2002 are attributable to video revenues from monthly subscription fees charged to customers for the Company's core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues from cable modem service and advertising revenues represent 6.8% and 4.0% of revenues, respectively. Franchise fees charged to customers are included in their corresponding revenue category.

     The Company's operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to increases in the number of programming services the Company has offered and significant increases in the rates charged for the programming services already carried on the Company's cable systems. Under the Federal Communication Commission's existing cable rate regulations, the Company's allowed to increase its rates for cable television services to more than cover any increases in the programming costs. However, competitive conditions or other factors in the marketplace may limit the Company's ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

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

   Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies," the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

   Impairment of Long-Lived Assets

     The Company follows the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Based on the Company's review, there has been no impairment of long-lived assets under SFAS 121.

   Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require assets to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $72.9 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

Actual Results of Operations

     The following historical information includes the results of operations of the AT&T cable systems, acquired in June and July 2001, only for that portion of the respective period that such cable television systems were owned by the Company.

     Basic subscribers were 1,585,000 at June 30, 2002, as compared to 868,000 at June 30, 2001, which included 94,000 basic subscribers in Missouri acquired on June 29, 2001 (the "Missouri systems") as part of the AT&T cable systems. Excluding the AT&T cable systems, basic subscribers declined to 752,000 at June 30, 2002 from 774,000 at June 30, 2001. The Company acquired 3,000 basic subscribers during the first quarter of 2002.

     Digital customers were 329,000 at June 30, 2002, as compared to 86,000 at June 30, 2001, which included 20,000 digital customers in the Missouri systems. Excluding the AT&T cable systems, digital customers increased to 102,000 at June 30, 2002 from 66,000 at June 30, 2001.

     Data customers were 145,000 at June 30, 2002, as compared to 31,000 at June 30, 2001, which included 10,000 data customers in the Missouri systems. Excluding the AT&T cable systems, data customers increased to 56,000 at June 30, 2002 from 21,000 at June 30, 2001.

   Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues. Revenues increased by 151.2% to $230.8 million for the three months ended June 30, 2002, as compared to $91.9 million for the three months ended June 30, 2001. Of the revenue increase of $138.9 million, $117.1 million was attributable to the acquisitions of the AT&T cable systems. Revenues by service offering are as follows (dollars in millions):


                         Three Months Ended June 30,
                --------------------------------------------
                        2002                    2001
                --------------------    --------------------
                               % of                   % of
                Amount      Revenues    Amount      Revenues
                ------      --------    ------      --------
Video ......... $204.4        88.6%     $ 88.8        96.6%
Data ..........   16.6         7.2%        2.0         2.2%
Advertising ...    9.8         4.2%        1.1         1.2%
                ------      ------      ------      ------
                $230.8       100.0%     $ 91.9       100.0%
                ======      ======      ======      ======


     Video revenues increased by 130.2% to $204.4 million for the three months ended June 30, 2002, as compared to $88.8 million for the three months ended June 30, 2001. Of the video revenue increase of $115.6 million, $102.4 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of the AT&T cable systems acquisitions, video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company's digital cable services.

     Data revenues increased to $16.6 million for the three months ended June 30, 2002, as compared to $2.0 million for the three months ended June 30, 2001. Of the data revenue increase of $14.6 million, $6.8 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of the AT&T cable systems acquisitions, data revenues increased primarily due to customer growth in the Company's high-speed Internet access service.

     Advertising revenues increased to $9.8 million for the three months ended June 30, 2002, as compared to $1.1 million for the three months ended June 30, 2001. Of the advertising revenue increase of $8.7 million, $7.9 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of the AT&T cable systems acquisitions, advertising revenues increased due to greater advertising capacity resulting from new channel additions.

     Service costs. Service costs increased 184.0% to $89.1 million for the three months ended June 30, 2002, as compared to $31.4 million for the three months ended June 30, 2001. Service costs increased due to the acquisitions of the AT&T cable systems, higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions, and greater service costs associated with customer growth in the Company's digital cable and high-speed Internet access services. As a percentage of revenues, service costs were 38.6% for the three months ended June 30, 2002, as compared with 34.1% for the three months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 187.3% to $42.6 million for the three months ended June 30, 2002, as compared to $14.8 million for the three months ended June 30, 2001. Selling, general and administrative expenses increased primarily as a result of the acquisitions of the AT&T cable systems, and higher marketing expenses and taxes. As a percentage of revenues, selling, general and administrative expenses were 18.5% for the three months ended June 30, 2002 as compared with 16.1% for the three months ended June 30, 2001.

     Corporate expenses. Corporate expenses increased 62.0% to $3.2 million for the three months ended June 30, 2002, as compared to $2.0 million for the three months ended June 30, 2001. This was principally due to an increase in corporate employees and their related costs. As a percentage of revenues, corporate expenses were 1.4% for the three months ended June 30, 2002 as compared with 2.1% for the three months ended June 30, 2001.

     Depreciation and amortization. Depreciation and amortization increased 53.8% to $81.7 million for the three months ended June 30, 2002, as compared to $53.1 million for the three months ended June 30, 2001. This was due to the Company's purchase of the AT&T cable systems and capital expenditures associated with the upgrade of the Company's cable systems, partially offset by the impact of adopting SFAS 142, which reduced amortization expense by $36.5 million during the three months ended June 30, 2002.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 26.6% to $0.5 million for the three months ended June 30, 2002, as compared to $0.7 million for the three months ended June 30, 2001. This charge represents vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 107.8% to $46.6 million for the three months ended June 30, 2002 as compared to $22.4 million for the three months ended June 30, 2001. This was due primarily to additional indebtedness resulting from the acquisitions of the AT&T cable systems, partially offset by lower interest rates on the Company's variable rate debt.

     Loss (gain) on derivative instruments, net. Loss on derivative instruments, net, was $1.7 million for the three months ended June 30, 2002, as compared to a gain on derivative instruments, net, of $0.2 million for the three months ended June 30, 2001 primarily due to declining interest rates.

     Other expenses (income). Other expenses were $2.9 million for the three months ended June 30, 2002, as compared to $0.4 million for the three months ended June 30, 2001. This was due primarily to commitment fees for the new bank credit facility related to the Company's acquisitions of the AT&T cable systems and amortization of deferred financing costs.

     Net loss. Due to the factors described above, the Company generated a net loss of $37.5 million for the three months ended June 30, 2002 as compared to a net loss of $32.7 million for the three months ended June 30, 2001.

     Operating cash flow. Operating cash flow increased 119.5% to $95.9 million for the three months ended June 30, 2002, as compared to $43.7 million for the three months ended June 30, 2001. Operating cash flow increased primarily due to the acquisitions of the AT&T cable systems, basic rate increases in the Company's video services and the increase in revenue resulting from customer growth in the Company's digital cable and high-speed Internet access services, partially offset by increases in programming and selling, general and administrative expenses. As a percentage of revenues, operating cash flow was 41.6% for the three months ended June 30, 2002 as compared with 47.6% for the three months ended June 30, 2001. The decrease was primarily due to the acquisitions of the AT&T cable systems, which had lower operating cash flow margins than the Company's other cable systems. The lower operating cash flow margins for the AT&T cable systems were primarily due to their higher programming costs as a percentage of revenues.

   Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenues. Revenues increased by 148.8% to $450.3 million for the six months ended June 30, 2002, as compared to $181.0 million for the six months ended June 30, 2001. Of the revenue increase of $269.3 million, $230.0 million was attributable to the acquisitions of the AT&T cable systems. Revenues by service offering are as follows (dollars in millions):

                          Six Months Ended June 30,
                ------------------------------------------
                        2002                   2001
                -------------------     ------------------
                             % of                   % of
                Amount     Revenues     Amount    Revenues
                ------     --------     ------    --------
Video ........  $401.9        89.2%     $175.0        96.7%
Data .........    30.4         6.8%        3.8         2.1%
Advertising ..    18.0         4.0%        2.2         1.2%
                ------      ------      ------      ------
                $450.3       100.0%     $181.0       100.0%
                ======      ======      ======      ======


     Video revenues increased by 129.7% to $401.9 million for the six months ended June 30, 2002, as compared to $175.0 million for the six months ended June 30, 2001. Of the video revenue increase of $226.9 million, $203.2 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of the AT&T cable systems acquisitions, video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company's digital cable services.

     Data revenues increased to $30.4 million for the six months ended June 30, 2002, as compared to $3.8 million for the six months ended June 30, 2001. Of the data revenue increase of $26.6 million, $12.4 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of the AT&T cable systems acquisitions, data revenues increased primarily due to customer growth in the Company's high-speed Internet access service.

     Advertising revenues increased to $18.0 million for the six months ended June 30, 2002, as compared to $2.2 million for the six months ended June 30, 2001. Of the advertising revenue increase of $15.8 million, $14.4 million was attributable to the acquisitions of the AT&T cable systems. Excluding effects of the AT&T cable systems acquisitions, advertising revenues increased due to greater advertising capacity resulting from new channel additions.

     Service costs. Service costs increased 193.2% to $180.8 million for the six months ended June 30, 2002, as compared to $61.6 million for the six months ended June 30, 2001. Service costs increased due to the acquisitions of the AT&T cable systems, higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, greater service costs associated with customer growth in the Company's digital cable and high-speed Internet access services and non-recurring incremental costs of $4.3 million related to the Company's high-speed Internet transition completed in February 2002. As a percentage of revenues, service costs were 40.1% for the six months ended June 30, 2002, as compared with 34.1% for the six months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 178.6% to $83.6 million for the six months ended June 30, 2002, as compared to $30.0 million for the six months ended June 30, 2001. Selling, general and administrative expenses increased primarily as a result of the acquisitions of the AT&T cable systems, and higher marketing expenses and taxes. As a percentage of revenues, selling, general and administrative expenses were 18.6% for the six months ended June 30, 2002 as compared with 16.6% for the six months ended June 30, 2001.

     Corporate expenses. Corporate expenses increased 80.1% to $6.2 million for the six months ended June 30, 2002, as compared to $3.5 million for the six months ended June 30, 2001. This was principally due to an increase in corporate employees and their related costs. As a percentage of revenues, corporate expenses were 1.4% for the six months ended June 30, 2002 as compared with 1.9% for the six months ended June 30, 2001.

     Depreciation and amortization. Depreciation and amortization increased 46.6% to $152.6 million for the six months ended June 30, 2002, as compared to $104.1 million for the six months ended June 30, 2001. This increase was due to the Company's purchase of the AT&T cable systems and capital expenditures associated with the upgrade of the Company's cable systems, partially offset by the impact of adopting SFAS 142, which reduced amortization expense by $72.9 million during the six months ended June 30, 2002.

     Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses decreased 22.3% to $1.5 million for the six months ended June 30, 2002, as compared to $1.9 million for the six months ended June 30, 2001. This charge represents vesting in equity interests granted to certain members of MCC's management team in 1999.

     Interest expense, net. Interest expense, net, increased 116.1% to $93.3 million for the six months ended June 30, 2002 as compared to $43.2 million for the six months ended June 30, 2001. This was due primarily to additional indebtedness resulting from the acquisitions of the AT&T cable systems, partially offset by lower interest rates on the Company's variable rate debt.

     Loss (gain) on derivative instruments, net. Gain on derivative instruments, net, was $0.9 million for the six months ended June 30, 2002, as compared to loss on derivative instruments, net, of $1.4 million for the six months ended June 30, 2001 primarily due to the decrease in the time to maturity of the Company's derivative instruments.

     Other expenses (income). Other expenses were $5.9 million for the six months ended June 30, 2002, as compared to $29.1 million of other income for the six months ended June 30, 2001. Other expenses represented fees on unused credit commitments under the Company's bank credit facilities, including the new credit arrangement for the acquisition of the AT&T cable systems, and amortization of deferred financing costs. Other income reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of the Company's contract with SoftNet.

     Net loss. Due to the factors described above, the Company generated a net loss of $72.7 million for the six months ended June 30, 2002 as compared to a net loss of $37.3 million for the six months ended June 30, 2001.

     Operating cash flow. Operating cash flow increased 109.3% to $179.7 million for the six months ended June 30, 2002, as compared to $85.9 million for the six months ended June 30, 2001. Operating cash flow increased primarily due to the acquisitions of the AT&T cable systems, basic rate increases in the Company's video services and the increase in revenue resulting from customer growth in the Company's digital cable and high-speed Internet access services, partially offset by increases in programming and selling, general and administrative expenses and the non-recurring incremental costs related to the Company's high-speed Internet transition. As a percentage of revenues, operating cash flow was 39.9% for the six months ended June 30, 2002 as compared with 47.4% for the six months ended June 30, 2001. The decrease was primarily due to the acquisitions of the AT&T cable systems, which had lower operating cash flow margins than the Company's other cable systems and the non-recurring incremental costs related to the Company's high-speed Internet transition. The lower operating cash flow margins for the AT&T cable systems were primarily due to their higher programming costs as a percentage of revenue.

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

   Investing Activities

     The Company's capital expenditures were $186.9 million for six months ended June 30, 2002. As of June 30, 2002, approximately 85% of the Company's cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 78% of the Company's homes passed were activated with two-way communications capability. As of June 30, 2002, the Company's digital cable service was available to approximately 1.5 million basic subscribers, and the Company's cable modem service was marketed to about 1.9 million homes passed by the Company's cable systems.

     The Company plans to continue its aggressive network upgrade program and expects that approximately 94% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 88% of the Company's homes passed will have two-way communications capability by year end 2002. To achieve these targets and to fund other requirements, including the infrastructure for the Company's high-speed Internet service, cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network repair and maintenance, the Company expects to invest between $390.0 million and $410.0 million in capital expenditures in 2002. This represents a reduction of $20.0 million to previous guidance due to enhanced labor productivity, discounts on material and equipment prices and an anticipated reduction in the purchase of customer premise equipment.

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

     On January 24, 2001, the Company's direct and indirect subsidiaries, Mediacom LLC and Mediacom Capital Corporation, a New York corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on 9 1/2% senior notes is payable semi-annually on January 15 and July 15, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company's bank credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

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

     The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $822.0 million was outstanding as of June 30, 2002. The operating subsidiaries of Mediacom LLC have two bank credit facilities, aggregating $1.1 billion, of which $680.5 million was outstanding as of June 30, 2002. Mediacom LLC's bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

     The Company has entered into interest rate exchange agreements, which expire from 2002 through 2007, to hedge $420.0 million of floating rate debt, including $100.0 million of interest rate exchange agreements completed subsequent to June 30, 2002. Under the terms of all of the Company's interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, the Company does not anticipate their nonperformance.

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

     As of June 30, 2002, the Company's total debt was approximately $2.9 billion. On such date, the Company had about $990.5 million of unused credit commitments under all of its credit facilities, of which about $794.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company's debt arrangements. As of the date of this report, about 62% of the Company's outstanding indebtedness is at fixed interest rates or subject to interest rate protection and the Company's weighted average cost of indebtedness, including the Company's interest rate exchange agreements, is approximately 6.6%. As of June 30, 2002, the Company was in compliance with all debt covenants.

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

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are required to be tested annually for impairment. The Company has determined that its cable franchise costs are indefinite-lived assets. The impact of adopting SFAS 142 was to reduce amortization expense by $72.9 million for the six months ended June 30, 2002. Based on the Company's review, there has been no impairment of goodwill and indefinite-lived intangible assets under SFAS 142.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will become effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

Inflation and Changing Prices

     The Company's systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission's existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming costs. However, competitive conditions and other factors in the marketplace may limit the Company's ability to increase its rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract as a hedge against interest rate volatility. As of June 30, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $320.0 million is fixed at a weighted average rate of approximately 5.5%, plus the average applicable margin over the eurodollar rate option under the Company's bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2002 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At June 30, 2002, the Company would have paid approximately $9.2 million if it terminated the interest rate exchange agreements, inclusive of accrued interest. The table below provides information for the Company's long term debt. See Note 5 to the Company's consolidated financial statements.

                                                     Expected Maturity
                  ------------------------------------------------------------------------------------
                                      (All dollar amounts in thousands)

                     2002           2003            2004          2005          2006        Thereafter       Total       Fair Value
                  ----------     ----------      ----------    ----------   ----------      ----------    ----------     ----------
Fixed rate        $    -         $    -          $    -        $      -     $      -        $   200,000   $   200,000    $  184,000
Weighted average
  interest rate       8.5%             8.5%          8.5%           8.5%          8.5%            8.5%          8.5%

Fixed rate        $    -         $    -          $    -        $      -     $      -        $   125,000   $   125,000    $  103,000
Weighted average
  interest rate       7.9%             7.9%          7.9%           7.9%          7.9%            7.9%          7.9%

Fixed rate        $    -         $    -          $    -        $      -     $      -        $   500,000   $   500,000    $  449,100
Weighted average
  interest rate       9.5%          9.5%            9.5%            9.5%          9.5%            9.5%          9.5%

Fixed rate        $    -         $    -          $    -        $      -     $      -        $   400,000   $   400,000    $  378,000
Weighted average
  interest rate      11.0%         11.0%            11.0%          11.0%        11.0%            11.0%         11.0%

Fixed rate        $    -         $    -          $    -        $      -     $ 172,500       $         -   $   172,500    $  134,000
Weighted average
  interest rate       5.3%          5.3%             5.3%           5.3%         5.3%             5.3%          5.3%

Variable rate     $   750        $ 2,000         $ 10,500       $ 37,000    $ 187,500       $ 1,264,750   $ 1,502,500    $1,502,500
Weighted average
  interest rate       3.7%           3.7%            3.7%           3.7%          3.7%            3.7%          3.7%

                                     PART II
                                     -------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     On June 20, 2002, the Company held its annual meeting of stockholders to
(i) elect seven directors to serve for a term of one year and (ii) ratify the selection of the Company's independent auditors for the year ending December 31, 2002.

     The following individuals were elected to serve as directors for a term of one year:

                                     Vote For Vote              Withheld
                                   -----------------        ----------------
Rocco B. Commisso                     360,236,758               15,827,580
Craig S. Mitchell                     374,029,830                2,034,508
William S. Morris III                 374,091,276                1,973,062
Thomas V. Reifenheiser                374,203,245                1,861,093
Natale S. Ricciardi                   374,203,177                1,861,161
Mark E. Stephan                       374,089,946                1,974,392
Robert L. Winikoff                    360,800,251               15,264,087

     These individuals constituted the Company's entire Board of Directors and served as its directors immediately preceding the annual meeting.

     The stockholders approved the 2001 Employee Stock Purchase Plan. The result of the vote was as follows: 374,101,578 votes were for the approval, 1,935,949 votes were against the approval and 35,411 votes abstained from the approval.

     The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2002. The result of the vote was as follows: 374,765,360 votes were for the selection, 496,284 votes were against the selection and 811,294 votes abstained from the selection.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit
   Number                                              Exhibit Description
   ------                                              -------------------

    4.1        Indenture  Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation.
    4.2        Indenture  Supplement  No.  1,  dated  as of  August  6,  2002,  to the  Indenture  relating  to 5.25%
               convertible senior notes due 2006 of the Company.

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K under Item 4 - Changes in Registrant's Certifying Accountant, dated April 19, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDIACOM COMMUNICATIONS CORPORATION

August 14, 2002                     BY:   /S/ MARK E. STEPHAN
                                          ---------------------------------
                                          Mark E. Stephan
                                            Senior Vice President and
                                            Chief Financial Officer