Form 10-Q
period 2002-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2002-11-13
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number:      0-29227

Mediacom Communications Corporation
(Exact name of Registrant as specified in its charter)

Delaware	06-1566067
(State of incorporation)	(I.R.S. Employer Identification Number)

100 Crystal Run Road Middletown, NY 10941
(Address of principal executive offices)

(845) 695-2600
(Registrant’s telephone number)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes	☒	No	☐

          As of October 31, 2002, there were 89,445,715 shares of Class A common stock and 29,076,646 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2002

          You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Quarterly Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.           FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$14,614	$63,307
Investments	4,070	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,531 and $3,243, respectively	50,148	45,619
Prepaid expenses and other assets	11,181	13,678
Investment in cable television systems:
Inventory	21,888	53,676
Property, plant and equipment, net of accumulated depreciation of $571,292 and $374,268, respectively	1,435,770	1,280,530
Intangible assets, net of accumulated amortization of $268,055 and $250,288, respectively	2,075,371	2,151,805

Total investment in cable television systems	3,533,029	3,486,011
Other assets, net of accumulated amortization of $16,373 and $11,474, respectively	47,204	52,163

Total assets	$3,660,246	$3,664,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Debt	$2,956,000	$2,798,000
Accounts payable and accrued expenses	268,960	324,738
Deferred revenue	32,453	29,406
Deferred income tax liability	4,753	5,128

Total liabilities	$3,262,166	$3,157,272

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 90,982,459 and 90,539,380 shares issued and outstanding, as of September 30, 2002 and December 31, 2001, respectively	910	905
Class B common stock, $.01 par value; 100,000,000 shares authorized; 29,076,646 and 29,342,990 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	291	293
Additional paid in capital	977,878	974,760
Accumulated deficit	(580,999)	(468,382)

Total stockholders’ equity	398,080	507,576

Total liabilities and stockholders’ equity	$3,660,246	$3,664,848

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(All amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$233,723	$191,734	$684,062	$372,729
Costs and expenses:
Service costs	88,315	72,669	269,067	134,313
Selling, general and administrative expenses	44,705	35,404	128,301	65,408
Corporate expenses	3,203	2,508	9,447	5,975
Depreciation and amortization	75,520	89,478	228,085	193,558
Non-cash stock charges relating to corporate expenses	396	529	1,859	2,412

Operating income (loss)	21,584	(8,854)	47,303	(28,937)
Interest expense, net	46,987	48,424	140,273	91,583
Loss on derivative instruments, net	11,766	7,604	10,913	9,001
Other expenses (income)	2,696	317	8,609	(28,794)

Net loss before provision for income taxes	(39,865)	(65,199)	(112,492)	(100,727)
Provision for income taxes	75	63	125	188

Net loss before cumulative effect of accounting change	(39,940)	(65,262)	(112,617)	(100,915)
Cumulative effect of accounting change, net of tax	—	—	—	(1,642)

Net loss	$(39,940)	$(65,262)	$(112,617)	$(102,557)
Unrealized loss on investments	—	(1,034)	—	(708)

Comprehensive loss	$(39,940)	$(66,296)	$(112,617)	$(103,265)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(0.33)	$(0.54)	$(0.94)	$(1.00)
Cumulative effect of accounting change	—	—	—	(0.02)

Loss per share	$(0.33)	$(0.54)	$(0.94)	$(1.02)

Weighted average common shares outstanding	119,943	119,876	119,926	101,027

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(112,617)	$(102,557)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	228,085	190,067
Loss on derivative instruments, net	10,913	9,001
Vesting of management stock	1,859	2,412
Deferred income taxes	(375)	—
Amortization of SoftNet revenue	—	(287)
Termination of SoftNet agreement	—	(29,957)
Amortization of deferred financing costs	5,592	3,491
Cumulative effect of accounting change, net of tax	—	1,642
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(4,544)	(18,363)
Prepaid expenses and other assets	2,497	(6,965)
Accounts payable and accrued expenses	(34,731)	74,368
Deferred revenue	3,047	10,147

Net cash flows provided by operating activities	99,726	132,999

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(298,473)	(176,324)
Acquisitions of cable television systems	(6,548)	(2,109,153)
Other investment activities	(2,027)	(1,118)

Net cash flows used in investing activities	(307,048)	(2,286,595)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	420,375	2,301,500
Repayment of debt	(262,375)	(526,000)
Net proceeds from sale of Class A common stock	—	433,017
Proceeds from issuance of common stock in employee stock purchase plan and options exercised	1,262	598
Financing costs	(633)	(39,916)

Net cash flows provided by financing activities	158,629	2,169,199

Net (decrease) increase in cash and cash equivalents	(48,693)	15,603
CASH AND CASH EQUIVALENTS, beginning of period	63,307	4,152

CASH AND CASH EQUIVALENTS, end of period	$14,614	$19,755

The accompanying notes to consolidated financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Organization

          Mediacom Communications Corporation (“MCC,” and collectively with its direct and indirect subsidiaries, the “Company”) is involved in the acquisition and development of cable television systems serving smaller cities and towns in the United States. Through these cable systems, the Company offers a wide array of broadband products and services to its customers, including traditional video services, digital television, high-speed Internet access and video-on-demand.  As of September 30, 2002, the Company had acquired and was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

          Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable television systems from AT&T Broadband, LLC (“AT&T Broadband”) in the states of Georgia, Illinois, Iowa and Missouri (the “AT&T cable systems”).  The Company completed the acquisitions of the AT&T cable systems in June and July 2001.

(2)     Statement of Accounting Presentation and Other Information

     Basis of Preparation of Consolidated Financial Statements

          The consolidated financial statements as of September 30, 2002 and 2001 are unaudited.  However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented.  The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods.  For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-29227).  The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2002.  In accordance with EITF No. 01-09, the Company has revised its classification of distribution fees, received in exchange for carriage of programming services, from revenues to an offset to service costs in its consolidated statements of operations and comprehensive loss.  As a result, the Company has reclassified 2001 amounts to conform with the 2002 presentation.

     Cumulative Effect of Accounting Change

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  As a result, the Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

     Reclassifications

          Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Recent Accounting Pronouncements

          Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Adoption of SFAS 141 had no effect on the Company’s results of operations or financial position as the Company accounts for all acquisitions under the purchase method.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $36.2 million and $108.5 million for the three and nine months ended September 30, 2002, respectively.

          The following table provides a reconciliation of the pro forma results of operations for the three and nine months ended September 30, 2001 to the pro forma net loss that would have been reported had SFAS No. 142 been applied as of January 1, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

	(dollars in thousands, except per share data)
Pro forma net loss (See note 3.)	$(68,638)	$(184,237)
Add back: franchise cost amortization	32,489	97,467
Add back: goodwill amortization	3,678	11,034

Adjusted pro forma net loss	$(32,471)	$(75,736)

Pro forma basic and diluted loss per share (See note 3.)	$(0.57)	(1.82)
Add back: franchise cost amortization	.27	.96
Add back: goodwill amortization	.03	.11

Adjusted pro forma basic and diluted loss per share	$(0.27)	$(0.75)

          As of September 30, 2002, intangible assets subject to amortization consisted of subscriber lists and covenants not to compete, which are being amortized over three to ten years.  As of September 30, 2002, these amortizable intangible assets had a gross value of $173.4 million, with accumulated amortization of $123.0 million.  The Company’s estimated aggregate amortization expense for the fourth quarter of 2002 through 2006 and beyond is $7.4 million, $23.2 million, $2.6 million, $2.6 million and $14.6 million, respectively.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 will become effective for fiscal years beginning after June 15, 2002.  The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

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

     2002

          During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million.  The purchase price has been preliminarily allocated to intangible assets.  The cable systems serve communities contiguous with the Company’s existing operations.  These acquisitions were financed with borrowings under the Company’s bank credit facilities.

     2001

          On June 29, 2001, the Company acquired cable systems serving approximately 94,000 basic subscribers in the state of Missouri from affiliates of AT&T Broadband, for a purchase price of approximately $300.0 million.  This acquisition was financed with a portion of the net proceeds from the Company’s public offering of 29.9 million shares of its Class A common stock.

          On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, for an aggregate purchase price of approximately $1.76 billion.  This acquisition was financed with a portion of the net proceeds from the Company’s public offerings of 29.9 million shares of its Class A common stock and its 5¼% convertible senior notes due 2006, the net proceeds of its 11% senior notes due 2013 and borrowings under the Company’s bank credit facilities.

          The opening balance sheet for the cable systems acquired in 2001 was (dollars in thousands):

Accounts receivable	$7,744
Property, plant and equipment	579,185
Intangible assets	1,477,406
Accrued expenses	(6,256)

Total	$2,058,079

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          Summarized below are the pro forma unaudited results of operations for the three and nine months ended September 30, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001.  Adjustments have been made to depreciation and amortization, reflecting the fair value of the assets acquired, and to interest expense reflecting the debt incurred to finance the acquisitions.  The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed at the beginning of the period presented or which may be obtained in the future:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

	(in thousands, except per share data)
Revenues	$210,981	$621,680
Operating loss	(9,600)	(52,292)
Net loss	(68,638)	(184,237)
Basic and diluted loss per share	$(0.57)	$(1.82)
Weighted average common shares outstanding	119,876	101,027

(4)     Loss Per Share

          The Company calculates loss per share in accordance with Statement of Financial of Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share.”  Since the Company has reported a net loss for the periods, the effects of the inclusion of stock options and convertible debt would be anti-dilutive and therefore, in accordance with SFAS 128, are not included in the computation of diluted loss per share.

(5)     Debt

          As of September 30, 2002 and December 31, 2001, debt consisted of:

	September 30, 2002	December 31, 2001

	(dollars in thousands)
Bank credit facilities	$1,558,500	$1,400,500
8½% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9½% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5¼% convertible senior notes	172,500	172,500

	$2,956,000	$2,798,000

          The average interest rate on outstanding debt under the bank credit facilities was 3.6% for the three months ended September 30, 2002, before giving effect to the interest rate exchange agreements discussed below.  As of September 30, 2002, the Company had unused credit commitments of approximately $922.9 million under its bank credit facilities, of which about $763.2 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  The Company was in compliance with all debt covenants as of September 30, 2002.

          The Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt.  As of September 30, 2002, the Company had entered into interest rate exchange agreements with various banks pursuant to which the interest rate on $520.0 million of the floating rate debt outstanding under its bank credit facilities was fixed at a weighted average rate of approximately 4.7%, plus the average applicable margin over the eurodollar rate option under such credit facilities.  Under the terms of the interest rate exchange agreements, which expire from 2002 through

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.

          The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties.  At September 30, 2002, the Company would have paid approximately $21.0 million if these agreements were terminated, inclusive of accrued interest.

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

(7)     Subsequent Event

          During October 2002, the Company purchased 1,536,744 shares of its Class A common stock for an aggregate cost of approximately $6.0 million at share prices ranging from $3.59 to $4.29 per share.  These purchases were completed under the $50.0 million Class A stock repurchase program authorized by the Board of Directors in May 2000.  As of the date of filing this report, approximately $43.4 million of the original $50.0 million authorization remains available under the Class A stock repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001 and with the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Organization

          Mediacom Communications Corporation (“MCC”) was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000.  Immediately prior to the completion of its initial public offering, MCC issued shares of common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company, upon which Mediacom LLC became MCC’s wholly-owned subsidiary.  Mediacom LLC commenced operations in March 1996.

          Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC.  Mediacom Broadband LLC’s operating subsidiaries completed the acquisitions of the AT&T cable systems in June and July 2001.

Acquisitions

          The Company has significantly expanded its business through acquisitions.  All acquisitions have been accounted for under the purchase method of accounting and, therefore, the Company’s historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date.  These acquisitions affect the comparability of the Company’s historical results of operations.

     2002 Acquisitions

          During the three months ended March 31, 2002, the Company acquired cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million.  These acquisitions were financed with borrowings under the Company’s bank credit facilities.  The cable systems serve communities contiguous with the Company’s existing operations.

     2001 Acquisitions

          On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in the state of Missouri. The purchase price for these cable systems was approximately $300.0 million.

          On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.76 billion.

General

          The Company has generated significant increases in revenues principally as a result of its acquisition activities and increases in monthly revenues per basic subscriber.  Approximately 88.7% of the Company’s revenues for the nine months ended September 30, 2002 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues.  Data revenues from cable modem service and advertising revenues represent 7.2% and 4.1% of the Company’s revenues, respectively.  Franchise fees charged to customers are included in their corresponding revenue category.

          The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems.  Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs.  Programming costs have historically increased at rates in excess of inflation primarily due to the introduction of new programming services to the Company’s basic subscribers and to increases in the rates charged for existing programming services.  Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming and copyright costs.  However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates.  Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration.  Corporate expenses reflect compensation of corporate employees and other corporate overhead.

          The high level of depreciation and amortization associated with the Company’s acquisition activities and capital investment program, as well as the interest expense related to the Company’s financing activities, have caused the Company to report net losses in its limited operating history.  The Company believes that such net losses are common for cable television companies and anticipates that it will continue to incur net losses for the foreseeable future.

          Operating cash flow represents operating income (loss) before depreciation and amortization and non-cash stock charges relating to corporate expenses. Operating cash flow:

•

is not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance, or to the statement of cash flows as a measure of liquidity;

•	is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

•	should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

          Operating cash flow is included herein because the Company’s management believes that operating cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies.  The Company’s definition of operating cash flow may not be identical to similarly titled measures reported by other companies.

Critical Accounting Policies

          The following represents the Company’s critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions or assumptions.

     Property, Plant and Equipment

          In accordance with Statement of Financial Accounting Standards No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment.  Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets.  The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     Impairment of Long-Lived Assets

          The Company follows the provisions of Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” which requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment at each year end and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Based on the Company’s review, there has been no impairment of long-lived assets under SFAS 121.

     Goodwill and Other Intangible Assets

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $36.2 million and $108.5 million for the three and nine months ended September 30, 2002, respectively.

Actual Results of Operations

          The following historical information includes the results of operations of the AT&T cable systems, acquired in June and July 2001, only for that portion of the respective period that such cable television systems were owned by the Company.

          Basic subscribers were 1,588,000 at September 30, 2002, as compared to 1,585,000 at September 30, 2001.  The Company acquired 3,000 basic subscribers during the first quarter of 2002.

          Digital customers were 348,000 at September 30, 2002, as compared to 298,000 at September 30, 2001.

          Data customers were 167,000 at September 30, 2002, as compared to 98,000 at September 30, 2001.

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

          Revenues.  Revenues increased by 21.9% to $233.7 million for the three months ended September 30, 2002, as compared to $191.7 million for the three months ended September 30, 2001.  Of the revenue increase of $42.0 million, $19.2 million was attributable to the acquisitions of the AT&T cable systems.  Revenues by service offering were as follows (dollars in millions):

	Three Months Ended September 30,

	2002		2001

	Amount	% of Revenues	Amount	% of Revenues

Video	$205.0	87.7%	$174.9	91.2%
Data	19.0	8.1	9.9	5.2
Advertising	9.7	4.2	6.9	3.6

	$233.7	100.0%	$191.7	100.0%

          Video revenues increased by 17.2% to $205.0 million for the three months ended September 30, 2002, as compared to $174.9 million for the three months ended September 30, 2001.  Of the video revenue increase of $30.1 million, $16.5 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company’s digital cable services.

          Data revenues increased by 91.9% to $19.0 million for the three months ended September 30, 2002, as compared to $9.9 million for the three months ended September 30, 2001.  Of the data revenue increase of $9.1 million, $1.4 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 40.6% to $9.7 million for the three months ended September 30, 2002, as compared to $6.9 million for the three months ended September 30, 2001.  Of the advertising revenue increase of $2.8 million, $1.4 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, advertising revenues increased primarily due to a general improvement in local and national advertising markets.

          Service costs.  Service costs increased 21.5% to $88.3 million for the three months ended September 30, 2002, as compared to $72.7 million for the three months ended September 30, 2001.  Of the service costs increase of $15.6 million, $7.4 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, service costs increased primarily due to higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in the Company’s high-speed Internet access services.  As a percentage of revenues, service costs were 37.8% for the three months ended September 30, 2002, as compared with 37.9% for the three months ended September 30, 2001.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 26.3% to $44.7 million for the three months ended September 30, 2002, as compared to $35.4 million for the three months ended September 30, 2001.  Of the selling, general and administrative expense increase of $9.3 million, $7.0 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, selling, general and administrative expenses increased primarily as a result of higher marketing expenses related to the Company’s digital and high-speed Internet services, greater employee and telecommunication costs associated with the Company’s customer call centers, and higher bad debt expense.  As a percentage of revenues, selling, general and administrative expenses were 19.1% for the three months ended September 30, 2002 as compared with 18.5% for the three months ended September 30, 2001.

          Corporate expenses.  Corporate expenses increased 27.7% to $3.2 million for the three months ended September 30, 2002, as compared to $2.5 million for the three months ended September 30, 2001.  This was principally due to an increase in corporate employees and their related costs.  As a percentage of revenues, corporate expenses were 1.4% for the three months ended September 30, 2002 as compared with 1.3% for the three months ended September 30, 2001.

          Depreciation and amortization. Depreciation and amortization decreased 15.6% to $75.5 million for the three months ended September 30, 2002, as compared to $89.5 million for the three months ended September 30, 2001.  This decrease reflected the adoption of SFAS 142, effective January 1, 2002, which eliminates the amortization of goodwill and indefinite-lived intangible assets.  The adoption of SFAS 142 reduced amortization expense by $36.2 million during the three months ended September 30, 2002, partially offset by depreciation expense associated with the Company’s acquisitions of the AT&T cable systems and ongoing investments in its cable systems.

          Non-cash stock charges relating to corporate expenses.  Non-cash stock charges relating to corporate expenses decreased 25.1% to $0.4 million for the three months ended September 30, 2002, as compared to $0.5 million for the three months ended September 30, 2001.  This charge represents vesting in equity interests granted to certain members of MCC’s management team in 1999.

          Interest expense, net.  Interest expense, net, decreased 3.0% to $47.0 million for the three months ended September 30, 2002 as compared to $48.4 million for the three months ended September 30, 2001.  This was due to lower interest rates on the Company’s variable rate debt, partially offset by an increase in average debt outstanding.

          Loss on derivative instruments, net.  Loss on derivative instruments, net, was $11.8 million for the three months ended September 30, 2002, as compared to $7.6 million for the three months ended September 30, 2001 primarily due to an increase in the notional amount of interest rate swaps under which the Company pays fixed interest rates, and a decline in market interest rates.

          Other expenses (income).  Other expenses were $2.7 million for the three months ended September 30, 2002, as compared to $0.3 million for the three months ended September 30, 2001.  This was due primarily to the inclusion of amortization of deferred financing costs as other expense for the three month period in 2002.

          Net loss.  Due to the factors described above, the Company generated a net loss of $39.9 million for the three months ended September 30, 2002 as compared to a net loss of $65.3 million for the three months ended September 30, 2001.

          Operating cash flow. Operating cash flow increased 20.1% to $97.5 million for the three months ended September 30, 2002, as compared to $81.2 million for the three months ended September 30, 2001.  Of the operating cash flow increase of $16.3 million, $2.0 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, operating cash flow increased primarily due to basic rate increases in the Company’s video services and customer growth in the Company’s digital cable and high-speed Internet access services, partially offset by increases in programming and selling, general and administrative expenses.  As a percentage of revenues, operating cash flow was 41.7% for the three months ended September 30, 2002 as compared with 42.3% for the three months ended September 30, 2001.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          Revenues.  Revenues increased by 83.5% to $684.1 million for the nine months ended September 30, 2002, as compared to $372.7 million for the nine months ended September 30, 2001.  Of the revenue increase of $311.4 million, $249.2 million was attributable to the acquisitions of the AT&T cable systems.  Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,

	2002		2001

	Amount	% of Revenues	Amount	% of Revenues

Video	$606.9	88.7%	$349.9	93.9%
Data	49.5	7.2	13.7	3.7
Advertising	27.7	4.1	9.1	2.4

	$684.1	100.0%	$372.7	100.0%

          Video revenues increased by 73.4% to $606.9 million for the nine months ended September 30, 2002, as compared to $349.9 million for the nine months ended September 30, 2001.  Of the video revenue increase of $257.0 million, $219.7 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in the Company’s digital cable services.

          Data revenues increased by 261.3% to $49.5 million for the nine months ended September 30, 2002, as compared to $13.7 million for the nine months ended September 30, 2001.  Of the data revenue increase of $35.8 million, $13.8 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 204.4% to $27.7 million for the nine months ended September 30, 2002, as compared to $9.1 million for the nine months ended September 30, 2001.  Of the advertising revenue increase of $18.6 million, $15.8 million was attributable to the acquisitions of the AT&T cable systems.  Excluding effects of such acquisitions, advertising revenues increased primarily due to a general improvement in local and national advertising markets.

          Service costs.  Service costs increased 100.3% to $269.1 million for the nine months ended September 30, 2002, as compared to $134.3 million for the nine months ended September 30, 2001.  Of the service costs increase of $134.8 million, $102.2 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, service costs increased primarily due to higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, greater technical employee support and other operating costs directly related to customer growth in the Company’s high-speed Internet access services, and non-recurring incremental costs of $4.3 million related to the Company’s high-speed Internet transition completed in February 2002.  These incremental costs specifically related to the continuation of the Excite@Home Internet service and the transition of the Company’s data customers to Mediacom Online, its proprietary high-speed Internet services during the first quarter of 2002.  As a percentage of revenues, service costs were 39.3% for the nine months ended September 30, 2002, as compared with 36.0% for the nine months ended September 30, 2001.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 96.2% to $128.3 million for the nine months ended September 30, 2002, as compared to $65.4 million for the nine months ended September 30, 2001.  Of the selling, general and administrative expenses increase of $62.9 million, $57.4 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, selling, general and administrative expenses increased primarily as a result of higher marketing expenses related to the Company’s digital and high-speed Internet services.  As a percentage of revenues, selling, general and administrative expenses were 18.8% for the nine months ended September 30, 2002 as compared with 17.5% for the nine months ended September 30, 2001.

          Corporate expenses.  Corporate expenses increased 58.1% to $9.4 million for the nine months ended September 30, 2002, as compared to $6.0 million for the nine months ended September 30, 2001.  This was principally due to an increase in corporate employees and their related costs.  As a percentage of revenues, corporate expenses were 1.4% for the nine months ended September 30, 2002 as compared with 1.6% for the nine months ended September 30, 2001.

          Depreciation and amortization. Depreciation and amortization increased 17.8% to $228.1 million for the nine months ended September 30, 2002, as compared to $193.6 million for the nine months ended September 30, 2001.  This was due to the depreciation and amortization expense associated with the Company’s purchase of the AT&T cable systems and ongoing investments in its cable systems.  This increase was partially offset by the adoption of SFAS 142, effective January 1, 2002, which reduced amortization expense by $108.5 million during the nine months ended September 30, 2002.

          Non-cash stock charges relating to corporate expenses.  Non-cash stock charges relating to corporate expenses decreased 22.9% to $1.9 million for the nine months ended September 30, 2002, as compared to $2.4 million for the nine months ended September 30, 2001.  This charge represented vesting in equity interests granted to certain members of MCC’s management team in 1999.

          Interest expense, net.  Interest expense, net, increased 53.2% to $140.3 million for the nine months ended September 30, 2002 as compared to $91.6 million for the nine months ended September 30, 2001.  This was due primarily to additional indebtedness resulting from the acquisitions of the AT&T cable systems, partially offset by lower interest rates on the Company’s variable rate debt.

          Loss on derivative instruments, net.  Loss on derivative instruments, net, was $10.9 million for the nine months ended September 30, 2002, as compared to $9.0 million for the nine months ended September 30, 2001 primarily due to an increase in the notional amount of interest rate swaps under which the Company pays fixed interest rates, and a decline in market interest rates.

          Other expenses (income).  Other expenses were $8.6 million for the nine months ended September 30, 2002, as compared to $28.8 million of other income for the nine months ended September 30, 2001.  Other expenses represented fees on unused credit commitments under the Company’s bank credit facilities, including the new credit arrangement for the acquisitions of the AT&T cable systems, and amortization of deferred financing costs.  Other income in 2001 reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of the Company’s contract with SoftNet.

          Net loss.  Due to the factors described above, the Company generated a net loss of $112.6 million for the nine months ended September 30, 2002 as compared to a net loss of $102.6 million for the nine months ended September 30, 2001.

          Operating cash flow. Operating cash flow increased 66.0% to $277.2 million for the nine months ended September 30, 2002, as compared to $167.0 million for the nine months ended September 30, 2001.  Of the operating cash flow increase of $110.2 million, $71.0 million was attributable to the acquisitions of the AT&T cable systems.  Excluding the effects of such acquisitions, operating cash flow increased primarily due to basic rate increases in the Company’s video services and customer growth in the Company’s digital cable and high-speed Internet access services, partially offset by increases in programming and selling, general and administrative expenses and the non-recurring incremental costs related to the Company’s high-speed Internet transition.  As a percentage of revenues, operating cash flow was 40.5% for the nine months ended September 30, 2002 as compared with 44.8% for the nine months ended September 30, 2001.  The decrease was primarily due to the acquisitions of the AT&T cable systems, which had lower operating cash flow margins than the Company’s other cable systems, and the non-recurring cable systems, and the non-recurring incremental costs related to the Company’s high-speed Internet transition.  The lower operating cash flow margins for the AT&T cable systems were primarily due to their higher programming costs as a percentage of their revenues.

Liquidity and Capital Resources

          The Company’s business requires substantial capital for the upgrade, expansion and maintenance of its cable network.  In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

     Investing Activities

          The Company’s capital expenditures were $298.5 million for the nine months ended September 30, 2002.  As of September 30, 2002, approximately 91% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 85% of the Company’s homes passed were activated with two-way communications capability.  As of September 30, 2002, the Company’s digital cable service was available to approximately 1.5 million basic subscribers, and the Company’s data service was marketed to about 2.1 million homes passed by the Company’s cable systems.

          The Company plans to continue its aggressive network upgrade program and expects that approximately 94% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity and about 88% of the Company’s homes passed will have two-way communications capability by year end 2002.  To achieve these targets and to fund other requirements, including the infrastructure for the Company’s high-speed Internet service, cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $390.0 million and $410.0 million in capital expenditures in 2002.

          On June 29, 2001, the Company completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for the Missouri systems was approximately $300.0 million.

          On July 18, 2001, the Company completed the acquisitions of AT&T cable systems serving approximately 706,000 basic subscribers in Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.76 billion.

          During the three months ended March 31, 2002, the Company completed acquisitions of cable systems serving approximately 3,000 basic subscribers for an aggregate purchase price of approximately $6.5 million.  The cable systems serve communities contiguous with the Company’s existing operations.

     Financing Activities

          To finance the Company’s acquisitions and network upgrade program and to provide liquidity for future capital needs, the Company completed the undernoted financing arrangements.

          On January 24, 2001, the Company’s direct and indirect subsidiaries, Mediacom LLC and Mediacom Capital Corporation, a New York corporation, completed an offering of $500.0 million of 9½% senior notes due January 2013.  Interest on 9½% senior notes is payable semi-annually on January 15 and July 15, which commenced on July 15, 2001.  Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under the Company’s bank credit facilities and related accrued interest.  The balance of the net proceeds was used for general corporate purposes.

          On June 27, 2001, the Company completed a public offering of 29.9 million shares of its Class A common stock at $15.22 per share for total net proceeds of approximately $432.9 million.  The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of AT&T cable systems.

          On June 27, 2001, the Company completed a public offering of $172.5 million of 5¼% convertible senior notes due July 2006.  Interest on the 5¼% convertible senior notes is payable semi-annually on January 1 and July 1 of each year, which commenced on January 1, 2002.  The convertible senior notes are convertible at any time at the option of the holder into the Company’s Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share.  The conversion rate is subject to adjustment, as defined in the indenture to the convertible senior notes.  The Company may redeem the convertible senior notes at 101.313% of par value from July 5, 2004 through June 30, 2005 and at par value thereafter.  The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

          On June 29, 2001, the Company’s direct and indirect subsidiaries, Mediacom Broadband LLC and Mediacom Broadband Corporation, a Delaware corporation, completed an offering of $400.0 million of 11% senior notes due July 2013.  Interest on the 11% senior notes is payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2002.  The net proceeds from this offering were used to pay a portion of the purchase price for the acquisitions of the AT&T cable systems.

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

          The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $853.0 million was outstanding as of September 30, 2002.  The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $1.1 billion, of which $705.5 million was outstanding as of September 30, 2002.  Mediacom LLC’s bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if the Company does not refinance its $200.0 million 8½% senior notes due April 2008 prior to March 31, 2007.

          The Company has entered into interest rate exchange agreements, which expire from 2003 through 2007, to hedge $690.0 million of floating rate debt, including $200.0 million of interest rate exchange agreements completed subsequent to September 30, 2002.  Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements.  However, the Company does not anticipate their nonperformance.

          As of September 30, 2002, the Company’s total debt was approximately $2.96 billion.  On such date, the Company had about $922.9 million of unused credit commitments under all of its credit facilities, of which about $763.2 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  As of the date of this report, about 70% of the Company’s outstanding indebtedness is at fixed interest rates or subject to interest rate protection and the Company’s weighted average cost of indebtedness, including the Company’s interest rate exchange agreements, is approximately 6.7%.  As of September 30, 2002, the Company was in compliance with all debt covenants.

          Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital, capital expenditure and acquisition requirements.  The Company expects that it will continue to be able to generate funds and obtain financing sufficient to meet its long-term business plan, service the Company’s debt obligations and complete any future acquisitions.  However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

Cumulative Effect of Accounting Change

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”.  As a result, the Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

Recent Accounting Pronouncements

          Effective January 1, 2002, the Company adopted, Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations” and No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Adoption of SFAS 141 had no effect on the Company’s results of operations or financial position as the Company accounts for all acquisitions under the purchase method.  The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise.  The Company has determined that its cable franchise costs are indefinite-lived assets.  The impact of adopting SFAS 142 was to reduce amortization expense by $36.2 million and $108.5 million for the three and nine months ended September 30, 2002, respectively.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 will become effective for fiscal years beginning after June 15, 2002.  The Company does not expect that adoption of SFAS 143 will have a material impact on its results of operations or financial position.

          In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  The Company adopted this standard effective January 1, 2002 and there was no impact on its results of operations or financial position.

Inflation and Changing Prices

          The Company’s systems’ costs and expenses are subject to inflation and price fluctuations.  Such changes in costs and expenses can generally be passed through to subscribers.  Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so.  The Company believes that under the Federal Communications Commission’s existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming and copyright costs.  However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, the Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt.  As of September 30, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $520.0 million is fixed at a weighted average rate of approximately 4.7%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2002 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate their nonperformance.  At September 30, 2002, the Company would have paid approximately $21.0 million if it terminated these agreements, inclusive of accrued interest.  The table below provides information for the Company’s long term debt.  See Note 5 to the Company’s consolidated financial statements.

	Expected Maturity

	(All dollar amounts in thousands)
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Fixed rate	$—	$—	$—	$—	$—	$200,000	$200,000	$170,000
Weighted average interest rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%
Fixed rate	$—	$—	$—	$—	$—	$125,000	$125,000	$96,000
Weighted average interest rate	7.9%	7.9%	7.9%	7.9%	7.9%	7.9%	7.9%
Fixed rate	$—	$—	$—	$—	$—	$500,000	$500,000	$419,000
Weighted average interest rate	9.5%	9.5%	9.5%	9.5%	9.5%	9.5%	9.5%
Fixed rate	$—	$—	$—	$—	$—	$400,000	$400,000	$376,000
Weighted average interest rate	11.0%	11.0%	11.0%	11.0%	11.0%	11.0%	11.0%
Fixed rate	$—	$—	$—	$—	$172,500	$—	$172,500	$112,000
Weighted average interest rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%	5.3%
Variable rate	$750	$2,000	$10,500	$47,625	$202,250	$1,295,375	$1,558,500	$1,558,500
Weighted average interest rate	3.6%	3.6%	3.6%	3.6%	3.6%	3.6%	3.6%

ITEM 4.          CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

          There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number	Exhibit Description

10.1

Amendment No. 3 dated September 12, 2002 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and JPMorgan Chase Bank, as administrative agent for the lenders.

10.2

Amendment No. 3 dated September 12, 2002 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and JPMorgan Chase Bank, as administrative agent for the lenders.

10.3	Amendment No. 1 dated September 12, 2002 between MCC Iowa LLC, MCC Illinois LLC, MCC Georgia LLC, MCC Missouri LLC and JPMorgan Chase Bank, as administrative agent for the lenders.

(b)     Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K under Item 9 – Regulation FD Disclosure, dated August 14, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Communications Corporation;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Communications Corporation;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By:	/s/ MARK E. STEPHAN

Mark E. Stephan Chief Financial Officer