Form 10-K
period 2002-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2003-03-31
CIK 1098659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

       As of June 28, 2002, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $482.8 million.

       As of March 25, 2003, there were outstanding 89,610,341 shares of Class A common stock and 28,913,145 shares of Class B common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III.

                       MEDIACOM COMMUNICATIONS CORPORATION
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                     PART I

     Item 1.     Business..............................................................................      4
     Item 2.     Properties............................................................................     23
     Item 3.     Legal Proceedings.....................................................................     23
     Item 4.     Submission of Matters to a Vote of Security Holders...................................     24
     Item 4A.    Directors and Executive Officers of the Registrant....................................     24

                                     PART II

     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.................     27
     Item 6.     Selected Financial Data...............................................................     28
     Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................     32
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............................     48
     Item 8.     Financial Statements and Supplementary Data...........................................     49
     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................     74

                                     PART III

     Item 10.    Directors and Executive Officers of the Registrant....................................     75
     Item 11.    Executive Compensation................................................................     75
     Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters..........................................................     75
     Item 13.    Certain Relationships and Related Transactions........................................     75
     Item 14.    Controls and Procedures...............................................................     75

                                     PART IV

     Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     76

       References in this Annual Report to "we," "us," or "our" are to Mediacom Communications Corporation and its direct and indirect subsidiaries since its initial public offering in February 2000 and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1.    BUSINESS

INTRODUCTION

       We are currently the nation's eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. We provide our customers with a wide array of broadband products and services, including traditional analog video services, digital television, high-speed Internet access, video-on-demand and high-definition television. As of December 31, 2002, our cable systems passed approximately 2.7 million homes and served approximately 1.6 million basic subscribers in 23 states. A basic subscriber is a customer that subscribes to a package of basic cable television services. Approximately 60% of our customers are located within the top 100 television markets in the United States. We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer.

       Since commencement of our operations in March 1996, we have experienced significant growth by executing a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. In 2001, we acquired cable systems from AT&T Broadband, LLC that served approximately 800,000 basic subscribers, for an aggregate purchase price of about $2.06 billion. Since inception, we have acquired cable systems for an aggregate purchase price of $3.37 billion that served approximately 1.6 million basic subscribers as of December 31, 2002.

       We believe that our high-speed, interactive broadband network is the superior platform for the delivery of video, voice and data services to the homes and businesses in the communities we serve. Available service offerings depend on the bandwidth capacity of the broadband network. Bandwidth, expressed in megahertz (MHz), is a measure of information-carrying capacity that can be used to distribute telecommunication services. The greater the bandwidth, the greater the capacity of the system to deliver service offerings. We are now in the final stages of an aggressive network upgrade program that we expect to substantially complete by June 30, 2003. As of December 31, 2002, approximately 96% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 91% of our homes passed were activated with two-way communications capability.

       As a result of our upgrade program, we have seen a significant increase in our cable systems' network capacity, quality and reliability, facilitating the widespread introduction of additional programming and other services, such as digital video and high-speed Internet access, and the recent deployment of video-on-demand and a limited high-definition television offering. We also believe our network has the capability for additional services such as telephony. As of December 31, 2002, our digital cable service was available to about 1.5 million basic subscribers, or 97% of our total basic subscribers, and we served 371,000 digital customers. As of the same date, our high-speed Internet access, or cable modem service, was marketed to approximately 2.3 million homes passed by our cable systems, or 85% of our total homes passed, and we served 191,000 data customers.

       Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. We have made available free of charge through our website (follow the Corporate Info link to the Investor Relations tab to "Annual Reports/SEC Filings") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report.

DESCRIPTION OF OUR BUSINESS

       We offer our customers a full array of traditional analog video services, also referred to as our core cable television services. In addition, we offer to a significant portion of our customer base advanced broadband products and services such as digital cable television and high-speed Internet access. We launched video-on-demand service in certain cable systems in 2002 and recently deployed a limited high-definition television service in certain cable systems. We plan to expand the availability of these services during 2003. We are also exploring other opportunities in interactive video, Internet protocol telephony, or IP telephony, and other broadband services.

     TRADITIONAL ANALOG VIDEO SERVICES

       We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

       We design both our basic channel line-up and our additional channel offerings for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Our core cable television service offerings are presented in an analog format and include the following in most of our cable systems:

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

       Premium Service. Our premium services are satellite-delivered channels consisting principally of feature films, original programming, live sports events, concerts and other special entertainment features, usually presented without commercial interruption. These services include HBO, Cinemax, Showtime, The Movie Channel and Starz/Encore. Such premium programming services are offered by our systems both on a per-channel basis and as part of premium service packages designed to enhance customer value.

       Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis. Such pay-per-view services are offered by us on a per-viewing basis, with subscribers only paying for programs which they select for viewing.

     DIGITAL CABLE SERVICES

       Digital video technology has significantly enhanced and expanded the video and other service offerings we provide to our customers. This technology has enabled us to improve picture quality and reliability, and to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels. We now offer up to 250 analog and digital channels in many of our cable systems.

       We currently offer our customers several digital cable programming packages that include:

       .    up to 41 digital basic channels;

       .    up to 61 multichannel premium services;

       .    up to 60 pay-per-view movie and sports channels;

       .    up to 45 channels of digital music; and

       . an interactive on-screen program guide to help them navigate their viewing choices.

       Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital converters selected by the subscriber.

       As of December 31, 2002, our digital service was available to about 1.5 million basic subscribers, or approximately 97% of our subscriber base, and we served 371,000 digital customers. By year-end 2003, we expect our digital cable service to be available to about 98% of our subscriber base, and to serve between 425,000 and 435,000 digital customers.

     HIGH-SPEED INTERNET ACCESS

       Our broadband cable network enables our high-speed Internet customers, also referred to as cable modem customers, to transmit data up to 100 times faster than traditional telephone modem technologies. Our cable modem customers can receive and transmit large files over the Internet in a fraction of the time required when using the traditional telephone modem. Our high-speed Internet access service also allows much quicker response times when surfing the Internet, providing a richer experience for the customer that capitalizes on the significant capacity of our broadband cable network. In addition, cable modem service eliminates the need to use a telephone line to access the Internet. It is also always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization.

       Monthly subscription rates and related charges vary according to whether the customer leases or owns the cable modem and whether the customer subscribes to our video services.

       We recently began providing commercial high-speed Internet access services to small and medium-sized businesses. Our commercial data service offerings allow businesses with multiple users to select faster data transmission speeds than our residential service.

       As of December 31, 2002, our cable modem service was marketed to about
2.3 million homes passed by our cable systems, or 85% of our homes passed, and we served 191,000 data customers. By year-end 2003, we expect our cable modem service to be marketed to about 97% of our homes passed, and to serve between 265,000 and 275,000 data customers.

     ADVERTISING

       Our cable systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. As part of the acquisitions of the AT&T cable systems in 2001, we purchased an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a sales workforce. We are expanding the use of this advertising infrastructure to generate additional advertising revenues in the cable systems we owned prior to the acquisitions of the AT&T cable systems, as the third-party advertising agreements covering those cable systems expire beginning in 2003. We also expect that the increasing concentration of customers served by our master headend facilities as a result of our headend consolidation program will enable us to increase our advertising revenues.

     VIDEO-ON-DEMAND

       Video-on-demand is an interactive television service that provides access to movies or special events on demand with the ability to fast forward, pause and rewind selected programming. Customers can watch their selected feature repeatedly during the viewing window, which typically runs up to 24 hours, or stop the selection before it is completed and return to it at a later time during the viewing window. Fees are typically charged on a per-selection basis, although certain individual categories of programming are also available for a flat monthly fee. The provision of video-on-demand services requires the use of servers at the headend facility of our cable systems. We currently offer video-on-demand service to approximately 18% of our digital customers. By year-end 2003, we expect video-on-demand service to be available to approximately 50% of our digital customers.

     HIGH-DEFINITION TELEVISION

       High-definition television provides picture quality at a higher resolution than standard television. A television set capable of receiving and displaying high-definition signals is required to utilize this service. We are currently offering limited high-definition television service in markets serving approximately 23% of our basic subscribers. During 2003, we expect to expand the number of channels broadcast in high-definition in the markets where we already provide this service.

     TELECOMMUNICATIONS SERVICES

       We are exploring technologies using IP telephony as well as traditional switching technologies that are currently available to transmit telephony signals over our cable network. We are currently conducting a technical trial of hybrid IP telephony service which combines the technology of IP telephony with traditional phone technology. As part of our headend consolidation plans, we have deployed over 8,000 route miles of fiber optic cable resulting in the creation of large, high-capacity regional networks. We have constructed our networks with excess fiber optic capacity, thereby affording us the flexibility to pursue new data and telecommunications opportunities.

DESCRIPTION OF OUR CABLE SYSTEMS

     OVERVIEW

       The following table provides an overview of selected operating and technical statistics for our cable systems for the years ended:

                                                         2002           2001           2000           1999           1998
                                                     ------------   ------------   ------------   ------------   ------------
OPERATING DATA:
Homes passed/(1)/ ................................      2,715,000      2,630,000      1,173,000      1,071,500        520,000
Basic subscribers/(2)/ ...........................      1,592,000      1,595,000        779,000        719,000        354,000
Basic penetration/(3)/ ...........................           58.6%          60.6%          66.4%          67.1%          68.1%
Average monthly revenues
 per basic subscriber/(4)/........................   $      50.10   $      44.54   $      38.34   $      35.01   $      32.88
DIGITAL CABLE:
Digital-ready basic subscribers/(5)/..............      1,540,000      1,400,000        400,000        168,000             --
Digital customers ................................        371,000        321,000         40,000          5,300             --
Digital penetration/(6)/ .........................           24.1%          22.9%          10.0%           3.2%            --
DATA:
Data-ready homes passed/(7)/......................      2,460,000      1,780,000        550,000        120,000             --
Data-ready homes marketed/(8)/ ...................      2,320,000      1,420,000        486,000        105,500             --
Data customers ...................................        191,000        115,000         15,600          5,100          4,729
Data penetration/(9)/ ............................            8.2%           8.1%           3.2%           4.8%            --
Revenue Generating Units:/(10)/ ..................      2,154,000      2,031,000        834,600        729,400        358,729
Customer Relationships:/(11)/ ....................      1,611,000      1,607,000            N/A            N/A            N/A
CABLE NETWORK DATA:
Miles of plant ...................................         45,000         44,100         24,500         22,444         11,950
Density/(12)/ ....................................             60             60             48             48             44
Percentage of cable network at
 550MHz to 870MHz ................................             96%            75%            74%            57%            45%

----------
/(1)/ Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.
/(2)/ Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.
/(3)/  Represents basic subscribers as a percentage of homes passed.
/(4)/ Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Includes the revenues from cable systems acquired during the last three months of the period as if such acquisitions were completed at the beginning of the three month period.
/(5)/ A subscriber is digital-ready if the subscriber is in a cable system where digital cable services are available.
/(6)/ Represents digital customers as a percentage of digital-ready basic subscribers.
/(7)/ A home passed is data-ready if it is in a cable system with two-way communications capability.
/(8)/ Represents data-ready homes passed where cable modem service is available.
/(9)/ Represents the number of total data customers as a percentage of data-ready homes marketed.
/(10)/ Represents the sum of basic subscribers, digital customers and data customers.
/(11)/ Represents the total number of customers that receive at least one level of service, encompassing video and data services, without regard to which service(s) customers purchase. This information is not available for periods prior to 2001.
/(12)/ Represents homes passed divided by miles of plant.

     SELECTED OPERATING DATA

       Our systems currently are organized into three operating divisions. The following table sets forth the principal states served by such divisions, and their respective basic subscribers, digital customers and data customers as of December 31, 2002:

                                                               BASIC        DIGITAL       DATA
DIVISION          STATES                                    SUBSCRIBERS    CUSTOMERS   CUSTOMERS
--------          ------                                    -----------    ---------   ---------
Midwest           Illinois, Indiana, Iowa, Kentucky,
                  Missouri                                      558,000      113,000      66,600

North Central     Iowa, Minnesota, South Dakota                 580,000      144,000      77,800

Southern          Alabama, California, Delaware, Florida,
                  Georgia, North Carolina                       454,000      114,000      46,600
                                                            -----------    ---------   ---------
                             Total                            1,592,000      371,000     191,000
                                                            ===========    =========   =========

TECHNOLOGY OVERVIEW

       As part of our commitment to maximize customer satisfaction, to improve our competitive position and to introduce new and enhanced products and services to our customers, we continue to make significant investments to upgrade our cable network. The primary objectives of our upgrade program are to:

       .    increase the bandwidth capacity to 870MHz;

       .    activate two-way communications capability;

       . consolidate our headend facilities, through the extensive deployment of fiber optic networks; and

       . allow us to provide digital cable television, high-speed Internet access, interactive video and other telecommunications services.

       We expect to substantially complete our cable network upgrade program by June 30, 2003. The following table describes the technological state of our cable network as of December 31, 2001 and 2002 and the projected state of our cable network as of June 30, 2003, based on our current upgrade plans:

                                                                       PERCENTAGE OF CABLE NETWORK
                                                                    ---------------------------------
                                                                    LESS THAN     550MHZ-     TWO-WAY
                                                                      550MHZ      870MHZ      CAPABLE
                                                                    ---------     -------     -------
     December 31, 2001..........................................       25%           75%        68%
     December 31, 2002..........................................        4%           96%        91%
     June 30, 2003..............................................        2%           98%        98%

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

       Two-way communications capability permits our customers to send and receive signals over the cable network so that interactive services, such as video-on-demand, are accessible and high-speed Internet access does not require a separate telephone line. This capability also positions us to offer cable telephony, using either IP telephony as it becomes commercially feasible, or the traditional switching technologies that are currently available. Our plans for two-way communications capability, together with hybrid fiber-optic coaxial architecture, enhances our cable network's ability to provide advanced telecommunications services.

       As of December 31, 2002, our cable systems were operated from 176 headend facilities. Fiber optics and advanced transmission technologies make it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. We expect that by June 2003, about 95% of our customers will be served by 50 master headend facilities.

       As part of our headend consolidation program, we have deployed over 8,000 route miles of fiber optic cable, creating large regional fiber optic networks with the potential to provide advanced telecommunications services. We are constructing our regional networks with excess fiber optic capacity to accommodate new and expanded products and services in the future.

SALES AND MARKETING

       We seek to be the premier provider of entertainment, information and telecommunications services in the markets we serve. Our marketing programs and campaigns offer a variety of cable services, creatively packaged and tailored to appeal to each of our local markets and to segments within each market. We routinely survey our customers to ensure that we are meeting their demands and our customer surveys keep us abreast of our competition so that we can effectively counter competitors' service offerings and promotional campaigns.

       We use a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events, typically sponsored by programming services and cross-channel promotion of new services and pay-per-view.

       We build awareness of our brand through a variety of promotional campaigns. As a result of our branding efforts, our emphasis on customer service and our investments in the cable network, we believe we have developed a reputation for quality, reliability and timely introduction of new products and services.

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

PROGRAMMING SUPPLY

       Except as noted below, we have various contracts to obtain basic and premium programming for our cable systems from program suppliers whose compensation is typically based on a fixed monthly fee per customer. Our programming contracts are generally for a fixed period of time.

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

       Following our acquisitions of the AT&T cable systems, substantially all programming services carried on those cable systems were without written contracts with the respective program suppliers. We have completed agreements for several of those services and are continuing to negotiate terms for the remainder of the services. From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as we negotiate contract renewals.

       Our programming costs are expected to rise in the future due to increased costs to purchase programming, particularly sports programming, additional programming being provided to our customers, and other factors affecting the cable television industry. Although we are legally be able to pass through expected increases in our programming costs to customers, there can be no assurance that competitive conditions or other factors in the marketplace will allow us to do so.

       We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2005. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations' owners or the broadcast network carried by such stations.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

       System reliability and customer satisfaction represent a cornerstone of our business strategy. We expect that ongoing investments in our cable network and our regional calling centers will significantly strengthen customer service, enhancing the reliability of our cable network and allowing us to introduce new products and services to our customers. We maintain regional calling centers which service virtually all of our customers. They are staffed with dedicated personnel who provide service to our customers 24 hours a day, seven days a week, on a toll-free basis. We believe our regional calling centers allow us to coordinate more effectively installation appointments and reduce response time to customer inquiries. We continue to invest in both personnel and equipment of our regional calling centers to ensure that these operating units are professionally managed and employ state-of-the-art technology.

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

       As of December 31, 2002, our cable systems were subject to 1,502 franchises. These franchises, which are non-exclusive, provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or the 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

       Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2002.

                                                                 PERCENTAGE OF    NUMBER OF    PERCENTAGE OF
                                                    NUMBER OF        TOTAL          BASIC       TOTAL BASIC
     YEAR OF FRANCHISE EXPIRATION                   FRANCHISES     FRANCHISES    SUBSCRIBERS    SUBSCRIBERS
     ----------------------------                   ----------   -------------   -----------   -------------
     2003 through 2006..........................        371            24.7%        443,800        27.9%
     2007 and thereafter........................      1,131            75.3       1,148,200        72.1
                                                    ----------   -------------   -----------   -------------
          Total.................................      1,502           100.0%      1,592,000       100.0%
                                                    ==========   =============   ===========   =============

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

COMPETITION

       We, like most cable systems, compete on the basis of several factors, including price and the quality and variety of products and services offered. We face competition from various communications and entertainment providers, the number and type of which we expect to increase as we expand the products and services offered over our broadband network. In recent years, Congress has passed legislation and the Federal Communications Commission (the "FCC") has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable television service is competitive depends in significant part upon the cable system's ability to provide a greater variety of programming, superior technical performance and superior customer service than are available over the air or through competitive alternative delivery sources. We believe our ability to package multiple services, such as digital television, two-way, high-speed Internet access and video-on-demand is an advantage in our competitive business environment.

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

     DIRECT BROADCAST SATELLITE PROVIDERS

       Individuals can purchase home satellite dishes, which allow them to receive satellite-delivered broadcast and non-broadcast program services, commonly known as DBS, that formerly were available only to cable television subscribers. According to recent industry reports, DBS providers currently sell video programming services to over 20 million individual households, condominiums, apartments and office complexes in the United States. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS customers.

       DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna. DBS providers use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers, and typically offer more than 300 channels of programming. In addition to the non-broadcast programming services we offer in our cable systems, under legislation enacted in 1999, DBS providers also deliver local broadcast signals in certain markets that we serve. This change in law eliminated a significant competitive advantage which cable system operators had over DBS providers, as previously DBS providers were not permitted to retransmit local broadcast signals. We believe our digital cable service is competitive with the services delivered to customers by DBS systems.

       DBS providers are also developing ways to bring advanced communications services to their customers. They are currently offering two alternatives of satellite-delivered high-speed Internet access service. One alternative is a one-way service that utilizes a telephone return path, in contrast to our two-way, high-speed service, which does not require a telephone line. The other alternative is a two-way, high-speed service, which requires additional equipment purchases by the customer and is offered at higher prices than our own equivalent service.

     MULTICHANNEL MULTIPOINT DISTRIBUTION SYSTEMS

       Multichannel multipoint distribution systems deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable systems, and are not required to obtain local franchises or pay franchise fees. To date, the ability of wireless cable services to compete with cable systems has been limited by a channel capacity of up to 35 channels and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, may enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel's signal.

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

     TRADITIONAL OVERBUILDS

       Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a municipal-owned utility or another service provider. Some of these competitors may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 9.4% of the homes passed in the service areas of our franchises.

     INTERNET ACCESS

       We offer high-speed Internet access in many of our cable systems. This kind of service is sometimes called "cable modem service." Our cable systems compete with a number of other companies, many of which have substantial resources, such as existing Internet service providers, commonly known as ISPs, DBS providers, and local and long distance telephone companies.

       The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds equal to or greater than that of standard telephone line modems, putting it in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL service and certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. DBS providers currently offer satellite-delivered high-speed Internet access with a telephone return path through a one-way service or a two-way interactive high-speed service.

       A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. The FCC is presently considering this issue. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

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

       The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television to incumbent television broadcast licensees. Digital television can deliver high-definition television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit text and graphic information that may be useful to both consumers and businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmission.

EMPLOYEES

       As of December 31, 2002, we employed 3,407 full-time employees and 175 part-time employees. Approximately 1.8% of our employees were represented by a labor union at that time. Such employees have since voted to decertify this labor union. As of the filing date of this report, none of our employees were represented by a labor union. We consider our relations with our employees to be generally good.

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

     CONTENT REQUIREMENTS

       The Communications Act and the FCC's regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations:

       . to elect once every three years to require a cable system to carry the station, subject to certain exceptions; or

       . to negotiate with us on the terms by which we carry the station on our cable systems, commonly called retransmission consent.

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

       The Communications Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator and to impose limits on the number of channels which can be occupied on a cable system by a video programmer in which a cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC's rules implementing these statutory provisions and remended the case to the FCC for further proceedings.

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

     POLE ATTACHMENT REGULATION

       The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities, other than municipally or cooperatively-owned utilities, for cable systems' use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

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

     COPYRIGHT

       Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We do not obtain a license to use this programming directly from the owners of the programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

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

       Copyrighted material in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the copyright owners. These entities offer through to-the-viewer licenses to the cable networks that cover the retransmission of the cable networks' programming by cable television systems to their customers.

       Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives recently negotiated standard license agreements with the three largest music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. These standard agreements require the payment of music license fees for earlier time periods, but such license fees have not had a significant impact on our business and operations.

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

       A number of ISP's have asked local authorities and the FCC to give them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. This kind of access is often called "open access." Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access.

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

       . the FCC is considering whether it should take steps to ensure that the regulatory burdens on cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 4A.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                                                       Age     Position
     ----                                                       ---     ------------------------------------------
     Rocco B. Commisso......................................     53     Chairman and Chief Executive Officer
     Mark E. Stephan........................................     46     Senior Vice President, Chief Financial
                                                                        Officer, Treasurer and Director
     James M. Carey.........................................     51     Senior Vice President, Operations
     John G. Pascarelli.....................................     41     Senior Vice President, Marketing and
                                                                        Consumer Services
     Joseph Van Loan........................................     61     Senior Vice President, Technology
     Italia Commisso Weinand................................     49     Senior Vice President, Programming and
                                                                        Human Resources
     Charles J. Bartolotta..................................     48     Senior Vice President, Customer Operations
     Calvin G. Craib........................................     48     Senior Vice President, Business Development
     William I. Lees, Jr....................................     44     Senior Vice President, Corporate Controller
     Joseph E. Young........................................     54     Senior Vice President, General Counsel and
                                                                        Secretary
     Craig S. Mitchell......................................     44     Director
     William S. Morris III..................................     68     Director
     Thomas V. Reifenheiser.................................     67     Director
     Natale S. Ricciardi....................................     54     Director
     Robert L. Winikoff.....................................     56     Director

       Rocco B. Commisso has 25 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada's affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank's lending activities to communications firms including the cable industry. He serves on the board of directors of the National Cable Television Association, Cable Television Laboratories, Inc and C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

       Mark E. Stephan has 16 years of experience with the cable television industry and has served as our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

       James M. Carey has 21 years of experience in the cable television industry. Before joining us in September 1997, Mr. Carey was founder and President of Infinet Results, a telecommunications consulting firm, from December 1996. Mr. Carey served as Executive Vice President, Operations at MediaOne Group from August 1995 to November 1996, where he was responsible for MediaOne's Atlanta cable operations. Prior to that time, he served as Regional Vice President of Cablevision Industries' Southern region. Mr. Carey is a member of the board of directors of the American Cable Association and the Cable Television Association of Georgia.

       John G. Pascarelli has 22 years of experience in the cable television industry. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

       Joseph Van Loan has 30 years of experience in the cable television industry. Before joining us in November 1996, Mr. Van Loan served as Senior Vice President, Engineering for Cablevision Industries from 1990. Prior to that time, he managed a private telecommunications consulting practice specializing in domestic and international cable television and broadcasting and served as Vice President, Engineering for Viacom Cable. Mr. Van Loan received the 1986 Vanguard Award for Science and Technology from the National Cable Television Association.

       Italia Commisso Weinand has 26 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. Ms. Weinand is the sister of Mr. Commisso.

       Charles J. Bartolotta has 20 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

       Calvin G. Craib has 21 years of experience in the cable television industry. Before joining us in April 1999 as Vice President, Business Development, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

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

       Joseph E. Young has 18 years of experience with the cable television industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

       Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past five years. He currently serves as its Vice President of Finance and Treasurer and is also a member of its board of directors.

       William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past five years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

       Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company, a leading owner and operator of outdoor advertising and logo sign displays.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our Class A common stock has been traded on the Nasdaq National Market under the symbol "MCCC" since February 4, 2000, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by the Nasdaq National Market:

                                          2002                  2001
                                  --------------------   -------------------
                                    High        Low        High        Low
                                  ---------   --------   --------   --------
               First Quarter      $   18.22   $  13.68   $  22.06   $  16.56
               Second Quarter     $   13.78   $   7.45   $  21.99   $  15.22
               Third Quarter      $    7.25   $   3.98   $  18.96   $  12.91
               Fourth Quarter     $   10.36   $   3.63   $  18.26   $  12.14

       As of March 25, 2003, there were approximately 131 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

       During the year ended December 31, 2002, we granted stock options to certain of our employees to purchase an aggregate of 604,735 shares of Class A common stock at an exercise price ranging from $11.96 to $12.49 per share.

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

       In the table below, we provide you with selected historical consolidated financial and operating data for the years ended December 31, 1998 through 2002 and balance sheet data as of December 31, 1998 through 2002, which are derived from our audited consolidated financial statements. We have significantly expanded our business through acquisitions. In 2001, we acquired from AT&T Broadband, LLC cable systems serving approximately 800,000 basic subscribers for an aggregate purchase price of $2.06 billion. In 2000, we acquired cable systems serving approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million. In 1999, we acquired cable systems serving approximately 358,000 basic subscribers for an aggregate purchase price of $759.6 million.

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                    2002           2001           2000           1999           1998
                                                ------------   ------------   ------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                               (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
 Revenues                                       $    923,033   $    585,175   $    328,258   $    174,961   $    129,297
 Costs and expenses:
  Service costs(1)                                   359,737        219,479        110,442         56,967         43,849
  Selling, general and administrative
   expenses                                          173,970        105,794         55,820         32,949         25,596
  Corporate expenses(2)                               12,752          8,705          6,029          6,951          5,797
  Depreciation and amortization                      319,435        310,785        178,331        101,065         65,793
  Non-cash stock charges relating to
   corporate expenses(3)                               5,323          2,904         28,254         15,445              -
                                                ------------   ------------   ------------   ------------   ------------
 Operating income (loss)                              51,816        (62,492)       (50,618)       (38,416)       (11,738)
 Interest expense, net(4)                            188,304        139,867         68,955         37,817         23,994
 Loss on derivative instruments, net(5)               13,877          8,441              -              -              -
 Other expense (income)(6)                            11,093        (21,653)        30,024          5,087          4,058
                                                ------------   ------------   ------------   ------------   ------------
 Net loss before income taxes                       (161,458)      (189,147)      (149,597)       (81,320)       (39,790)
 Provision for income taxes                              200             87            250              -              -
                                                ------------   ------------   ------------   ------------   ------------
 Net loss before cumulative effect of
  accounting change                                 (161,658)      (189,234)      (149,847)       (81,320)       (39,790)
 Cumulative effect of accounting
  change(7)                                                -         (1,642)             -              -              -
                                                ------------   ------------   ------------   ------------   ------------
 Net loss                                       $   (161,658)  $   (190,876)  $   (149,847)  $    (81,320)  $    (39,790)
                                                ============   ============   ============   ============   ============
 Basic and diluted loss per share:(8)
  Before cumulative effect of
   accounting change                            $      (1.35)  $      (1.78)  $      (1.79)  $      (7.82)  $      (5.28)
 Cumulative effect of accounting
  change                                                   -          (0.02)             -              -              -
                                                ------------   ------------   ------------   ------------   ------------
 Loss per share                                 $      (1.35)  $      (1.80)  $      (1.79)  $      (7.82)  $      (5.28)
                                                ============   ============   ============   ============   ============
 Weighted average common shares
  outstanding(8)                                 119,607,605    105,779,737     83,803,032     10,403,749      7,537,912
BALANCE SHEET DATA (END OF PERIOD):
 Total assets                                   $  3,703,974   $  3,664,848   $  1,379,972   $  1,272,881   $    451,152
 Total debt                                        3,019,000      2,798,000        987,000      1,139,000        337,905
 Total stockholders' equity                          346,541        507,576        261,621         54,615         78,651

                                                        (continued on next page)
                                       28

                                                                         YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                    2002           2001           2000           1999           1998
                                                ------------   ------------   ------------   ------------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                               (UNAUDITED)
OTHER DATA:
 System cash flow(9)                            $    393,642   $    265,725   $    161,996   $     85,045   $     59,852
 System cash flow margin(10)                            42.6%          45.4%          49.4%          48.6%          46.3%
 Operating cash flow(9) .                       $    380,890   $    257,020   $    155,967   $     78,094   $     54,055
 Operating cash flow margin(11)                         41.2%          43.9%          47.5%          44.6%          41.8%
 Net cash flows provided by (used in):
  Operating activities                          $    174,203   $    258,625   $     95,527   $     54,216   $     53,556
  Investing activities                              (421,602)    (2,402,947)      (297,110)      (851,548)      (397,085)
  Financing activities                               215,316      2,203,477        201,262        799,593        344,714
OPERATING DATA
(END OF PERIOD, EXCEPT AVERAGE):
 Homes passed(12)                                  2,715,000      2,630,000      1,173,000      1,071,500        520,000
 Basic subscribers(13)                             1,592,000      1,595,000        779,000        719,000        354,000
 Basic penetration(14)                                  58.6%          60.6%          66.4%          67.1%          68.1%
 Digital customers(15)                               371,000        321,000         40,000          5,300              -
 Data customers(16)                                  191,000        115,000         15,600          5,100          4,729
 Average monthly revenues per basic
  subscriber(17)                                $      50.10   $      44.54   $      38.34   $      35.01   $      32.88

----------
(1) Service costs for the years ended December 31, 2002 and 2001 include $4.3 million and $5.8 million, respectively, of non-recurring incremental expenses related to the transition from Excite@Home to Mediacom Online(SM).

(2) Represents actual corporate expenses subsequent to our initial public offering in February 2000 and fees paid to Mediacom Management Corporation, a Delaware corporation, for management services rendered to our operating subsidiaries under management agreements prior to our initial public offering. Such management agreements were terminated upon the completion of our initial public offering. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. See Note 10 of our consolidated financial statements.

(3)    Non-cash stock charges relating to corporate expenses:

       . for the years ended December 31, 2002 and 2001 resulted from the vesting of equity grants made during 1999 to certain members of our management team.

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

(9) Operating cash flow and system cash flow represent non-GAAP measures and are included in this report because our management believes that operating cash flow and system cash flow are meaningful measures of performance commonly used in the cable television industry and by the investment community to analyze and compare cable television companies. Our definitions of operating cash flow and system cash flow may not be identical to similarly titled measures reported by other companies.

       The following represents a reconciliation of operating income (loss) to operating cash flow and system cash flow:

                                                          YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------
                                         2002         2001          2000          1999          1998
                                      ----------   ----------    ----------    ----------    ----------
                                                            (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)
Operating income (loss)               $   51,816   $  (62,492)   $  (50,618)   $  (38,416)   $  (11,738)
Adjustments:
 Depreciation and  amortization          319,435      310,785       178,331       101,065        65,793
 Non-cash stock charges relating to
  corporate expenses                       5,323        2,904        28,254        15,445             -
 Non-recurring incremental expenses        4,316        5,823             -             -             -
                                      ----------   ----------    ----------    ----------    ----------
Operating cash flow                      380,890      257,020       155,967        78,094        54,055
 Corporate expenses                       12,752        8,705         6,029         6,951         5,797
                                      ----------   ----------    ----------    ----------    ----------
System cash flow                      $  393,642   $  265,725    $  161,996    $   85,045    $   59,852
                                      ==========   ==========    ==========    ==========    ==========

       These measurements of operating cash flow and system cash flow are:

       . not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income
             (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity;

       . not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and

       . should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(10) Represents system cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 9 above.

(11) Represents operating cash flow as a percentage of revenues. This measurement is used by us, and is commonly used in the cable television industry, to analyze and compare cable television companies on the basis of operating performance, for the reasons discussed in note 9 above.

(12) Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(13) Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(14)   Represents basic subscribers as a percentage of homes passed.

(15)   Represents customers that receive digital cable services.

(16) Represents customers that access the Internet through cable modem service or a conventional modem and telephone line connection.

(17) Represents average monthly revenues for the last three months of the period divided by average basic subscribers for such period. Average monthly revenues per basic subscriber includes the revenues of acquisitions of cable systems made during the last three months of the period as if such acquisitions were completed at the beginning of the three month period. This measurement is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000.

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

       Until our initial public offering in February 2000, Mediacom Management Corporation, a Delaware corporation, provided management services to the operating subsidiaries of Mediacom LLC under management agreements and received annual management fees. Such management agreements were terminated upon the date of our initial public offering. At that time, Mediacom Management's employees became our employees and its corporate overhead became our corporate overhead. These employee expenses and corporate overhead are reflected as our corporate expenses. See Note 10 of our consolidated financial statements.

ACQUISITIONS

       We significantly expanded our business in the last three years through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. On June 29, 2001, we acquired from AT&T Broadband, LLC cable systems in the state of Missouri serving approximately 94,000 basic subscribers for a purchase price of approximately $300.0 million. On July 18, 2001, we acquired from AT&T Broadband cable systems in the states of Georgia, Illinois and Iowa serving approximately 706,000 basic subscribers for an aggregate purchase price of approximately $1.76 billion. In 2000, we acquired cable systems serving a total of 53,000 basic subscribers as of their respective dates of acquisition for an aggregate purchase price of $109.2 million (the "2000 Acquisitions"). These acquisitions affect the comparability of our historical results of operations.

GENERAL

       We have generated significant increases in revenues principally as a result of our acquisition activities and increases in monthly revenues per basic subscriber. Approximately 88.1% of our revenues for the year ended December 31, 2002 are attributable to video revenues from monthly subscription fees charged to customers for our core cable television services, including basic, expanded basic and premium programming, digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees and other ancillary revenues. Data revenues from cable modem service and advertising revenues represent 7.6% and 4.3% of our revenues, respectively. Franchise fees charged to customers are included in their corresponding revenue category.

       Our operating expenses consist of service costs and selling, general and administrative expenses directly attributable to our cable systems. Service costs include fees paid to programming suppliers, expenses related to copyright fees, wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation due to the introduction of new programming services and to increases in the rates charged for existing programming services. Under the Federal Communication Commission's existing cable rate regulations, we are allowed to increase our rates for cable television services to more than cover any increases in the programming and copyright costs. However, competitive conditions or other factors in the marketplace may limit our ability to increase our rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

       The high level of depreciation and amortization associated with our acquisition activities and capital investment program, as well as the interest expense related to our financing activities, have caused us to report net losses. We believe that such net losses are common for cable television companies and anticipate that we will continue to incur net losses for the foreseeable future.

ACTUAL RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

       The following historical information includes the results of operations of the AT&T cable systems, acquired in June and July 2001, only for that portion of the respective period that we owned such cable systems.

       Basic subscribers were 1,592,000 at December 31, 2002, as compared to 1,595,000 at December 31, 2001. We acquired 3,000 basic subscribers during the first quarter of 2002.

       Digital customers were 371,000 at December 31, 2002, as compared to 321,000 at December 31, 2001.

       Data customers were 191,000 at December 31, 2002, as compared to 115,000 at December 31, 2001.

       Revenues. Revenues increased 57.7% to $923.0 million for the year ended December 31, 2002 as compared to $585.2 million for the year ended December 31, 2001. Of the revenue increase of $337.8 million, $249.2 was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, revenues increased primarily due to rate increases in our video services and to customer growth in our digital and high-speed Internet access services, partially offset by a slight decline in basic subscribers. Revenues by service offering were as follows (dollars in millions):

                                           YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                          2002                 2001
                                  ----------------------------------------
                                               % of                 % of
                                   Amount    Revenues    Amount   Revenues
                                  ---------  --------   --------  --------
               Video..........    $   812.8     88.1%   $  541.5     92.5%
               Data...........         70.7      7.6        26.2      4.5
               Advertising....         39.5      4.3        17.5      3.0
                                  ---------  --------   --------  --------
                                  $   923.0    100.0%   $  585.2    100.0%
                                  =========  ========   ========  ========

       Video revenues increased 50.1% to $812.8 million for the year ended December 31, 2002, as compared to $541.5 million for the year ended December 31, 2001. Of the video revenue increase of $271.3 million, $219.7 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, video revenues increased primarily due to rate increases in our video services and to customer growth in our digital cable services.

       Data revenues increased 169.8% to $70.7 million for the year ended December 31, 2002, as compared to $26.2 million for the year ended December 31, 2001. Of the data revenue increase of $44.5 million, $13.8 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, data revenues increased primarily due to customer growth in our high-speed Internet access service.

       Advertising revenues increased 125.7% to $39.5 million for the year ended December 31, 2002, as compared to $17.5 million for the year ended December 31, 2001. Of the advertising revenue increase of $22.0 million, $15.8 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, advertising revenues increased primarily due to a general improvement in local and national advertising markets.

       Service costs. Service costs increased 63.9% to $359.7 million for the year ended December 31, 2002, as compared to $219.5 million for the year ended December 31, 2001. Of the service costs increase of $140.2 million, $102.2 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, service costs increased primarily due to higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in our high-speed Internet access services. As a percentage of revenues, service costs were 39.0% for the year ended December 31, 2002, as compared with 37.5% for the year ended December 31, 2001.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased 64.4% to $174.0 million for the year ended December 31, 2002, as compared to $105.8 million for the year ended December 31, 2001. Of the selling, general and administrative expenses increase of $68.2 million, $57.4 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, selling, general and administrative expenses increased primarily as a result of higher marketing expenses related to our digital and high-speed Internet services. As a percentage of revenues, selling, general and administrative expenses were 18.8% for the year ended December 31, 2002 as compared with 18.1% for the year ended December 31, 2001.

       Corporate expenses. Corporate expenses increased 46.5% to $12.8 million for the year ended December 31, 2002, as compared to $8.7 million for the year ended December 31, 2001. This was principally due to an increase in corporate employees and their related costs. As a percentage of revenues, corporate expenses were 1.4% for the year ended December 31, 2002 as compared with 1.5% for the year ended December 31, 2001.

       Depreciation and amortization. Depreciation and amortization increased 2.8% to $319.4 million for the year ended December 31, 2002, as compared to $310.8 million for the year ended December 31, 2001. This was due to the depreciation and amortization expense associated with our purchase of the AT&T cable systems and ongoing investments in our cable systems. This increase was substantially offset by the adoption of SFAS 142, effective January 1, 2002, which reduced amortization expense by $144.9 million during the year ended December 31, 2002.

       Non-cash stock charges relating to corporate expenses. Non-cash stock charges relating to corporate expenses increased 83.3% to $5.3 million for the year ended December 31, 2002, as compared to $2.9 million for the year ended December 31, 2001. This charge represented vesting in equity interests granted to certain members of MCC's management team in 1999. During the year ended December 31, 2002, the vesting in such equity interests was accelerated, and accordingly, the remainder of the related charges were expensed.

       Interest expense, net. Interest expense, net, increased 34.6% to $188.3 million for the year ended December 31, 2002 as compared to $139.9 million for the year ended December 31, 2001. This was due primarily to additional indebtedness resulting from the acquisitions of the AT&T cable systems and the ongoing investments in our cable systems, partially offset by lower interest rates on our variable rate debt.

       Loss on derivative instruments, net. Loss on derivative instruments, net, was $13.9 million for the year ended December 31, 2002, as compared to $8.4 million for the year ended December 31, 2001 primarily due to an increase in the notional amount of interest rate exchange agreements under which we pay fixed interest rates, and a decline in market interest rates.

       Other expenses (income). Other expenses were $11.1 million for the year ended December 31, 2002, as compared to $21.7 million of other income for the year ended December 31, 2001. Other expenses represented fees on unused credit commitments under our bank credit facilities, and amortization of deferred financing costs. Other income in 2001 reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of our contract with SoftNet Systems.

       Net loss. Due to the factors described above, we generated a net loss of $161.7 million for the year ended December 31, 2002 as compared to a net loss of $190.9 million for the year ended December 31, 2001.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

       The following historical information includes the results of operations of the 2000 Acquisitions and the acquisitions of the AT&T cable systems (together, the "2000-2001 Acquisitions"), only for that portion of the respective period that such cable systems were owned by us.

       Basic subscribers were 1,595,000 at December 31, 2001, as compared to 779,000 at December 31, 2000.

       Digital customers were 321,000 at December 31, 2001, as compared to 40,000 at December 31, 2000.

       Data customers were 115,000 at December 31, 2001, as compared to 15,600 at December 31, 2000.

       Revenues. Revenues increased 78.3% to $585.2 million for the year ended December 31, 2001 as compared to $328.3 million for the year ended December 31, 2000. Of the revenue increase of $256.9 million, $234.3 was attributable to the 2000-2001 Acquisitions. Excluding the effects of such acquisitions, revenues increased primarily due to basic rate increases associated with new programming introductions in our core cable television services and to customer growth in our digital cable and high-speed Internet access services, partially offset by a slight decline in basic subscribers. Revenues by service offering were as follows (dollars in millions):

                                           YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                          2001                 2000
                                  ----------------------------------------
                                               % of                 % of
                                   Amount    Revenues    Amount   Revenues
                                  ---------  --------   --------  --------

               Video..........    $   541.5      92.5%  $  317.9    96.8
               Data...........         26.2       4.5        5.9     1.8
               Advertising....         17.5       3.0        4.5     1.4
                                  ---------  --------   --------  --------
                                  $   585.2     100.0%  $  328.3   100.0%
                                  =========  ========   ========  ========

       Video revenues increased 70.1% to $541.5 million for the year ended December 31, 2001, as compared to $317.9 million for the year ended December 31, 2000. Of the video revenue increase of $223.6million, $203.7million was attributable to the 2000-2001 Acquisitions. Excluding the effects of such acquisitions, video revenues increased primarily due to basic rate increases largely associated with new programming introductions and to customer growth in our digital cable services.

       Data revenues increased 376.4% to $26.2 million for the year ended December 31, 2001, as compared to $5.9 million for the year ended December 31, 2000. Of the data revenue increase of $20.3 million, $17.1 million was attributable to the 2000-2001 Acquisitions. Excluding the effects of such acquisitions, data revenues increased primarily due to customer growth in our high-speed Internet access service.

       Advertising revenues increased by 288.9% to $17.5 million for the year ended December 31, 2001, as compared to $4.5 million for the year ended December 31, 2000. The advertising revenue increase of $13.0 million was principally attributable to the 2000-2001 Acquisitions.

       Service costs. Service costs increased 98.7% to $219.5 million for the year ended December 31, 2001 as compared to $110.4 million for the year ended December 31, 2000. Service costs for the year ended December 31, 2001 include $5.8 million of incremental expenses related to the transition from Excite@Home to our Mediacom Online(SM) high-speed Internet access service. Of the increase in service costs of $109.1 million, $96.6 million was attributable to the 2000-2001 Acquisitions. Excluding the effects of such acquisitions, these costs increased primarily as a result of higher programming expenses, including rate increases by programming suppliers for existing services and the costs of new channel additions. As a percentage of revenues, service costs were 37.5% for the year ended December 31, 2001, as compared with 33.6% for the year ended December 31, 2000.

       Selling, general and administrative expenses. Selling, general and administrative expenses increased 89.5% to $105.8 million for the year ended December 31, 2001 as compared to $55.8 million for the year ended December 31, 2000. Of the increase in selling, general and administrative expenses of $50.0 million, $45.5 million was attributable to the 2000-2001 Acquisitions. Excluding the effects of such acquisitions, these costs increased primarily as a result of higher bad debt and customer service employee expenses, and increased marketing costs associated with the promotion of our digital cable and high-speed Internet access services. As a percentage of revenues, selling, general and administrative expenses were 18.1% for the year ended December 31, 2001, as compared with 17.0% for the year ended December 31, 2000.

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

       Loss on derivative instruments, net. Loss on derivative instruments, net, was $8.4 million for the year ended December 31, 2001, due to the change in the fair value of our interest rate exchange agreements as a result of the decrease in market interest rates.

       Interest expense, net. Interest expense, net, increased 102.8% to $139.9 million for the year ended December 31, 2001 as compared to $69.0 million for the year ended December 31, 2000. This increase was due primarily to additional indebtedness resulting from the acquisition of the AT&T cable systems, partially offset by declining interest rates on our variable rate debt.

       Other expenses (income). Other income of $21.7 million for the year ended December 31, 2001 was principally due to the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of our contract with SoftNet Systems, offset in part by other expenses. Other expenses of $30.0 million for the year ended December 31, 2000 was principally due to a non-cash loss of $28.5 million resulting from the decline in the value of our investment in shares of SoftNet Systems common stock that was deemed other than temporary.

       Provision for income taxes. Provision for income taxes was $0.1 million for the year ended December 31, 2001 as compared to $0.3 million for the year ended December 31, 2000. This provision primarily relates to minimum state and local taxes and capital taxes.

       Cumulative Effect of Accounting Change. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". As a result, we recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001.

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

     OPERATING ACTIVITIES

       Cash provided by operations for the years ended December 31, 2002 and 2001 was $174.2 million and $258.6 million, respectively. There were significant working capital sources relating to the acquisitions of the AT&T cable systems in 2001 that did not recur in 2002.

     INVESTING ACTIVITIES

       Cash used in investing activities for the years ended December 31, 2002 and 2001 was $421.6 million and $2.4 billion, respectively. In 2001, we completed the acquisitions of the AT&T cable systems. In 2002, we did not complete any significant acquisitions of cable systems.

       Our capital expenditures were $408.3 million, $285.4 million and $183.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The higher capital expenditures in 2002 reflect the significant investments we have made as a result of our accelerated network upgrade program and our ownership of the AT&T cable systems for the full year. As of December 31, 2002, as a result of our cumulative capital investment in our network upgrade program, approximately 96% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 91% of our homes passed were activated with two-way communications capability. At year end 2002, our digital cable service was available to approximately 1.5 million basic subscribers, and our cable modem service was marketed to about 2.3 million homes passed by our cable systems.

       We expect to complete our planned network upgrade program by June 2003, at which time we anticipate that approximately 98% of our cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including the infrastructure for our high-speed Internet service, cable modems, digital converters, new plant construction, headend eliminations, regional fiber interconnections and network replacement, we expect to invest between $250.0 million and $270.0 million in capital expenditures in 2003.

       On June 29, 2001, we completed the acquisition of AT&T cable systems serving approximately 94,000 basic subscribers in Missouri. The purchase price for these cable systems was approximately $300.0 million.

       On July 18, 2001, we completed the acquisition of AT&T cable systems serving approximately 706,000 basic subscribers in Georgia, Illinois and Iowa. The aggregate purchase price for these cable systems was approximately $1.76 billion.

     FINANCING ACTIVITIES

       Cash provided by financing activities for the years ended December 31, 2002 and 2001 was $215.3 million and $2.2 billion, respectively. In 2001, cash provided by financing activities funded our acquisitions of the AT&T cable systems.

       To finance our prior acquisitions and our network upgrade program and to provide liquidity for future capital needs, we completed the undernoted financing arrangements.

       On January 24, 2001, our direct and indirect subsidiaries, Mediacom LLC and Mediacom Capital Corporation, a New York corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013. Interest on the 9 1/2% senior notes is payable semi-annually on January 15 and July 15, which commenced on July 15, 2001. Approximately $467.5 million of the net proceeds were used to repay a substantial portion of the indebtedness outstanding under our bank credit facilities and related accrued interest. The balance of the net proceeds was used for general corporate purposes.

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

       The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $898.0 million was outstanding as of December 31, 2002. The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $1.1 billion, of which $723.5 million was outstanding as of December 31, 2002. Mediacom LLC's bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if Mediacom LLC does not refinance its $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

       We have entered into interest rate exchange agreements, which expire from April 2003 through March 2007, to hedge $940.0 million of floating rate debt, including $150.0 million completed subsequent to December 31, 2002. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, we do not anticipate their nonperformance. As of the date of this report, about 77% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

       As of December 31, 2002, our total debt was $3.019 billion and we had unused credit commitments of about $844.0 million under all of our bank credit facilities and our annualized cost of debt capital was approximately 6.6%. As of January 1, 2003, after giving effect to scheduled step downs in the maximum leverage covenants in our bank credit facilities, approximately $600.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. As of December 31, 2002, we were in compliance with all debt covenants.

       During October 2002, we purchased approximately 1.5 million shares of our Class A common stock for an aggregate cost of approximately $6.0 million at share prices ranging from $3.59 to $4.29 per share. These purchases were completed under the $50.0 million Class A stock repurchase program authorized by the Board of Directors in May 2000. As of the filing date of this report, approximately $43.4 million of the original $50.0 million authorization remains available under the Class A stock repurchase program.

       Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital, capital expenditure and acquisition requirements. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

       The table below summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2002 and thereafter. The amounts represent the maximum future contractual obligations, some of which may be settled by delivering equity securities.

                                       LONG-TERM      OPERATING
                                        DEBT/(a)/       LEASES          TOTAL
                                      ------------   ------------   ------------
                                                (DOLLARS IN THOUSANDS)

       2003.......................    $      2,000   $      3,341   $      5,341
       2004.......................          10,500          2,316         12,816
       2005.......................          57,000          1,658         58,658
       2006.......................         383,750          1,373        385,123
       2007 ......................         247,000          1,119        248,119
       Thereafter.................       2,318,750          5,720      2,324,470
                                      ------------   ------------   ------------
       Total cash obligations.....    $  3,019,000   $     15,527   $  3,034,527
                                      ============   ============   ============
----------

/(a)/  Includes $172.5 million of convertible senior notes due 2006.

CRITICAL ACCOUNTING POLICIES

       The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

       We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements. For a detailed description of our significant accounting policies, please see Note 2 of our consolidated financial statements.

     PROPERTY, PLANT AND EQUIPMENT

       In accordance with Statement of Financial Accounting Standards No. 51, "Financial Reporting by Cable Television Companies," we capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

     IMPAIRMENT OF LONG-LIVED ASSETS

       We follow the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. Based on our review, there has been no impairment of long-lived assets under SFAS 144.

     GOODWILL AND OTHER INTANGIBLE ASSETS

       Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Upon adoption, we performed initial impairment tests and determined that there was no impairment. We conducted our annual impairment tests as of September 30, 2002, utilizing discounted cash flow analysis, and they did not result in any impairment of goodwill or indefinite-lived intangible assets. The impact of adopting SFAS 142 was to reduce amortization expense by $144.9 million for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

       In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which (i) amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation;
(ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the requirements of item (ii) in Note 15 of our consolidated financial statements and will include the requirements of item (iii) beginning in our first interim period after December 15, 2002.

INFLATION AND CHANGING PRICES

       Our systems' costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission's existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming and copyright costs. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

RISK FACTORS

     We have a history of net losses and may not be profitable in the future.

       We have had a history of net losses and expect to continue to report net losses for the foreseeable future, which could cause the prices at which our stock and other securities trade to decline and adversely affect our ability to finance our business in the future. We reported net losses of $149.8 million, $190.9 million and $161.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. The principal reasons for our prior and anticipated net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money.

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

       Our total debt as of December 31, 2002 was approximately $3.0 billion. Our interest expense for the year ended December 31, 2002 was $188.3 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

       This high level of debt and our debt service obligations could have material consequences, including that:

       . our ability to access new sources of financing for working capital, capital expenditures, acquisitions or other purposes may be limited;

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

       Our business has required substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional services. While we have substantially completed our planned system upgrades, if there is accelerated growth in our digital cable and data customers, or we decide to introduce new advanced services, or the cost to provide these services increases, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance our capital improvement program or any additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

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

       We expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, such as high-speed Internet access service, digital cable services and video-on-demand, and acquisitions of additional cable systems. We may not be able to successfully expand these services, and it is possible that they will not generate significant revenue growth. As of the filing date of this report, there were no material pending acquisitions. We may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete future acquisitions. Among other things, in recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects and may increase the purchase price for any acquisitions we pursue.

     Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

       Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase in programming costs is expected to continue, and we may not be able to pass programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able pass all of our costs of the additional programming on to our customers without the potential loss of basic subscribers. To the extent that we are unable to pass increased or additional programming costs through to subscribers, our business and results of operations will be adversely affected.

       We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.

     Failure to negotiate or renew programming contracts could adversely affect our business and results of operations.

       Following our acquisitions of the AT&T cable systems, substantially all of the programming services carried on those cable systems were without written contracts with the respective program suppliers. We have completed agreements for several of those programming services and are continuing to negotiate terms for the remainder of the services. From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as we negotiate contract renewals. While we could obtain access to most of these programming services through a national programming purchasing cooperative or by relying on certain protective provisions of the Communications Act, we are unable to guarantee that we will be able to provide without interruption any programming service that is not covered by a written contract. Prolonged loss of access to certain of these programming services could result in our customers switching to our competitors or have other material adverse effects on our business and results of operations.

     We may not be able to compete effectively in the highly competitive media and telecommunications industries.

       The communications industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities. Our traditional cable television business faces direct competition from other cable companies, municipal-owned utilities, telephone companies, and, most significantly, from direct broadcast satellite operators. Our high-speed Internet access service is subject to competition from telephone companies using digital subscriber line technology, direct broadcast satellite operators and other Internet service providers. We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products.

       We anticipate that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with our businesses. We cannot assure you that upgrading our cable systems will allow us to compete effectively. Additionally, if we expand and introduce new and enhanced telecommunications services, we will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may affect our business and results of operations in the future.

     Continued growth of direct broadcast satellite operators could adversely affect our business and results of operations.

       Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets that we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services.

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

      In addition, our subsidiary credit facilities provide that a default will result if any person or group, other than Mr. Commisso and certain of his affiliates, becomes the beneficial owner of an amount of aggregate voting power of our common stock on a fully-diluted basis that equals or exceeds the greater of: (i) 35% and (ii) the amount of aggregate voting power of our common stock on a fully diluted basis owned by Mr. Commisso and such affiliates at the time.

     Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, which could inhibit or prevent a change of control or change in management. A sale of his stock could result in a change of control that would have unpredictable effects.

       Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned our common stock representing approximately 80.4% of the combined voting power as of December 31, 2002. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. Mr. Commisso's voting power may have the effect of discouraging offers to acquire Mediacom because any such acquisition would require his consent.

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

The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We will have to renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, which concessions or other commitments could be costly to obtain. The Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials fo renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be required to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

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

       Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an "overbuild." As of the filing date of this report, approximately 9.4% of the homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition will not develop in other markets that we now serve or that we will serve after any future acquisitions.

     Pending FCC and court proceedings could adversely affect our Internet access service.

       The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. Although the FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation, the FCC is still considering whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as "open access", whether certain other regulatory requirements do or should apply to cable modem service, and whether and to what extent this service may be subject to local franchise authorities' regulatory requirements or franchise fees. There can be no assurance that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. Such requirements could have a negative impact on our business and results of operations.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       In the normal course of business, we use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of December 31, 2002, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $790.0 million is fixed at a weighted average rate of approximately 4.0%, plus the average applicable margin over the eurodollar rate option under our bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, we do not anticipate their nonperformance. At December 31, 2002, we would have paid approximately $24.0 million if we terminated these agreements, inclusive of accrued interest. The table below provides information on our long-term debt. See Note 7 to our consolidated financial statements.

                                                  EXPECTED MATURITY
                      ----------------------------------------------------------------------
                                          (ALL DOLLAR AMOUNTS IN THOUSANDS)
                         2003       2004       2005       2006        2007       THEREAFTER       TOTAL      FAIR VALUE
                      --------    --------  ---------   ---------   ---------    -----------   -----------   -----------
Fixed rate            $      -    $      -  $       -   $       -   $       -    $   200,000   $   200,000   $   181,000
Weighted average
 interest rate             8.5%        8.5%       8.5%        8.5%        8.5%           8.5%          8.5%

Fixed rate            $      -    $      -  $       -   $       -   $       -    $   125,000   $   125,000   $   104,000
Weighted average
 interest rate             7.9%        7.9%       7.9%        7.9%        7.9%          7.9%           7.9%

Fixed rate            $      -    $    -    $       -   $       -   $       -    $   500,000   $   500,000   $   456,000
Weighted average
 interest rate             9.5%        9.5%       9.5%        9.5%        9.5%           9.5%          9.5%

Fixed rate            $      -    $    -    $       -   $       -   $       -    $   400,000   $   400,000   $   421,000
Weighted average
 interest rate            11.0%       11.0%      11.0%       11.0%       11.0%          11.0%         11.0%

Fixed rate            $      -    $    -    $       -   $ 172,500   $       -    $         -   $   172,500   $   144,000
Weighted average
 interest rate             5.3%        5.3%       5.3%        5.3%        5.3%           5.3%          5.3%

Variable rate         $  2,000    $ 10,500  $  57,000   $ 211,250   $ 247,000    $ 1,093,750   $ 1,621,500   $ 1,621,500
Weighted average
 interest rate             4.3%        4.3%       4.3%        4.3%        4.3%          4.3%           4.3%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                                               PAGE
     Report of Independent Accountants-PricewaterhouseCoopers LLP............................................    50
     Report of Independent Public Accountants-Arthur Andersen LLP............................................    52
     Consolidated Balance Sheets as of December 31, 2002 and 2001............................................    53
     Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000..............    54
     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
      December 31, 2002, 2001 and 2000.......................................................................    55
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000..............    56
     Notes to Consolidated Financial Statements..............................................................    57
     Financial Statement Schedule:  Schedule II-Valuation and Qualifying Accounts............................    73

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Mediacom Communications Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries (the Company) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company's consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

As discussed above, the Company's consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 included in Note 2. In our opinion, the transitional disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/S/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of Mediacom Communications Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 24, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule [previously referred to as
Schedule II - Valuation and Qualifying Accounts by the predecessor auditor] for the year ended December 31, 2002 listed in Item 8 of this Form 10-K. In our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedules of Mediacom Communications Corporation and its subsidiaries for the years ended December 31, 2001 and December 31, 2000, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statement schedules in their report dated February 13, 2002.

/S/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                           /S/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 13, 2002

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (All dollar amounts in 000's)

                                                                                                  DECEMBER 31,
                                                                                          ---------------------------
                                                                                              2002           2001
                                                                                          -----------    ------------
                                         ASSETS
Cash and cash equivalents.............................................................    $    31,224    $     63,307
Investments...........................................................................          4,070           4,070
Subscriber accounts receivable, net of allowance for doubtful accounts
 of $3,789 and $3,243, respectively...................................................         56,205          45,619
Prepaid expenses and other assets.....................................................         10,278          13,678
Investment in cable television systems:
   Inventory, net.....................................................................         18,795          53,676
   Property, plant and equipment, at cost.............................................      2,096,461       1,654,798
   Less: accumulated depreciation.....................................................       (631,427)       (374,268)
                                                                                          -----------    ------------
     Property, plant and equipment, net...............................................      1,465,034       1,280,530
   Intangible assets, net of accumulated amortization of $275,125 and
    $250,288 respectively.............................................................      2,072,404       2,151,805
                                                                                          -----------    ------------
     Total investment in cable television systems.....................................      3,556,233       3,486,011
Other assets, net of accumulated amortization of $17,966 and $11,474
   respectively.......................................................................         45,964          52,163
                                                                                          -----------    ------------
     Total assets.....................................................................    $ 3,703,974    $  3,664,848
                                                                                          ===========    ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Debt...............................................................................    $ 3,019,000    $  2,798,000
   Accounts payable and accrued expenses..............................................        305,172         329,866
   Deferred revenue...................................................................         33,261          29,406
                                                                                          -----------    ------------
     Total liabilities................................................................      3,357,433       3,157,272
                                                                                          -----------    ------------
   Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY
   Class A common stock, $.01 par value; 300,000,000 shares authorized;
    91,068,774 shares issued and 89,532,030 shares outstanding as of December
    31, 2002 and 90,539,380 shares issued and outstanding as of December 31, 2001.....            910             905
   Class B common stock, $.01 par value; 100,000,000 shares authorized;
    28,991,456 and 29,342,990 shares issued and outstanding as of December 31, 2002
    and 2001, respectively............................................................            291             293
   Additional paid-in capital.........................................................        981,343         974,760
   Accumulated deficit................................................................       (630,040)       (468,382)
   Treasury stock, at cost, 1,536,744 shares of Class A common stock..................         (5,963)              -
                                                                                          -----------    ------------
     Total stockholders' equity.......................................................        346,541         507,576
                                                                                          -----------    ------------
     Total liabilities and stockholders' equity.......................................    $ 3,703,974    $  3,664,848
                                                                                          ===========    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in 000's, except per share amounts)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                                2002          2001           2000
                                                                            -----------   -----------    ------------
Revenues................................................................    $   923,033   $   585,175    $    328,258

Costs and expenses:
     Service costs......................................................        359,737       219,479         110,442
     Selling, general and administrative expenses.......................        173,970       105,794          55,820
     Corporate expenses.................................................         12,752         8,705           6,029
     Depreciation and amortization......................................        319,435       310,785         178,331
     Non-cash stock charges relating to corporate expenses..............          5,323         2,904          28,254
                                                                            -----------   -----------    ------------
Operating income (loss).................................................         51,816       (62,492)        (50,618)

Interest expense, net...................................................        188,304       139,867          68,955
Loss on derivative instruments, net.....................................         13,877         8,441               -
Other expenses (income).................................................         11,093       (21,653)         30,024
                                                                            -----------   -----------    ------------
Net loss before provision for income taxes..............................       (161,458)     (189,147)       (149,597)
Provision for income taxes..............................................            200            87             250
                                                                            -----------   -----------    ------------
Net loss before cumulative effect of accounting change..................       (161,658)     (189,234)      (149,847)
Cumulative effect of accounting change..................................              -        (1,642)              -
                                                                            -----------   -----------    ------------
Net loss................................................................    $  (161,658)  $  (190,876)   $  (149,847)
                                                                            ===========   ===========    ============
Basic and diluted loss per share:

     Before cumulative effect of accounting change......................    $     (1.35)  $     (1.78)   $     (1.79)
     Cumulative effect of accounting change.............................              -         (0.02)              -
                                                                            -----------   -----------    ------------
Loss per share..........................................................    $     (1.35)  $     (1.80)   $     (1.79)
                                                                            ===========   ===========    ============
Weighted average common shares outstanding..............................        119,608       105,780          83,803

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                          (All dollar amounts in 000's)

                                               CLASS A     CLASS B    ADDITIONAL                   ACCUMULATED
                                                COMMON      COMMON      PAID-IN       CAPITAL      COMPREHENSIVE   ACCUMULATED
                                                 STOCK      STOCK       CAPITAL    CONTRIBUTIONS      LOSS           DEFICIT
                                               --------   ---------   ----------   -------------   -------------   -----------
Balance, December 31, 1999                     $      -   $       -   $        -   $     182,013   $         261   $  (127,659)
 Comprehensive loss:
   Net loss                                           -           -            -               -               -      (149,847)
   Unrealized loss on investments, net of
    deferred taxes                                    -           -            -              -             (675)            -
   Comprehensive loss
 Issuance of common stock in exchange for
  membership interests                              407         293      181,313        (182,013)              -             -
 Issuance of common stock in initial
  public offering, net of issuance costs            200           -      353,895               -               -             -
 Issuance of common stock in employee
  stock purchase plan                                 -           -          310               -               -             -

 Repurchase of Class A common stock                  (1)          -         (657)              -               -             -
 Vesting of equity granted to management,
  net of forfeiture                                   -           -        3,781               -               -             -
                                               --------    --------   ----------   -------------   -------------   -----------
Balance, December 31, 2000                     $    606   $    293   $  538,642    $           -   $        (414)  $  (277,506)
 Comprehensive loss:
   Net loss                                           -           -            -               -               -      (190,876)
   Unrealized gain on investments, net of
    deferred taxes                                    -           -            -               -             414             -
   Comprehensive loss
 Exercise of stock options                            -           -           51               -               -             -
 Issuance of common stock, net of
  issuance costs                                    299           -      432,616               -               -             -

 Issuance of common stock in employee
  stock purchase plan                                 -           -          547               -               -             -
 Vesting of equity granted to management,
  net of forfeiture                                   -           -        2,904               -               -             -
                                               --------    --------   ----------   -------------   -------------   -----------
Balance, December 31, 2001                     $     905   $    293   $  974,760   $           -   $           -   $  (468,382)
 Net loss                                             -           -            -               -               -      (161,658)
 Issuance of common stock in employee
  stock purchase plan                                 3           -        1,260               -               -             -
 Vesting of equity granted to management,
  net of forfeiture                                   -           -        5,323               -               -             -
 Transfer of stock                                    2          (2)
 Treasury stock, at cost                                                                                                     -
                                               --------    --------   ----------   -------------   -------------   -----------
Balance, December 31, 2002                     $    910    $    291   $  981,343   $           -   $           -   $  (630,040)
                                               ========    ========   ==========   =============   =============   ===========

                                                  TREASURY
                                                   STOCK,
                                                   AT COST         TOTAL
                                                 ------------    ----------
Balance, December 31, 1999                       $          -    $   54,615
 Comprehensive loss:
   Net loss                                                 -
   Unrealized loss on investments, net of
    deferred taxes                                          -
   Comprehensive loss                                              (150,522)
 Issuance of common stock in exchange for
  membership interests                                      -             -
 Issuance of common stock in initial
  public offering, net of issuance costs                    -       354,095
 Issuance of common stock in employee
  stock purchase plan                                       -           310
 Repurchase of Class A common stock                         -          (658)
 Vesting of equity granted to management,
  net of forfeiture                                         -         3,781
                                                 ------------    ----------
Balance, December 31, 2000                       $          -       261,621
 Comprehensive loss:
   Net loss                                                 -
   Unrealized gain on investments, net of
    deferred taxes                                          -
   Comprehensive loss                                              (190,462)
 Exercise of stock options                                  -            51
 Issuance of common stock, net of                           -
  issuance costs                                                    432,915
 Issuance of common stock in employee
  stock purchase plan                                       -           547
 Vesting of equity granted to management,
  net of forfeiture                                         -         2,904
                                                 ------------    ----------
Balance, December 31, 2001                       $          -    $  507,576
 Net loss                                                   -      (161,658)
 Issuance of common stock in employee
  stock purchase plan                                       -         1,263
 Vesting of equity granted to management,
  net of forfeiture                                         -         5,323
 Transfer of stock                                                        -
 Treasury stock, at cost                               (5,963)       (5,963)
                                                 ------------    ----------
Balance, December 31, 2002                       $     (5,963)   $  346,541
                                                 ============    ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All dollar amounts in 000's)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                               2002          2001           2000
                                                                           ------------  ------------    ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net loss..............................................................  $   (161,658) $   (190,876)   $   (149,847)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization.......................................       319,435       310,785         178,331
     Impairment of available-for-sale securities.........................             -           329          28,488
     Loss on derivative instruments, net.................................        13,877         8,441               -
     Vesting of management stock.........................................         5,323         2,904           3,781
     Other non-cash stock charges relating to corporate expenses.........             -             -          24,473
     Deferred income taxes...............................................             -          (687)              -
     Amortization of SoftNet Systems revenue.............................             -          (287)         (2,502)
     Termination of SoftNet Systems agreement............................             -       (29,957)              -
     Amortization of deferred financing costs............................         7,183         5,725               -
     Cumulative effect of accounting change, net of tax..................             -         1,642               -
     Changes in assets and liabilities, net of effects from acquisitions:
       Subscriber accounts receivable, net...............................       (10,601)      (10,560)           (980)
       Prepaid expenses and other assets.................................         3,400        (9,423)            491
       Accounts payable and accrued expenses.............................        (6,611)      138,591          13,296
       Deferred revenue..................................................         3,855        31,998              (4)
                                                                           ------------  ------------    ------------
         Net cash flows provided by operating activities.................       174,203       258,625          95,527
                                                                           ------------  ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures..................................................      (408,314)     (285,396)       (183,518)
   Acquisitions of cable television systems..............................        (6,548)   (2,113,336)       (112,142)
   Other investing activities............................................        (6,740)       (4,215)         (1,450)
                                                                           ------------  ------------    ------------
         Net cash flows used in investing activities.....................      (421,602)   (2,402,947)       (297,110)
                                                                           ------------  ------------    ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   New borrowings........................................................       539,750     2,396,000         318,000
   Repayment of debt.....................................................      (318,750)     (585,000)       (470,000)
   Net proceeds from sale of Class A common stock........................             -       432,915         354,095
   Proceeds from issuance of common stock in employee stock purchase
     plan and options exercised..........................................         1,263           598             310
   Repurchase of Class A common stock....................................        (5,963)            -            (658)
   Financing costs.......................................................          (984)      (41,036)           (485)
                                                                           ------------  ------------    ------------
         Net cash flows provided by financing activities.................       215,316     2,203,477         201,262
                                                                           ------------  ------------    ------------
         Net (decrease) increase  in cash and cash equivalents...........       (32,083)       59,155            (321)
CASH AND CASH EQUIVALENTS, beginning of year.............................        63,307         4,152           4,473
                                                                           ------------  ------------    ------------
CASH AND CASH EQUIVALENTS, end of year...................................  $     31,224  $     63,307    $      4,152
                                                                           ============  ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                  $    201,275  $     91,842    $     74,811
                                                                           ============  ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION

       Mediacom Communications Corporation ("MCC," and collectively with its direct and indirect subsidiaries, the "Company") is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2002, the Company was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

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

       Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC in the states of Georgia, Illinois, Iowa and Missouri (the "AT&T cable systems"). The Company completed the acquisitions of the AT&T cable systems in June and July 2001.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated financial statements include the accounts of MCC and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION

       Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from basic, premium, pay-per-view and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct installation costs incurred. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

     CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

       The Company's accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company's customer base and their geographic dispersion. The Company invests its cash with high quality financial institutions.

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

     INVENTORY

       Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and are stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is recorded at cost. The Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. The Company also capitalized interest in connection with cable system construction of approximately $6.8 million and $4.2 million for the years ended December 31, 2002 and 2001, respectively. Capitalized costs are charged to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

       Amounts incurred for repairs and maintenance are charged to operations in the period incurred.

       Depreciation is calculated on a straight-line basis over the following useful lives:

   Buildings..........................................  40 years
   Leasehold improvements.............................  Life of respective lease
   Cable systems and equipment........................  5 to 10 years
   Subscriber devices.................................  5 years
   Vehicles...........................................  5 years
   Furniture, fixtures and office equipment...........  5 to 10 years

     DEFINITE-LIVED INTANGIBLE ASSETS

       Definite-lived intangible assets include subscriber lists and covenants not to compete. Amortization of definite-lived intangible assets is calculated on a straight-line basis over the following lives:

  Subscriber lists...................................   5 to 10 years
  Covenants not to compete...........................   3 to 7 years

       As of December 31, 2002, these amortizable definite-lived intangible assets had a gross value of $173.5 million, with accumulated amortization of $130.1 million. The Company's estimated aggregate amortization expense for 2003 through 2007 and beyond is $23.5 million, $2.6 million, $2.6 million, $2.6 million, $2.6 million and $9.5 million, respectively.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     INDEFINITE-LIVED INTANGIBLE ASSETS

       Indefinite-lived intangible assets include franchise costs and goodwill. The Company has adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations" and No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of SFAS 141 had no effect on the Company's results of operations or financial position as the Company accounts for all acquisitions under the purchase method. The provisions of SFAS 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. Upon adoption, the Company performed initial impairment tests and determined that there was no impairment. The Company conducted its annual impairment tests as of September 30, 2002, utilizing discounted cash flow analysis, and they did not result in any impairment of goodwill or indefinite-lived intangible assets. The impact of adopting SFAS 142 was to reduce amortization expense by $144.9 million for the year ended December 31, 2002.

       The following table provides a reconciliation of the pro forma results of operations for the years ended December 31, 2001 and 2000 to the pro forma net loss that would have been reported had franchise cost and goodwill amortization not been recorded as of January 1, 2000, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2000:

                                                                    2001           2000
                                                                ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
                                                                         (UNAUDITED)
  Pro forma net loss (See note 4)...............................$   (266,924)  $   (350,890)
    Add back:  franchise cost amortization......................     129,978        129,978
    Add back:  goodwill amortization............................      14,955         14,955
                                                                ------------   ------------
  Adjusted pro forma net loss...................................$   (121,991)  $   (205,957)
  Pro forma basic and diluted loss per share (See note 4).......$      (2.52)  $      (4.19)
    Add back:  franchise cost amortization......................        1.23           1.55
    Add back:  goodwill amortization............................         .14            .18
                                                                ------------   ------------
  Adjusted pro forma basic and diluted loss per share...........$      (1.15)  $      (2.46)
                                                                ============   ============

     IMPAIRMENT OF LONG-LIVED ASSETS

       The Company follows the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There has been no impairment of long-lived assets of the Company under SFAS 144. The Company adopted SFAS 144 as of January 1, 2002.

     OTHER ASSETS

       Other assets include debt financing costs of approximately $46.0 million and $52.2 million as of December 31, 2002 and 2001, respectively. Financing costs incurred to raise debt are deferred and amortized over the expected term of such financings and are included in other expense (income).

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS

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

     STOCK OPTIONS

       The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees". Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the option exercise price and is charged to operations over the vesting period. See Note 15 for pro forma information relating to treatment of the Company's stock option plans under Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation".

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

     RECENT ACCOUNTING PRONOUNCEMENTS

       In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), which (i) amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation;

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002.

(3)    LOSS PER SHARE

       The Company calculates loss per share in accordance with Statement Financial of Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Due to its current losses, the Company does not have any additional securities outstanding that would have a dilutive effect on the weighted average common shares outstanding. The effects of stock options and convertible debt were anti-dilutive because the Company generated net losses for the periods presented. Accordingly, diluted loss per share equaled basic loss per share. If the Company did not have net losses for the years ended December 31, 2002 and 2001, the number of dilutive shares that would have been included in the earnings per share calculation totaled 20,000 and 18,200, respectively. For the year ended December 31, 2000, there were no dilutive shares that would have been included in the earnings per share calculation.

       The following table summarizes the Company's calculation of basic and diluted loss per share for the years ended December 31, 2002, 2001 and 2000:

                                                               2002           2001           2000
                                                           ------------    ------------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net loss..............................................  $   (161,658)   $   (190,876)   $  (149,847)
   Basic and diluted loss per share......................  $      (1.35)   $      (1.80)   $     (1.79)
   Weighted average common shares outstanding............       119,608         105,780         83,803

(4)    ACQUISITIONS

       The Company has made acquisitions of cable systems to increase the number of customers and markets it serves. These acquisitions were accounted for using the purchase method of accounting, and accordingly, the purchase price of these acquired systems has been allocated to the assets acquired and liabilities assumed at their estimated fair values at their respective dates of acquisition. The results of operations of the acquired systems have been included with those of the Company since the dates of acquisition.

     2001

       On June 29, 2001, the Company acquired cable systems serving approximately 94,000 subscribers in the state of Missouri from affiliates of AT&T Broadband, LLC, for a purchase price of approximately $300.0 million. This acquisition was financed with a portion of the net proceeds from the Company's public offering of 29.9 million shares of its Class A common stock (See Note 8).

       On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, LLC, for an aggregate purchase price of approximately $1.76 billion. This acquisition was financed with a portion of the net proceeds from the Company's public offerings of 29.9 million shares of Class A common stock and 5 1/4% convertible senior notes due 2006, the net proceeds of the 11% senior notes due 2013 and borrowings under the Company's bank credit facilities (See Notes 7 and 8).

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The opening unaudited balance sheet for the cable systems acquired in 2001 was as follows (dollars in thousands):

     Accounts receivable....................................  $      7,744
     Property, plant and equipment..........................       579,185
     Intangible assets......................................     1,477,406
     Accrued expenses.......................................        (6,256)
                                                              ------------
         Total..............................................  $  2,058,079
                                                              ============

     2000

       During 2000, the Company completed nine acquisitions of cable systems serving 53,000 basic subscribers for an aggregate purchase price of $109.2 million. The cable systems serve communities in the states of Alabama, Illinois, Iowa, Kentucky, Minnesota and South Dakota. These acquisitions were financed with borrowings under the Company's bank credit facilities (See Note 7).

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

                                                                            2001           2000
                                                                         ----------    -----------
                                                                         (IN THOUSANDS, EXCEPT PER
                                                                                 SHARE DATA)
  Revenues...........................................................    $  834,126    $   787,932
  Operating loss.....................................................       (86,416)       (79,564)
  Net loss before cumulative effect of accounting change.............      (265,282)      (350,890)
  Net loss...........................................................      (266,924)      (350,890)
  Basic and diluted loss per share...................................    $    (2.52)   $    (4.19)
  Weighted average common shares outstanding.........................       105,780         83,803

(5)    PROPERTY, PLANT AND EQUIPMENT

          As of December 31, 2002 and 2001, property, plant and equipment consisted of:

                                                                             2002           2001
                                                                         -----------   -----------
                                                                           (DOLLARS IN THOUSANDS)
     Land and land improvements......................................    $     6,536   $       945
     Buildings and leasehold improvements............................         37,748        13,439
     Cable systems, equipment and subscriber devices.................      1,984,694     1,603,041
     Vehicles........................................................         46,007        24,669
     Furniture, fixtures and office equipment........................         21,476        12,704
                                                                         -----------   -----------
                                                                           2,096,461     1,654,798
     Accumulated depreciation........................................       (631,427)     (374,268)
                                                                         -----------   -----------
     Property, plant and equipment, net..............................    $ 1,465,034   $ 1,280,530
                                                                         ===========   ===========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $286.4 million, $185.1 million and $107.0 million, respectively.

(6)    INTANGIBLE ASSETS

       The following table summarizes the net asset value for each intangible asset category as of December 31, 2002 and 2001 (dollars in thousands):

                                 GROSS ASSET       ACCUMULATED       NET ASSET
     2002                            VALUE         AMORTIZATION        VALUE
     ----                       ---------------   ---------------   ---------------
    Franchise costs .........   $     1,949,670   $       141,777   $     1,807,893
    Goodwill ................           224,318             3,231           221,087
    Subscriber lists ........           167,846           124,808            43,038
    Covenants not to compete              5,695             5,309               386
                                ---------------   --------------    ---------------
                                $     2,347,529   $       275,125   $     2,072,404
                                ===============   ===============   ===============

                                 GROSS ASSET       ACCUMULATED       NET ASSET
     2002                            VALUE         AMORTIZATION        VALUE
     ----                       ---------------   ---------------   ---------------
    Franchise costs .........   $     2,241,783   $       154,793   $     2,086,990
    Goodwill ................            19,514             3,231            16,283
    Subscriber lists ........           135,096            87,753            47,343
    Covenants not to compete              5,700             4,511             1,189
                                ---------------   ---------------   ---------------
                                $     2,402,093   $       250,288   $     2,151,805
                                ===============   ===============   ===============

       Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $33.0 million, $125.7 million and $71.3 million, respectively.

(7)    DEBT

     As of December 31, 2002 and 2001, debt consisted of:

                                                        2002            2001
                                                     ------------   ------------
                                                         (DOLLARS IN THOUSANDS)
     Bank credit facilities.......................   $  1,621,500   $  1,400,500
     8 1/2%   senior notes........................        200,000        200,000
     7 7/8% senior notes..........................        125,000        125,000
     9 1/2%   senior notes........................        500,000        500,000
     11%   senior notes...........................        400,000        400,000
     5 1/4%   convertible senior notes............        172,500        172,500
                                                     ------------   ------------
                                                     $  3,019,000   $  2,798,000
                                                     ============   ============

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

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 17.50% of the original commitment amount. As of December 31, 2002, the maximum commitment amount available under the revolving credit facility was $438.8 million, and $245.5 million was outstanding under such facility. For the year ended December 31, 2003, the maximum commitment amount under the revolving credit facility will be reduced by $22.5 million, or 5% of the original commitment amount. The Mediacom USA Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, which began on December 31, 2002. The term loan matures on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is payable in quarterly installments which began on September 30, 2002. As of December 31, 2002, the outstanding debt under the term loan was $99.5 million. For the year ended December 31, 2003, the outstanding debt under the term loan will be reduced by $1.0 million or 1% of the original amount of the term loan. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on outstanding revolver loans is payable at either the eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating rate percentage ranging from 1.50% to 1.75%.

       On November 5, 1999, operating subsidiaries of Mediacom LLC entered into a $550.0 million senior secured credit facility, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the "Mediacom Midwest Credit Agreement"). The revolving credit facility expires on June 30, 2008, and is subject to earlier expiration on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions, beginning September 30, 2002, ranging from 1.25% to 8.75% of the original commitment amount. As of December 31, 2002, the maximum commitment amount available under the revolving credit facility was $438.8 million, and $278.7 million was outstanding under such facility. For the year ended December 31, 2003, the maximum commitment amount under the revolving credit facility will be reduced by $22.5 million, or 5% of the original commitment amount. The Mediacom Midwest Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, which began on December 31, 2002. The term loan matures on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is payable in quarterly installments which began on September 30, 2002. As of December 31, 2002, the outstanding debt under the term loan was $99.8 million. For the year ended December 31, 2003, the outstanding debt under the term loan will be reduced by $1.0 million or 1% of the original amount of the term loan. The Mediacom Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on the outstanding revolver loans is payable at either the eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating rate percentage ranging from 1.50% to 1.75%.

       On July 18, 2001, the operating subsidiaries of Mediacom Broadband LLC entered into a $1.4 billion senior secured credit facility, consisting of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan ("Mediacom Broadband Credit Agreement" and together with the Mediacom USA Credit Agreement and the Mediacom Midwest Credit Agreement, the "Bank Credit Agreements"). The revolving credit facility expires on March 31, 2010, and commitments under the revolving credit facility are subject to quarterly reductions beginning on December 31, 2004, ranging from 2.00% to 8.00% of the original commitment amount. As of December 31, 2002, $98.0 million was outstanding under the revolving credit facility. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. The Mediacom Broadband Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein, beginning

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004. The Mediacom Broadband Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of available credit under the revolving credit facility. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

       The Bank Credit Agreements require the Company to maintain compliance with certain financial covenants including, but not limited to, leverage, interest coverage and pro forma debt service coverage or debt service coverage ratios, as defined therein. The Bank Credit Agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Bank Credit Agreements as of December 31, 2002.

       The Mediacom USA Credit Agreement and the Mediacom Midwest Credit Agreement are collateralized by Mediacom LLC's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. The Mediacom Broadband Credit Agreement is collateralized by Mediacom Broadband LLC's pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband LLC on a limited recourse basis to the extent of such ownership interests.

       The average interest rate on debt outstanding under the Bank Credit Agreements was 4.3% and 5.5% for the year ended December 31, 2002 and December 31, 2001, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2002, the Company had approximately $844.0 million of unused bank commitments under the Bank Credit Agreements.

       The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of December 31, 2002, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $790.0 million is fixed at a weighted average rate of approximately 4.0%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

       The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company's counterparties. At December 31, 2002, the Company would have paid approximately $24.0 million if these agreements were terminated, inclusive of accrued interest.

     SENIOR NOTES

       On April 1, 1998, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a New York corporation, jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due on April 2008 (the "8 1/2% Senior Notes"). The 8 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 8 1/2% Senior Notes as of December 31, 2002.

       On February 26, 1999, Mediacom LLC and Mediacom Capital Corporation jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 2011 (the "7 7/8% Senior Notes"). The 7 7/8% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 7 7/8% Senior Notes stipulates, among

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 7 7/8% Senior Notes as of December 31, 2002.

       On January 24, 2001, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013 (the "9 1/2% Senior Notes"). The 9 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers, and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 9 1/2% Senior Notes as of December 31, 2002.

       On June 29, 2001, Mediacom Broadband LLC and its wholly-owned subsidiary, Mediacom Broadband Corporation, a Delaware corporation, completed an offering of $400.0 million in aggregate principal amount of 11% senior notes due July 2013 (the "11% Senior Notes"). The 11% Senior Notes are unsecured obligations of Mediacom Broadband, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions of incurrence of indebtedness, distributions, mergers and assets sales and has cross-default provisions related to other debt of Mediacom Broadband. Mediacom Broadband was in compliance with the indenture governing the 11% Senior Notes as of December 31, 2002.

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

     FAIR VALUE AND DEBT MATURITIES

       The fair value of the Company's bank credit facilities approximate the carrying value. The fair value at December 31, 2002 of the 8 1/2% Senior Notes, the 7 7/8% Senior Notes, the 9 1/2% Senior Notes and the 11% Senior Notes was approximately $181.0 million, $104.0 million, $456.0 million and $421.0 million, respectively. The fair value at December 31, 2002 of the Convertible Senior Notes was approximately $144.0 million.

       The stated maturities of all debt outstanding as of December 31, 2002 are as follows (dollars in thousands):

     2003.......................................................    $     2,000
     2004.......................................................         10,500
     2005.......................................................         57,000
     2006.......................................................        383,750
     2007.......................................................        247,000
     Thereafter ................................................      2,318,750
                                                                    -----------
                                                                    $ 3,019,000
                                                                    ===========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)    STOCKHOLDERS' EQUITY

       The Company has authorized 300,000,000 shares of Class A common stock, $0.01 par value and 100,000,000 shares of Class B common stock, $0.01 par value. The holders of Class A and Class B common stock are entitled to vote as a single class on each matter in which the shareholders of the Company are entitled to vote. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes.

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

       In May 2000, the Company announced that its Board of Directors had authorized a repurchase program pursuant to which MCC may purchase up to $50.0 million of its Class A common stock, in the open market or through privately negotiated transactions, subject to certain restrictions and market conditions. During 2000, MCC repurchased 80,000 shares of its Class A common stock for an aggregate cost of $0.7 million at share prices ranging from $8.00 to $10.75 per share. MCC did not repurchase any shares of its Class A common stock during 2001. During 2002, MCC repurchased 1,536,744 shares of its Class A common stock for an aggregate cost of approximately $6.0 million at share prices ranging from $3.59 to $4.29 per share.

       On June 27, 2001, MCC completed a public offering of 29.9 million shares of its Class A common stock at $15.22 per share. The net proceeds, after underwriting discounts and other expenses of approximately $22.2 million, were $432.9 million.

       The Company maintains Employee Stock Purchase Plans ("ESPP"). Under the plans, all employees are allowed to participate in the purchase of MCC's Class A Common Stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 176,600 and 35,000 in 2002 and 2001, respectively. The net proceeds to the Company were approximately $1.3 million and $0.5 million in 2002 and 2001, respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25.

(9)    INCOME TAX

       Income tax expense relates to minimum state and local taxes and capital taxes that the Company is required to pay in certain jurisdictions. At December 31, 2002, the Company had net operating loss carryforwards of approximately $700.0 million which will expire in the years 2020 through 2022. The tax benefit of such operating loss carryforwards will be credited to income when realization is considered more likely than not.

       The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

                                                            2002         2001          2000
                                                        ----------    ----------   ----------
  Tax benefit at the United States statutory rate...... $  (54,896)   $  (66,201)  $  (52,359)
  Compensation due to issuance of stock................          -             -       11,423
  State taxes, net of federal tax benefit..............        700           774          250
  Other................................................          -             -            5
  Losses not benefited.................................     54,396        65,514       40,931
                                                        ----------    ----------   ----------
       Total income tax expense........................ $      200    $       87   $      250
                                                        ==========    ==========   ==========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's net deferred tax liability consists of the following (dollars in thousands):

   Deferred tax asset:                                    2002           2001
                                                        ----------   ----------
        Unrealized loss on marketable securities.....   $   11,527   $   11,527
        Reserves and other...........................       28,650        6,841
        Net operating loss carryforwards.............      280,163      174,591
                                                        ----------   ----------
   Gross tax assets..................................      320,340      192,959
        Less: Valuation allowance....................     (182,518)    (116,458)
                                                        ----------   ----------
   Deferred tax assets...............................      137,822       76,501
   Deferred tax liabilities:
        Property, plant and equipment................      137,822       76,501
                                                        ----------   ----------
   Net deferred tax liability........................   $        -   $       -
                                                        ==========   ==========

(10)   RELATED PARTY TRANSACTIONS

       Prior to MCC's initial public offering in February 2000, separate management agreements between Mediacom Management Corporation ("Mediacom Management"), a Delaware corporation, and each of Mediacom LLC's operating subsidiaries provided for Mediacom Management to be paid compensation for management services performed for the Company. Upon MCC's initial public offering, all management agreements with Mediacom Management were terminated and replaced with management agreements between MCC and each operating subsidiary. Mediacom Management's employees became MCC's employees and its corporate expense became MCC's corporate expense. The management fee expenses recorded prior to the initial public offering are reflected as corporate expenses in the consolidated statements of operations. The Company incurred management fees under the management agreements of Mediacom Management of approximately $0.6 million for the year ended December 31, 2000.

       Prior to MCC's initial public offering, the Company recorded a deferred stock expense in 1999 of approximately $25.1 million relating to additional ownership units of Mediacom LLC that were issued to the sole owner of Mediacom Management (the "Manager"), who is the Chairman and Chief Executive Officer of MCC. This deferred expense represented the future benefit of reduced management fees. During 1999, the Company recorded a non-cash stock charge of approximately $0.6 million in its consolidated statements of operations for the amortization of this future benefit. The remaining balance of approximately $24.5 million was recognized as a non-cash stock charge relating to corporate expense during the year ended December 31, 2000 as a result of MCC's initial public offering and the termination of all management agreements with Mediacom Management.

       One of the Company's directors is a partner of a law firm that performs various legal services for the Company. For the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $1.3 million, $3.4 million and $1.4 million for services performed, respectively.

(11)   EMPLOYEE BENEFIT PLANS

       Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the "Plan"). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company's contributions under the Plan totaled approximately $1.8 million, $1.1 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)   COMMITMENTS AND CONTINGENCIES

       Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $5.0 million, $4.7 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

       2003..............................................    $     3,341
       2004..............................................          2,316
       2005..............................................          1,658
       2006..............................................          1,373
       2007..............................................          1,119
       Thereafter........................................          5,720

       In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $7.0 million, $4.6 million and $3.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

       As of December 31, 2002, approximately $11.0 million of letters of credit were issued in favor of various parties to secure the Company's performance relating to insurance and franchise requirements and pole rentals.

     LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Company is a party or to which any of the Company's properties are subject.

(13)   SOFTNET SYSTEMS

       As of January 31, 2001, the Company formally terminated its relationship with SoftNet Systems in all material respects. The Company recognized revenue of approximately $0.3 million for the period ended January 31, 2001 and recognized the remaining deferred revenue of approximately $30.0 million as other income in the consolidated statements of operations in the first quarter of 2001.

(14)   EMPLOYMENT ARRANGEMENTS

       During 1999, the Company recorded a deferred non-cash stock expense of approximately $27.0 million relating to the grant of membership units of Mediacom LLC to certain employees for past and future services. These units vest over five years. Upon MCC's initial public offering, all outstanding membership units were redeemed and converted to common shares of MCC. During 2002, the vesting of the deferred non-cash stock expense was accelerated, and accordingly, the remainder of the related charges were expensed. For the years ended December 31, 2002, 2001 and 2000, the Company recorded a non-cash stock charge of approximately $5.3 million, $2.9 million and $3.8 million, respectively, in its consolidated statements of operations, relating to the vested and non-forfeitable shares or membership units.

(15)   STOCK OPTIONS

       As of December 20, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan for officers, directors and employees. Options granted under this plan have a ten year life and vest at various times over a five year period. Our Board of Directors authorized 9,000,000 shares of common stock to be granted as options under this plan. A maximum of 7,000,000 of these shares of common stock may be granted as incentive stock options. As

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2002, options for 4,393,855 shares (the "Employee Options") had been granted under the 1999 Stock Option Plan, consisting of 3,444,963 shares of Class A common stock and 948,892 shares of Class B common stock.

       In addition to the above stock option grants, immediately prior to the completion of the initial public offering, certain employees received options to purchase 7,200,000 shares of Class B common stock in exchange for the elimination of the balance of the provision providing for a special allocation of membership interests in Mediacom LLC. With the exception of such options held by the manager to purchase approximately 6,900,000 shares of common stock, such options: (i) vest over five years which vesting period is deemed to have commenced for these certain members of the management team on various dates prior to the initial public offering; and (ii) are subject to forfeiture penalties to the manager during the three year period between the date the options become vested and the date such certain employee terminates employment with the Company. The options to purchase 6,900,000 shares of common stock held by the manager were fully vested upon completion of the initial public offering.

       The following table summarizes information concerning stock option activity for the years ended December 31, 2002 and 2001:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                       SHARES         EXERCISE
                                                                       PRICE
                                                     ------------   ------------
  Outstanding at January 1, 2000...................            -      $       -
  Granted..........................................   10,211,000          18.93
  Exercised........................................            -              -
  Forfeited........................................     (303,990)         19.00
                                                     ------------   ------------
  Outstanding at December 31, 2000.................    9,907,010      $   18.93
  Granted..........................................      778,120          17.24
  Exercised........................................       (2,700)         19.00
  Forfeited........................................     (173,835)         18.41
                                                     ------------   ------------
  Outstanding at December 31, 2001.................   10,508,595      $   18.81
  Granted..........................................      604,735          11.97
  Exercised........................................            -              -
  Forfeited........................................     (216,775)          16.69
                                                     ------------   ------------
  Outstanding at December 31, 2002.................   10,896,555      $    18.47
                                                     ============   ============

       The Company had options exercisable amounting to 8,934,548 and 8,497,496, with average prices of $18.94 and $18.98 at December 31, 2002 and 2001, respectively. The weighted average fair value of options granted was $6.04 per share and $8.61 per share for the years ended December 31, 2002, and 2001, respectively.

       MCC applied APB 25 in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS 148, requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The weighted average fair value of all of the Employee Options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 5.0% and 4.7% for the years ended December 31, 2002 and 2001, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation costs been recorded for the Employee Options under SFAS 148, the compensation costs would have been $3.5 million, $4.1 million, and $9.6 million for the years ended

            MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000, respectively, and MCC's net loss and basic and diluted loss per share would have been increased from the "as reported" amounts to the "pro forma" amounts as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                     2002            2001       200
                                                                -----------   -----------   ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net loss:
          As reported.......................................    $  (161,658)  $  (190,876)  $ (149,847)
          Pro forma.........................................    $  (165,160)  $  (194,972)  $ (159,499)
     Basic and diluted loss per share:

          As reported.......................................    $     (1.35)  $     (1.80)  $    (1.79)
          Pro forma.........................................    $     (1.38)  $     (1.84)  $    (1.90)

       Excluded from the above pro forma calculation are the 7,200,000 additional stock options issued to certain members of the management team discussed above since these options were issued in exchange for consideration representing their fair value.

       The following table summarizes information concerning stock options outstanding as of December 31, 2002:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              ----------------------------------------------------------------------------
                                                   WEIGHTED
                                                    AVERAGE       WEIGHTED         NUMBER       WEIGHTED
     RANGE OF                      NUMBER          REMAINING      AVERAGE      EXERCISABLE AT    AVERAGE
     EXERCISE                  OUTSTANDING AT     CONTRACTUAL     EXERCISE      DECEMBER 31,     EXERCISE
     PRICES                   DECEMBER 31, 2002      LIFE          PRICE            2002          PRICE
     ---------------------    -----------------   -----------   ----------     --------------   ----------
     $7.00 to $12.00......           592,960      9.09 years    $    11.54           22,400     $     7.54
     $12.01 to $18.00.....           652,925      8.28 years         16.92          134,245          16.95
     $18.01 to $22.00.....         9,650,670      3.38 years         19.00        8,777,903          19.00
                              -----------------   -----------   ----------     --------------   ----------
                                  10,896,555      3.98 years    $    18.47        8,934,548     $    18.94
                              =================   ===========   ==========     ==============   ==========

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FIRST          SECOND          THIRD         FOURTH
                                                  QUARTER         QUARTER        QUARTER        QUARTER
                                                ----------       ----------    -----------    -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
     2002
     ----
     Revenues...........................        $  219,547       $  230,792    $   233,723    $   238,971
     Operating income...................            11,997           13,722         21,584          4,513
     Net loss...........................           (35,190)         (37,487)       (39,940)       (49,041)
     Basic and diluted loss per share...             (0.29)           (0.31)         (0.33)         (0.41)
     Weighted average common
      shares outstanding................           119,892          119,942        119,943        118,662
     2001
     ----
     Revenues...........................        $   89,131       $   91,864    $   191,734    $   212,446
     Operating loss.....................            (9,982)         (10,101)        (8,854)       (33,555)
     Net loss before cumulative effect of
      accounting change.................            (2,935)         (32,718)       (65,262)       (88,319)
     Net loss...........................            (4,577)         (32,718)       (65,262)       (88,319)
     Basic and diluted loss per share before
      cumulative effect of accounting
      change............................             (0.03)           (0.35)         (0.54)         (0.74)
     Basic and diluted loss per share/(a)/           (0.05)           (0.35)         (0.54)         (0.74)
     Weighted average common
      shares outstanding................            89,956           92,921        119,876        119,882

----------
/(a)/ The sum of quarterly earnings may not equal total year earnings per share due to the effect of the Company's public offering of its shares of its common stock during 2001.

                                                                     SCHEDULE II

              MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                          (All dollar amounts in 000's)

                                                               ADDITIONS                     DEDUCTIONS
                                                     ------------------------------ -----------------------------
                                       BALANCE AT     CHARGED TO      CHARGED TO     CHARGED TO      CHARGED TO
                                      BEGINNING OF       COSTS          OTHER           COSTS          OTHER         BALANCE AT
                                         PERIOD      AND EXPENSES    ACCOUNTS /(1)/  AND EXPENSES  ACCOUNTS /(1)/   END OF PERIOD
                                      ------------   ------------    -------------- -------------  --------------   -------------
December 31, 2000
   Allowance for doubtful accounts
    Current receivables............   $        772   $      4,292    $          -   $      4,132   $            -   $         932
   Acquisition reserves(1)
    Accrued expenses...............   $      5,650   $      2,134    $          -   $      2,402   $            -   $       5,382

December 31, 2001
   Allowance for doubtful accounts
    Current receivables............   $        932   $      9,826    $      2,557   $     10,072   $            -   $       3,243
   Acquisition reserves(1)
    Accrued expenses...............   $      5,382   $          -    $     42,156   $     10,959   $            -   $      36,579

December 31, 2002
   Allowance for doubtful accounts
    Current receivables............   $      3,243   $     13,685    $          -   $     13,139   $            -   $       3,789
   Acquisition reserves(1)
    Accrued expenses...............   $     36,579   $          -    $        127   $      4,613   $       31,966   $         127

----------
 /(1)/   Were recorded in connection with purchase accounting.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       We have previously reported in a current report on Form 8-K, dated April 19, 2002, that we terminated our engagement of Arthur Andersen LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

       Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

       There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)  EXHIBITS

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION
   -------                            -------------------
     2.1 Asset Purchase Agreement, dated April 29, 1999 between Mediacom LLC and Triax Midwest Associates, L.P./(1)/

     2.2 Stock Purchase Agreement, dated May 25, 1999 among Mediacom LLC, Charles D. Zylstra, Kara M. Zylstra and Trusts created under the Will dated June 3, 1982 of Roger E. Zylstra, deceased, for the benefit of Charles D. Zylstra and Kara M. Zylstra /(2)/

     2.3 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri) /(3)/

     2.4 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia) /(3)/

     2.5 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois) /(3)/

     2.6 Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois) /(3)/

     3.1 Restated Certificate of Incorporation of Mediacom Communications Corporation /(4)/

     3.2       By-laws of Mediacom Communications Corporation /(4)/

     4.1       Form of certificate evidencing share of Class A common stock
               /(4)/

     4.2 Indenture relating to 8 1/2% senior notes due 2008 of Mediacom LLC and Mediacom Capital Corporation /(5)/

     4.3 Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation /(6)/

     4.4 Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation /(3)/

     4.5 Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation /(5)/

     4.6       Indenture relating to 5.25% Convertible Senior Note due 2006
               /(7)/

     4.7 Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation. /(8)/

     4.8 Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 5.25% convertible senior notes due 2006 of the Company. /(8)/

     10.1(a) Credit Agreement dated as of September 30, 1999 for the Mediacom USA Credit Facility /(4)/

     10.1(b) Amendment No. 1 dated December 17, 1999 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. /(3)/

     10.1(c) Amendment No. 2 dated February 4, 2000 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. /(3)/

     10.1(d) Amendment No. 3 dated September 12, 2002 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and JPMorgan Chase Bank, as administrative agent for the lenders. /(9)/

     10.2(a) Credit Agreement dated as of November 5, 1999 for the Mediacom Midwest Credit Facility /(4)/

     10.2(b) Amendment No. 1 dated December 17, 1999 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders. /(3)/

     10.2(c) Amendment No. 2 dated February 4, 2000 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders. /(3)/

     10.2(d) Amendment No. 3 dated September 12, 2002 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and JPMorgan Chase Bank, as administrative agent for the lenders. /(9)/

     10.3 Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband Subsidiary Credit Facility. /(5)/

     10.3(a) Amendment No. 1 dated September 12, 2002 between MCC Iowa LLC, MCC Illinois LLC, MCC Georgia LLC, MCC Missouri LLC and JPMorgan Chase Bank, as administrative agent for the lenders. /(9)/

     10.4*     1999 Stock Option Plan /(4)/

     10.5* Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc. /(4)/

     10.6      1999 Employee Stock Purchase Plan /(4)/

     10.7      Fifth Amended and Restated Operating Agreement of Mediacom LLC
               /(10)/

     10.8      2001 Employee Stock Purchase Plan /(11)/

     21.1      Subsidiaries of Mediacom Communications Corporation /(12)/

     23.1      Consent of PricewaterhouseCoopers LLP

    23.2     Consent of Arthur Andersen LLP /(13)/


(c)   FINANCIAL STATEMENT SCHEDULE

      None.

(d)   REPORTS ON FORM 8-K

      The Company filed the following report on Form 8-K during the three months ended December 31, 2002:

    DATE OF REPORT              DATE REPORT FILED WITH SEC         ITEM REPORTED
   ----------------             --------------------------       ---------------------------------
   November 13, 2002            November 13, 2002                Item 9 - Regulation FD Disclosure

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

/(8)/ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

/(9)/ Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

/(10)/ Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

/(11)/ Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

/(12)/ Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Mediacom Communications Corporation and incorporated herein by reference.

/(13)/ The consolidated financial statements of Mediacom Communications Corporation (the "Registrant") as of December 31, 2001 and 2000 and for the years then ended included in this Annual Report on Form 10-K which are incorporated by reference into the Registrant's Registration Statements on Form S-3/A (File No. 333-82124) and Forms S-8 (File Nos. 333-41366, 333-41360 and 333-68306), have been audited by Arthur
          Andersen LLP, independent public accountants ("AA"). However, after reasonable efforts, the Registrant has been unable to obtain the written consent of AA with respect to the incorporation by reference of such financial statements in the Registration Statements. Therefore, the Registrant has dispensed with the requirement to file the written consent of AA in reliance upon Rule 437a of the Securities Act of 1933. As a result, you may not be able to recover damages from AA under Section 11 of the Securities Act of 1933, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the aforementioned financial statements of the Registrant which are incorporated in the Registration Statements by reference.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDIACOM COMMUNICATIONS CORPORATION

March 31, 2003                     BY:        /S/ ROCCO B. COMMISSO
                                        ----------------------------------
                                        Rocco B. Commisso
                                         Chairman and Chief
                                         Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                           TITLE                                DATE
-------------------------------------      ----------------------------------------------       -----------------
       /S/ ROCCO B. COMMISSO               Chairman and Chief Executive Officer                 March 31, 2003
-----------------------------------         (principal executive officer)
         Rocco B. Commisso

        /S/ MARK E. STEPHAN                Senior Vice President, Chief Financial Officer,      March 31, 2003
-----------------------------------         Treasurer and Director (principal financial
          Mark E. Stephan                   officer and principal accounting officer)


      /S/ WILLIAM S. MORRIS III            Director                                             March 31, 2003
-----------------------------------
        William S. Morris III

        /S/ CRAIG S. MITCHELL              Director                                             March 31, 2003
-----------------------------------
          Craig S. Mitchell

     /S/ THOMAS V. REIFENHEISER            Director                                             March 31, 2003
-----------------------------------
       Thomas V. Reifenheiser

       /S/ NATALE S. RICCIARDI             Director                                             March 31, 2003
-----------------------------------
         Natale S. Ricciardi

       /S/ ROBERT L. WINIKOFF              Director                                             March 31, 2003
-----------------------------------
         Robert L. Winikoff

                                 CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1) I have reviewed this annual report on Form 10-K of Mediacom Communications Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                          BY: /S/ ROCCO B. COMMISSO
                                           ------------------------------
                                           Rocco B. Commisso
                                            Chief Executive Officer

I, Mark E. Stephan, certify that:

(1) I have reviewed this annual report on Form 10-K of Mediacom Communications Corporation;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                          BY: /S/ MARK E. STEPHAN
                                           --------------------------------
                                           Mark E. Stephan
                                            Chief Financial Officer