Form 10-Q
period 2003-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2003-05-15
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission File Number: 0-29227

Mediacom Communications Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1566067
(State of incorporation)	(I.R.S. Employer Identification Number)

100 Crystal Run Road

Middletown, NY 10941

(Address of principal executive offices)

(845) 695-2600

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒     No  ☐

As of April 30, 2003 there were 89,718,915 shares of Class A common stock and 28,913,145 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2003

PART I

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2002 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1.    FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All dollar amounts in 000’s)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$19,279	$31,224
Investments	4,712	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,391 and $3,789, respectively	56,809	56,205
Prepaid expenses and other assets	13,420	10,278
Investment in cable television systems:
Inventory, net	17,221	18,795
Property, plant and equipment, net of accumulated depreciation of $701,097 and $631,427, respectively	1,459,646	1,465,034
Intangible assets, net of accumulated amortization of $279,414 and $275,125, respectively	2,062,648	2,072,404

Total investment in cable television systems	3,539,515	3,556,233
Other assets, net of accumulated amortization of $19,521 and $17,966, respectively	44,681	45,964

Total assets	$3,678,416	$3,703,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Debt	$3,040,000	$3,019,000
Accounts payable and accrued expenses	289,123	305,172
Deferred revenue	35,595	33,261

Total liabilities	3,364,718	3,357,433
STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 91,255,659 shares issued and 89,718,915 shares outstanding as of March 31, 2003 and 91,068,774 shares issued and 89,532,030 shares outstanding as of December 31, 2002	913	911
Class B common stock, $.01 par value; 100,000,000 shares authorized; 28,913,145 and 28,991,456 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	289	290
Additional paid in capital	981,865	981,343
Accumulated deficit	(663,406)	(630,040)
Treasury stock, at cost, 1,536,744 shares of Class A common stock	(5,963)	(5,963)

Total stockholders’ equity	313,698	346,541

Total liabilities and stockholders’ equity	$3,678,416	$3,703,974

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in 000’s, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$242,775	$219,547

Costs and expenses:
Service costs	94,510	91,670
Selling, general and administrative expenses	47,371	40,979
Corporate expenses	3,699	3,085
Depreciation and amortization	78,166	70,858
Non-cash stock charges relating to corporate expenses	—	958

Operating income	19,029	11,997
Interest expense, net	48,706	46,687
Loss (gain) on derivative instruments, net	1,092	(2,569)
Other expenses	2,397	3,044

Net loss before provision for income taxes	(33,166)	(35,165)
Provision for income taxes	200	25

Net loss	$(33,366)	$(35,190)

Loss per share	$(0.28)	$(0.29)

Weighted average common shares outstanding	118,525	119,892

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in 000’s)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(33,366)	$(35,190)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	78,166	70,858
Loss (gain) on derivative instruments, net	1,092	(2,569)
Vesting of management stock	—	958
Deferred income taxes	—	(125)
Amortization of deferred financing costs	1,555	1,610
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(604)	(3,748)
Prepaid expenses and other assets	(3,142)	(1,092)
Accounts payable and accrued expenses	(17,783)	(35,851)
Deferred revenue	2,334	(3,282)

Net cash flows provided by (used in) operating activities	28,252	(8,431)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(70,003)	(89,005)
Acquisitions of cable television systems	—	(6,548)
Sale of cable system	8,960	—
Other investment activities	(405)	(1,072)

Net cash flows used in investing activities	(61,448)	(96,625)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	136,250	172,000
Repayment of debt	(115,250)	(106,000)
Proceeds from issuance of common stock in employee stock purchase plan and options exercised	523	728
Financing costs	(272)	(200)

Net cash flows provided by financing activities	21,251	66,528

Net decrease in cash and cash equivalents	(11,945)	(38,528)

CASH AND CASH EQUIVALENTS, beginning of period	31,224	63,307

CASH AND CASH EQUIVALENTS, end of period	$19,279	$24,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$75,000	$75,583

(1)    Organization

Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”), a Delaware corporation, is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of March 31, 2003, the Company was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

(2)    Statement of Accounting Presentation and Other Information

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements as of March 31, 2003 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

(3)    Recent Accounting Pronouncements

Effective in 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

The Company applied APB No. 25 in accounting for stock options granted to employees and directors. Accordingly, no compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model. Had compensation costs been recorded for employee options under SFAS No. 148, MCC’s net loss and basic and diluted loss per share would have been increased from the “as reported” amounts to the “pro forma” amounts as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(dollars in thousands, except per share data)

Net loss, as reported	$(33,366)	$(35,190)
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(3,914)	(3,482)

Pro forma, net loss	$(37,280)	$(38,672)

Basic and diluted loss per share:
As reported	$(0.28)	$(0.29)

Pro forma	$(0.31)	$(0.32)

(4)    Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128 “Earnings per Share”. Since the Company has reported a net loss for the periods, the effects of the inclusion of stock options and convertible debt would be anti-dilutive and therefore, in accordance with SFAS No. 128, are not included in the computation of diluted loss per share.

(5)    Debt

As of March 31, 2003 and December 31, 2002, debt consisted of:

	March 31, 2003	December 31, 2002
	(dollars in thousands)
Bank credit facilities	$1,642,500	$1,621,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500

	$3,040,000	$3,019,000

The average interest rate on outstanding debt under the bank credit facilities was 3.1% for the three months ended March 31, 2003, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2003, the Company had unused credit commitments of approximately $811.6 million under its bank credit facilities, of which about $537.1 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2003.

The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of March 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $940.0 million is fixed at a weighted average rate of approximately 3.8%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance.

The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties. At March 31, 2003, the Company would have paid approximately $25.1 million if these agreements were terminated, inclusive of accrued interest.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                   AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Organization

Mediacom Communications Corporation (“MCC”) was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Immediately prior to the completion of its initial public offering, MCC issued shares of common stock in exchange for all of the outstanding membership interests in Mediacom LLC, a New York limited liability company, upon which Mediacom LLC became MCC’s wholly-owned subsidiary. Mediacom LLC commenced operations in March 1996 and until June 2001 served as the holding company for all of MCC’s operating subsidiaries.

Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC. Mediacom Broadband LLC’s operating subsidiaries completed the acquisitions of the AT&T cable systems in June and July 2001.

General

Approximately 86.2% of the Company’s revenues for the three months ended March 31, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues from high-speed Internet access services and advertising revenues represent 10.0% and 3.8% of the Company’s revenues, respectively. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation primarily due to the introduction of new programming services to the Company’s basic subscribers and to increases in the rates charged for existing programming services. Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in the programming. However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

Depreciation and amortization associated with the Company’s acquisition activities and capital investment program, as well as the interest expense related to the Company’s financing activities, have caused the Company to report net losses. The Company believes that such net losses are common for cable television companies.

Actual Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Selected Operating Data.    The table below provides selected operating data for the Company’s cable systems. The information provided in this table reflects the sale of a cable system in the first quarter of 2003, which served approximately 3,000 basic subscribers, 2,000 digital customers and 1,000 data customers.

	March 31, 2003	March 31, 2002
Basic subscribers	1,584,000	1,600,000
Digital customers	374,000	329,000
Data customers	214,000	127,000

Revenues.    Revenues increased by 10.6% to $242.8 million for the three months ended March 31, 2003, as compared to $219.5 million for the three months ended March 31, 2002. Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2003		2002
	Amount	% of Revenues	Amount	% of Revenues
Video	$209.3	86.2%	$197.4	89.9%
Data	24.3	10.0	13.9	6.3
Advertising	9.2	3.8	8.2	3.8

	$242.8	100.0%	$219.5	100.0%

Video revenues increased by 6.0% to $209.3 million for the three months ended March 31, 2003, as compared to $197.4 million for the three months ended March 31, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and analog premium service units.

Data revenues increased by 75.2% to $24.3 million for the three months ended March 31, 2003, as compared to $13.9 million for the three months ended March 31, 2002. Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

Advertising revenues increased by 11.6% to $9.2 million for the three months ended March 31, 2003, as compared to $8.2 million for the three months ended March 31, 2002. Advertising revenues increased primarily due to a general improvement in local and national advertising markets.

Service costs.    Service costs increased 3.1% to $94.5 million for the three months ended March 31, 2003, as compared to $91.7 million for the three months ended March 31, 2002. Service costs for the three months ended March 31, 2002 include $4.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services, and higher programming expenses, most notably rate increases by programming suppliers for existing basic services, including sports programming. The increase in programming expenses was partially offset by lower programming costs related to a decline in analog premium service units. As a percentage of revenues, service costs were 38.9% for the three months ended March 31, 2003, as compared with 41.8% for the three months ended March 31, 2002.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased 15.6% to $47.4 million for the three months ended March 31, 2003, as compared to $41.0 million for the three months ended March 31, 2002. Selling, general and administrative expenses increased primarily as a result of higher bad debt expense, taxes and fees, marketing expenses related to the Company’s digital and high-speed Internet services and employee and telecommunication costs associated with the Company’s customer call centers. As a percentage of revenues, selling, general and administrative expenses were 19.5% for the three months ended March 31, 2003 as compared with 18.7% for the three months ended March 31, 2002.

Corporate expenses.    Corporate expenses increased 19.9% to $3.7 million for the three months ended March 31, 2003, as compared to $3.1 million for the three months ended March 31, 2002. This was principally due to an increase in corporate employees and their related costs, and higher legal and other professional fees and insurance premiums. As a percentage of revenues, corporate expenses were 1.5% for the three months ended March 31, 2003 as compared with 1.4% for the three months ended March 31, 2002.

Depreciation and amortization.    Depreciation and amortization increased 10.3% to $78.2 million for the three months ended March 31, 2003, as compared to $70.9 million for the three months ended March 31, 2002. The increase is due to the Company’s ongoing investments in its cable systems.

Non-cash stock charges relating to corporate expenses.    Non-cash stock charges relating to corporate expenses were $1.0 million for the three months ended March 31, 2002. This charge represented vesting in equity interests granted to certain members of MCC’s management team.

Interest expense, net.    Interest expense, net, increased 4.3% to $48.7 million for the three months ended March 31, 2003 as compared to $46.7 million for the three months ended March 31, 2002. This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $220.0 million as of March 31, 2002 to $940.0 million as of March 31, 2003. The Company pays fixed interest rates under its interest rate exchange agreements.

Loss (gain) on derivative instruments, net.    Loss on derivative instruments, net, was $1.1 million for the three months ended March 31, 2003, as compared to a gain of $2.6 million for the three months ended March 31, 2002. This was primarily due to an increase in the notional amount of interest rate exchange agreements and a decline in market interest rates.

Other expenses.    Other expenses were $2.4 million for the three months ended March 31, 2003, as compared to $3.0 million for the three months ended March 31, 2002. These charges represent fees on unused credit commitments and amortization of deferred financing costs.

Net loss.    Due to the factors described above, the Company generated a net loss of $33.4 million for the three months ended March 31, 2003 as compared to a net loss of $35.2 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company’s business requires capital for the upgrade, expansion and maintenance of its cable network and for the introduction of new advanced broadband services. In addition, the Company has pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development. The Company has funded and will continue to fund its working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long-term borrowings and equity financings.

Operating Activities

Net cash flows provided by operating activities were $28.3 million for the three months ended March 31, 2003 as compared to net cash flows used in operations of $8.4 million for the corresponding period in 2002. The increase in net cash flows was attributable to an increase in accounts payable and accrued expenses and deferred revenues, and a reduction in accounts receivable.

Investing Activities

Net cash flows used in investing activities were $61.4 million and $96.6 million for the three months ended March 31, 2003 and 2002, respectively. The change in net cash flows resulted from a decrease in capital expenditures from the corresponding period in 2002 and the receipt of $9.0 million in proceeds from the sale of a cable system during the three months ended March 31, 2003.

The Company’s capital expenditures were $70.0 million for the three months ended March 31, 2003. As of March 31, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 97% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 94% of the Company’s homes passed were activated with two-way communications capability. As of March 31, 2003, the Company’s digital cable service was available to approximately 98% of its basic subscribers, and the Company’s data service was marketed to about 90% of its homes passed by the Company’s cable systems.

The Company expects to complete its planned network upgrade program by June 2003, at which time the Company anticipates that approximately 98% of its cable network will be upgraded with 550MHz to 870MHz bandwidth capacity with two-way communications capability. To achieve these targets and to fund other requirements, including the costs of new advanced service installations and equipment, new plant construction, headend eliminations, regional fiber interconnections and network replacement, the Company expects to invest between $250.0 million and $270.0 million in capital expenditures in 2003.

Financing Activities

Net cash flows provided by financing activities were $21.3 million and $66.5 million for the three months ended March 31, 2003 and 2002, respectively. The change in net cash flows resulted from lower borrowing requirements for the three months ended March 31, 2003.

The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $916.0 million was outstanding as of March 31, 2003. The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $1.1 billion, of which $726.5 million was outstanding as of March 31, 2003. Mediacom LLC’s bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if Mediacom LLC does not refinance its $200.0 million 8½% senior notes due April 2008 prior to March 31, 2007.

The Company has entered into interest rate exchange agreements, which expire from April 2003 through March 2007, to hedge $940.0 million of floating rate debt. Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest rate exchange agreements. However, the Company does not anticipate their nonperformance. As of the date of this report, about 75% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

As of March 31, 2003, the Company’s total debt was $3.04 billion, it had unused credit commitments of about $811.6 million under its bank credit facilities, and its annualized cost of debt capital was approximately 6.6%. On such date, approximately $537.1 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. As of March 31, 2003, the Company was in compliance with all covenants under its debt arrangements.

Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital, capital expenditure and acquisition requirements. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its long-term business plan, service the Company’s debt obligations and complete any future acquisitions. However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

Critical Accounting Policies

The foregoing discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, the Company evaluates its estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following represent the most significant and subjective estimates used in the preparation of the Company’s consolidated financial statements.

Property, Plant and Equipment

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” the Company capitalizes a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and new high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. The Company performs periodic evaluations of the estimates used to determine the amount of costs that are capitalized.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review at March 31, 2003.

Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. The Company’s annual impairment tests, performed as of September 30, 2002, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed prior to September 30, 2003.

Recent Accounting Pronouncements

Effective in 2003, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

Inflation and Changing Prices

The Company’s systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. The Company believes that under the Federal Communications Commission’s existing cable rate regulations the Company may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit the Company’s ability to increase its rates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $940.0 million is fixed at a weighted average rate of approximately 3.8%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate their nonperformance. At March 31, 2003, the Company would have paid approximately $25.1 million if it terminated these agreements, inclusive of accrued interest.

The table below provides the expected maturity and fair value of the Company’s debt (dollars in thousands). See Note 5 to the Company’s consolidated financial statements.

	Senior Notes	Bank Credit Facilities	Total
Expected Maturity:
2003	$—	$ 2,000	$2,000
2004	—	10,500	10,500
2005	—	59,500	59,500
2006	172,500	212,250	384,750
2007	—	247,000	247,000
Thereafter	1,225,000	1,111,250	2,336,250

Total	$1,397,500	$1,642,500	$3,040,000

Fair Value	$1,432,000	$1,642,500	$3,074,500

Weighted Average Interest Rate	9.1%	3.1%	5.9%

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

PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K under Item 9 – Regulation FD Disclosure, dated March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

May 15, 2003	By:	/S/ MARK E. STEPHAN
Mark E. Stephan Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Rocco B. Commisso, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Communications Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	By:	/S/ ROCCO B. COMMISSO Rocco B. Commisso Chief Executive Officer

I, Mark E. Stephan, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Mediacom Communications Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	By:	/S/ MARK E. STEPHAN
Mark E. Stephan Chief Financial Officer