Form 10-Q
period 2003-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2003-08-13
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

          As of July 31, 2003 there were 89,718,915 shares of Class A common stock and 28,913,145 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2003

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

PART I

ITEM 1.     FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,906	$31,224
Investments	2,983	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $4,439 and $3,789, respectively	58,224	56,205
Prepaid expenses and other assets	14,613	10,278

Total current assets	118,726	101,777
Investment in cable television systems:
Inventory, net	18,146	18,795
Property, plant and equipment, net of accumulated depreciation of $776,739 and $631,427, respectively	1,449,068	1,465,034
Intangible assets, net of accumulated amortization of $282,903 and $275,125, respectively	2,059,385	2,072,404

Total investment in cable television systems	3,526,599	3,556,233
Other assets, net of accumulated amortization of $21,158 and $17,966, respectively	42,749	45,964

Total assets	$3,688,074	$3,703,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$278,953	$271,260
Deferred revenue	35,477	33,261
Current portion of long-term debt	4,130	2,211

Total current liabilities	318,560	306,732
Long-term debt, less current portion	3,045,800	3,017,000
Other non-current liabilities	48,174	33,701

Total liabilities	3,412,534	3,357,433
STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 91,255,659 shares issued and 89,718,915 shares outstanding as of June 30, 2003 and 91,068,774 shares issued and 89,532,030 shares outstanding as of December 31, 2002	913	911
Class B common stock, $.01 par value; 100,000,000 shares authorized; 28,913,145 and 28,991,456 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	289	290
Additional paid in capital	981,865	981,343
Accumulated deficit	(701,564)	(630,040)
Treasury stock, at cost, 1,536,744 shares of Class A common stock	(5,963)	(5,963)

Total stockholders’ equity	275,540	346,541

Total liabilities and stockholders’ equity	$3,688,074	$3,703,974

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended June 30,

	2003	2002

Revenues	$252,194	$230,792
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $ 83,312 and $81,707, respectively, shown separately below)	95,692	89,082
Selling, general and administrative expenses	47,882	42,617
Corporate expenses	3,908	3,664
Depreciation and amortization	83,312	81,707

Operating income	21,400	13,722
Interest expense, net	48,883	46,599
Loss on derivative instruments, net	8,624	1,716
Other expenses	1,838	2,869

Net loss before provision for income taxes	(37,945)	(37,462)
Provision for income taxes	213	25

Net loss	$(38,158)	$(37,487)

Basic and diluted loss per share	$(0.32)	$(0.31)

Weighted average common shares outstanding	118,632	119,942

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in 000’s, except per share data)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Revenues	$494,969	$450,339
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $161,478 and $152,565, respectively, shown separately below)	190,202	180,752
Selling, general and administrative expenses	95,253	83,596
Corporate expenses	7,607	7,707
Depreciation and amortization	161,478	152,565

Operating income	40,429	25,719
Interest expense, net	97,589	93,286
Loss (gain) on derivative instruments, net	9,716	(853)
Other expenses	4,235	5,913

Net loss before provision for income taxes	(71,111)	(72,627)
Provision for income taxes	413	50

Net loss	$(71,524)	$(72,677)

Basic and diluted loss per share	$(0.60)	$(0.61)

Weighted average common shares outstanding	118,579	119,917

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(71,524)	$(72,677)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	161,478	152,565
Loss (gain) on derivative instruments, net	9,716	(853)
Vesting of management stock	—	1,463
Gain on sale of investment	(675)	—
Deferred income taxes	—	(250)
Amortization of deferred financing costs	3,193	3,262
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(2,019)	(8,301)
Prepaid expenses and other assets	(4,335)	(1,575)
Accounts payable and accrued expenses	12,450	983
Deferred revenue	2,216	(235)

Net cash flows provided by operating activities	110,500	74,382

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(131,889)	(186,928)
Acquisitions of cable television systems	—	(6,548)
Sale of cable system	8,960	—
Proceeds from sale of investment	1,762	—
Other investment activities	(629)	(1,868)

Net cash flows used in investing activities	(121,796)	(195,344)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	166,750	227,000
Repayment of debt	(144,317)	(125,000)
Proceeds from issuance of common stock in employee stock purchase plan	523	728
Financing costs	22	(242)

Net cash flows provided by financing activities	22,978	102,486

Net increase (decrease) in cash and cash equivalents	11,682	(18,476)
CASH AND CASH EQUIVALENTS, beginning of period	31,224	63,307

CASH AND CASH EQUIVALENTS, end of period	$42,906	$44,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$101,539	$101,764

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$8,286	$—

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     Organization

          Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”), a Delaware corporation, is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers.  As of June 30, 2003, the Company was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

(2)     Statement of Accounting Presentation and Other Information

     Basis of Preparation of Consolidated Financial Statements

          The consolidated financial statements as of June 30, 2003 and 2002 are unaudited.  However, in the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the results for the periods presented.  The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods.  For additional disclosures, including a summary of the Company’s accounting policies, the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-29227).  The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

     Reclassifications

          Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(3)     Recent Accounting Pronouncements

          Effective in 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

          The Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options granted to employees and directors.  Accordingly, no compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant.  SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share.  The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model.  Had compensation costs been recorded for employee options under SFAS No. 148, MCC’s net loss and basic and diluted loss per share would have been increased from the “as reported” amounts to the “pro forma” amounts as follows:

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(dollars in thousands)
Net loss, as reported	$(38,158)	$(37,487)	$(71,524)	$(72,677)
Add: Non-cash stock charges	—	505	—	1,463
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(556)	(454)	(4,470)	(4,894)

Pro forma, net loss	$(38,714)	$(37,436)	$(75,994)	$(76,108)

Basic and diluted loss per share:
As reported	$(0.32)	$(0.31)	$(0.60)	$(0.61)

Pro forma	$(0.33)	$(0.31)	$(0.64)	$(0.63)

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

(4)     Loss Per Share

          The Company calculates loss per share in accordance with Statement Financial of Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share.”  SFAS 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities.  Due to its current losses, the Company does not have any additional securities outstanding that would have a dilutive effect on the weighted average common shares outstanding.  The effects of stock options and convertible debt were anti-dilutive because the Company generated net losses for the periods presented.  Accordingly, diluted loss per share equaled basic loss per share.  If the Company did not have net losses, the number of dilutive shares that would have been included in the earnings per share calculation totaled 30,000 for the three and six months ended June 30, 2003 and 20,000 for the three and six months ended June 30, 2002.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)     Debt

          As of June 30, 2003 and December 31, 2002, debt consisted of:

	June 30, 2003	December 31, 2002

	(dollars in thousands)
Bank credit facilities	$1,644,500	$1,621,500
8½% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9½% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5¼% convertible senior notes	172,500	172,500
Capital lease obligations	7,930	211

	$3,049,930	$3,019,211

          The average interest rate on outstanding debt under the bank credit facilities was 3.1% for the six months ended June 30, 2003, before giving effect to the interest rate exchange agreements discussed below.  As of June 30, 2003, the Company had unused credit commitments of approximately $795.2 million under its bank credit facilities, of which about $663.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  The Company was in compliance with all covenants under its debt arrangements as of June 30, 2003.

          The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility.  As of June 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $830.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate nonperformance by the other parties.

          The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties.  At June 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $33.7 million if these agreements were terminated, inclusive of accrued interest.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

General

          Approximately 84.9% of the Company’s revenues for the three months ended June 30, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services, including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments, pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues.  Data revenues from high-speed Internet access services and advertising revenues represent 10.8% and 4.3% of the Company’s revenues, respectively.  Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

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

Actual Results of Operations

          Selected Operating Data.  The table below provides selected operating data for the Company’s cable systems.  The information provided in this table as of June 30, 2003, reflects the sale of a cable system in the first quarter of 2003, which served approximately 3,000 basic subscribers, 2,000 digital customers and 1,000 data customers.

	June 30, 2003	June 30, 2002

Basic subscribers	1,560,000	1,585,000
Digital customers	385,000	329,000
Data customers	234,000	145,000

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          Revenues.  Revenues increased by 9.3% to $252.2 million for the three months ended June 30, 2003, as compared to $230.8 million for the three months ended June 30, 2002.  Revenues by service offering were as follows (dollars in millions):

	Three Months Ended June 30,

	2003		2002

	Amount	% of Revenues	Amount	% of Revenues

Video	$214.1	84.9%	$204.4	88.6%
Data	27.3	10.8	16.6	7.2
Advertising	10.8	4.3	9.8	4.2

	$252.2	100.0%	$230.8	100.0%

          Video revenues increased by 4.7% to $214.1 million for the three months ended June 30, 2003, as compared to $204.4 million for the three months ended June 30, 2002.  Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers principally due to increased competition in certain markets and a reduction in analog premium service units.

          Data revenues increased by 64.5% to $27.3 million for the three months ended June 30, 2003, as compared to $16.6 million for the three months ended June 30, 2002.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 10.2% to $10.8 million for the three months ended June 30, 2003, as compared to $9.8 million for the three months ended June 30, 2002.  Advertising revenues increased primarily due to an increase in the number of markets managed by the Company’s advertising sales division.

          Service costs.  Service costs increased 7.4% to $95.7 million for the three months ended June 30, 2003, as compared to $89.1 million for the three months ended June 30, 2002.  Service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services and higher programming expenses for existing basic services, partially offset by lower programming costs related to a decline in analog premium service units.  As a percentage of revenues, service costs were 37.9% for the three months ended June 30, 2003, as compared with 38.6% for the three months ended June 30, 2002.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 12.4% to $47.9 million for the three months ended June 30, 2003, as compared to $42.6 million for the three months ended June 30, 2002.  This was primarily a result of increases in bad debt expense, marketing expenses related to the Company’s digital and high-speed Internet services, advertising expenses related to the Company’s new markets and taxes and fees.  As a percentage of revenues, selling, general and administrative expenses were 19.0% for the three months ended June 30, 2003, as compared with 18.5% for the three months ended June 30, 2002.

          Corporate expenses.  Corporate expenses increased 6.7% to $3.9 million for the three months ended June 30, 2003, as compared to $3.7 million for the three months ended June 30, 2002.  This was principally due to increases in corporate employees and their related costs, higher legal and other professional fees and insurance premiums, partially offset by the recognition of $0.5 million of non-cash stock charges during the three months ended June 30, 2002.  These non-cash charges represented vesting in equity interests granted to certain members of MCC’s management team.  As a percentage of revenues, corporate expenses were 1.5% for the three months ended June 30, 2003, as compared with 1.6% for the three months ended June 30, 2002.

          Depreciation and amortization. Depreciation and amortization increased 2.0% to $83.3 million for the three months ended June 30, 2003, as compared to $81.7 million for the three months ended June 30, 2002.  The increase was due to the Company’s ongoing investments in its cable systems, offset in part by a reduction in amortization expense related to fully amortized intangible assets.

          Interest expense, net.  Interest expense, net, increased 4.9% to $48.9 million for the three months ended June 30, 2003 as compared to $46.6 million for the three months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $320.0 million as of June 30, 2002 to $830.0 million as of June 30, 2003 and an increase in average indebtedness, offset in part by lower market interest rates during the three months ended June 30, 2003.  The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates.

          Loss (gain) on derivative instruments, net.  Loss on derivative instruments, net, was $8.6 million for the three months ended June 30, 2003, as compared to $1.7 million for the three months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements and the fixed interest rates associated with such agreements, and a decline in market interest rates.

          Other expenses.  Other expenses were $1.8 million for the three months ended June 30, 2003, as compared to $2.9 million for the three months ended June 30, 2002.  Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments.  Other expenses for the three months ended June 30, 2003 were offset in part by a gain on sale of investments amounting to $0.7 million.

          Net loss.  Due to the factors described above, the Company generated a net loss of $38.2 million for the three months ended June 30, 2003, as compared to a net loss of $37.5 million for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          Revenues.  Revenues increased by 9.9% to $495.0 million for the six months ended June 30, 2003, as compared to $450.3 million for the six months ended June 30, 2002.  Revenues by service offering were as follows (dollars in millions):

	Six months Ended June 30,

	2003		2002

	Amount	% of Revenues	Amount	% of Revenues

Video	$423.5	85.6%	$401.9	89.2%
Data	51.6	10.4	30.4	6.8
Advertising	19.9	4.0	18.0	4.0

	$495.0	100.0%	$450.3	100.0%

          Video revenues increased by 5.4% to $423.5 million for the six months ended June 30, 2003, as compared to $401.9 million for the six months ended June 30, 2002.  Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers principally due to increased competition in certain markets and a reduction in analog premium service units as a result of increased competition in certain markets.

          Data revenues increased by 69.4% to $51.6 million for the six months ended June 30, 2003, as compared to $30.4 million for the six months ended June 30, 2002.  Data revenues increased primarily due to customer growth in the Company’s high-speed Internet access service.

          Advertising revenues increased by 10.9% to $19.9 million for the six months ended June 30, 2003, as compared to $18.0 million for the six months ended June 30, 2002.  Advertising revenues increased primarily due to an increase in the number of markets managed by the Company’s advertising sales division.

          Service costs.  Service costs increased 5.2% to $190.2 million for the six months ended June 30, 2003, as compared to $180.8 million for the six months ended June 30, 2002.  Service costs for the six months ended June 30, 2002 include $4.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service.  Excluding these incremental costs, service costs increased primarily due to greater operating costs directly related to customer growth in the Company’s high-speed Internet access services and higher programming expenses for existing basic services, partially offset by lower programming costs related to a decline in analog premium service units.  As a percentage of revenues, service costs were 38.4% for the six months ended June 30, 2003, as compared with 40.1% for the six months ended June 30, 2002.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased 13.9% to $95.3 million for the six months ended June 30, 2003, as compared to $83.6 million for the six months ended June 30, 2002.  This was primarily a result of increases in bad debt expense, taxes and fees, marketing expenses related to the Company’s digital and high-speed Internet services and employee and telecommunication costs associated with the Company’s customer call centers.  As a percentage of revenues, selling, general and administrative expenses were 19.2% for the six months ended June 30, 2003, as compared with 18.6% for the six months ended June 30, 2002.

          Corporate expenses.  Corporate expenses decreased 1.3% to $7.6 million for the six months ended June 30, 2003, as compared to $7.7 million for the six months ended June 30, 2002.  The decrease was due to the recognition of $1.5 million of non-cash stock charges during the six months ended June 30, 2002, offset by increases in corporate employees and their related costs, higher legal and other professional fees and insurance premiums.  These non-cash charges represented vesting in equity interests granted to certain members of MCC’s management team.  As a percentage of revenues, corporate expenses were 1.5% for the six months ended June 30, 2003, as compared with 1.7% for the six months ended June 30, 2002.

          Depreciation and amortization. Depreciation and amortization increased 5.8% to $161.5 million for the six months ended June 30, 2003, as compared to $152.6 million for the six months ended June 30, 2002.  The increase is due to the Company’s ongoing investments in its cable systems, offset in part by a reduction in amortization expense related to fully amortized intangible assets.

          Interest expense, net.  Interest expense, net, increased 4.6% to $97.6 million for the six months ended June 30, 2003, as compared to $93.3 million for the six months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $320.0 million as of June 30, 2002 to $830.0 million as of June 30, 2003 and an increase in average indebtedness, offset in part by lower market interest rates during the six months ended June 30, 2003.  The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates.

          Loss (gain) on derivative instruments, net.  Loss on derivative instruments, net, was $9.7 million for the six months ended June 30, 2003, as compared to a gain of $0.9 million for the six months ended June 30, 2002.  This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements and the fixed interest rates associated with such agreements, and a decline in market interest rates.

          Other expenses.  Other expenses were $4.2 million for the six months ended June 30, 2003, as compared to $5.9 million for the six months ended June 30, 2002.  Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments.  Other expenses for the six months ended June 30, 2003 were offset in part by a gain on sale of investments amounting to $0.7 million.

          Net loss.  Due to the factors described above, the Company generated a net loss of $71.5 million for the six months ended June 30, 2003, as compared to a net loss of $72.7 million for the six months ended June 30, 2002.

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

     Operating Activities

          Net cash flows provided by operating activities were $110.5 million and $74.4 million for the six months ended June 30, 2003 and 2002, respectively.  Net loss was relatively consistent in both periods reflecting $10.6 million and $8.9 million increases, respectively, in loss on derivative instruments, net, and depreciation and amortization, which are non-cash expenses.  The increase in net operating cash flows was also attributable in part to an increase of $11.5 million in accounts payable and accrued expenses.

     Investing Activities

          Net cash flows used in investing activities were $121.8 million and $195.3 million for the six months ended June 30, 2003 and 2002, respectively.  The change in net cash flows resulted primarily from a decrease in capital expenditures from the corresponding period in 2002 and the receipt of $9.0 million in proceeds from the sale of a cable system during the six months ended June 30, 2003.

          The Company’s capital expenditures were $140.2 million for the six months ended June 30, 2003, inclusive of $8.3 million of vehicles purchased and financed under capital leases.  As of June 30, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 98% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 96% of the Company’s homes passed were activated with two-way communications capability.  As of June 30, 2003, the Company’s digital cable service was available to approximately 98% of its basic subscribers, and the Company’s data service was marketed to about 95% of the homes passed by its cable systems.

          The Company has virtually completed its planned network upgrade program and expects prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement.  Due to efficiencies associated with the Company’s network upgrade program and overall capital plan, the Company now expects to invest approximately $230.0 million to $240.0 million in capital expenditures in 2003, which represents a reduction from previous guidance of a range of $250.0 million to $270.0 million.

     Financing Activities

          Net cash flows provided by financing activities were $23.0 million and $102.5 million for the six months ended June 30, 2003 and 2002, respectively.  The change in net cash flows resulted from lower borrowing requirements for the six months ended June 30, 2003.

          The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $927.0 million was outstanding as of June 30, 2003.  The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $1.1 billion, of which $717.5 million was outstanding as of June 30, 2003.  Mediacom LLC’s bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if Mediacom LLC does not refinance its $200.0 million 8½% senior notes due April 2008 prior to June 30, 2007.

          The Company has entered into interest rate exchange agreements, which expire from December 2003 through March 2007, to hedge $830.0 million of floating rate debt.  Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest rate exchange agreements.  However, the Company does not anticipate their nonperformance.  As of the filing date of this report, about 73% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

          As of June 30, 2003, the Company’s total debt was $3.05 billion, it had unused credit commitments of about $795.2 million under its bank credit facilities, and its annualized cost of debt capital was approximately 6.4%.  On such date, approximately $663.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements.  As of June 30, 2003, the Company was in compliance with all covenants under its debt arrangements.

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

     Impairment of Long-Lived Assets

          The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment.  There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review at June 30, 2003.

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

Recent Accounting Pronouncements

          Effective in 2003, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with SFAS 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the third quarter of fiscal 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt.  As of June 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $830.0 million is fixed at a weighed average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements.  Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties.  However, the Company does not anticipate nonperformance by the other parties.  At June 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $33.7 million if it terminated these agreements, inclusive of accrued interest.

          The table below provides the expected maturity and estimated fair value of the Company’s debt as of June 30, 2003 (dollars in thousands).  See Note 5 to the Company’s unaudited consolidated financial statements.

	Senior Notes		Bank Credit Facilities	Capital Lease Obligations	Total

Expected Maturity:
Less than 1 year	$—		$2,000	$2,130	$4,130
1 year	—		28,000	2,070	30,070
2 years	—		132,500	2,010	134,510
3 years	172,500	(1)	235,750	1,355	409,605
4 years	—		314,500	365	314,865
Thereafter	1,225,000		931,750	—	2,156,750

Total	$1,397,500		$1,644,500	$7,930	$3,049,930

Fair Value	$1,467,300		$1,644,500	$7,930	$3,119,730

Weighted Average Interest Rate	9.1%		3.1%	3.1%	5.9%

(1) Represents convertible senior notes due July 2006.

ITEM 4.     CONTROLS AND PROCEDURES

          The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On June 23, 2003, the Company held its annual meeting of stockholders to (i) elect seven directors to serve for a term of one year, (ii) ratify the 2003 Incentive Plan and (iii) ratify the selection of the Company’s independent auditors for the year ending December 31, 2003.

          The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld

Rocco B. Commisso	350,300,405	21,380,991
Craig S. Mitchell	370,162,695	1,518,701
William S. Morris III	367,411,559	4,269,837
Thomas V. Reifenheiser	367,461,474	4,219,922
Natale S. Ricciardi	367,461,814	4,219,582
Mark E. Stephan	350,121,705	21,559,691
Robert L. Winikoff	349,864,695	21,816,701

          These individuals constituted the Company’s entire Board of Directors and served as its directors immediately preceding the annual meeting.

          The stockholders approved the 2003 Incentive Plan.  The result of the vote was as follows:  296,166,305 votes were for the approval, 70,391,542 votes were against the approval and 36,563 votes abstained from the approval.

          The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2003. The result of the vote was as follows: 371,673,518 votes were for the selection, 4,416 votes were against the selection and 3,462 votes abstained from the selection.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Number	Exhibit Description

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

(b)     Reports on Form 8-K:

          During the quarter ended June 30, 2003, the Company filed or furnished the following current reports on Form
8-K with the Securities and Exchange Commission:

          Current report on Form 8-K, dated May 12, 2003, was furnished on May 12, 2003. The items reported were:

•	Item 7 - Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and

•	Item 9 - Regulation FD Disclosure, which reported the issuance of a press release announcing the Company’s financial results for the quarter ended March 31, 2003.

          Current report on Form 8-K, dated May 15, 2003, was furnished on May 15, 2003. The item reported was:

•	Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

August 13, 2003	By:	/s/ MARK E. STEPHAN

Mark E. Stephan
Senior Vice President and Chief Financial Officer