Form 10-Q
period 2003-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2003-11-12
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

Commission File Number: 0-29227

Mediacom Communications Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	06-1566067 (I.R.S. Employer Identification Number)

100 Crystal Run Road
Middletown, NY 10941
(Address of principal executive offices)

(845) 695-2600
(Registrant’s telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

     As of October 15, 2003 there were 89,801,677 shares of Class A common stock and 28,913,145 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2003

		Page

PART I
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited) - September 30, 2003 and December 31, 2002	1
	Consolidated Statements of Operations (unaudited) - Three Months Ended September 30, 2003 and 2002	2
	Consolidated Statements of Operations (unaudited) - Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended September 30, 2003 and 2002	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	17
PART II
Item 6.	Exhibits and Reports on Form 8-K	18

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,419	$31,224
Investments	2,983	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,796 and $3,789, respectively	60,380	56,205
Prepaid expenses and other assets	14,425	10,278

Total current assets	89,207	101,777
Investment in cable television systems:
Inventory, net	14,978	18,795
Property, plant and equipment, net of accumulated depreciation of $821,703 and $631,427, respectively	1,454,303	1,465,034
Intangible assets, net of accumulated amortization of $286,405 and $275,125, respectively	2,054,784	2,072,404

Total investment in cable television systems	3,524,065	3,556,233
Other assets, net of accumulated amortization of $22,705 and $17,966, respectively	41,326	45,964

Total assets	$3,654,598	$3,703,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$258,607	$271,260
Deferred revenue	36,173	33,261
Current portion of long-term debt	8,168	2,211

Total current liabilities	302,948	306,732
Long-term debt, less current portion	3,038,061	3,017,000
Other non-current liabilities	35,642	33,701

Total liabilities	3,376,651	3,357,433
STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 91,338,421 shares issued and 89,801,677 shares outstanding as of September 30, 2003 and 91,068,774 shares issued and 89,532,030 shares outstanding as of December 31, 2002	913	911
Class B common stock, $.01 par value; 100,000,000 shares authorized; 28,913,145 and 28,991,456 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	289	290
Additional paid in capital	982,335	981,343
Accumulated deficit	(699,627)	(630,040)
Treasury stock, at cost, 1,536,744 shares of Class A common stock	(5,963)	(5,963)

Total stockholders’ equity	277,947	346,541

Total liabilities and stockholders’ equity	$3,654,598	$3,703,974

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Revenues	$251,107	$233,723
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $56,958 and $75,520, respectively, shown separately below)	95,498	88,315
Selling, general and administrative expenses	49,820	44,705
Corporate expenses	4,697	3,599
Depreciation and amortization	56,958	75,520

Operating income	44,134	21,584
Interest expense, net	(46,121)	(46,987)
Gain (loss) on derivative instruments, net	8,984	(11,766)
Other expenses	(4,849)	(2,696)

Net income (loss) before provision for income taxes	2,148	(39,865)
Provision for income taxes	211	75

Net income (loss)	$1,937	$(39,940)

Basic and diluted net income (loss) per share	$0.02	$(0.33)

Weighted average common shares outstanding	118,633	119,943

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in 000’s, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Revenues	$746,076	$684,062
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $218,436 and $228,085, respectively, shown separately below)	285,700	269,067
Selling, general and administrative expenses	145,073	128,301
Corporate expenses	12,304	11,306
Depreciation and amortization	218,436	228,085

Operating income	84,563	47,303
Interest expense, net	(143,710)	(140,273)
Loss on derivative instruments, net	(732)	(10,913)
Other expenses	(9,084)	(8,609)

Net loss before provision for income taxes	(68,963)	(112,492)
Provision for income taxes	624	125

Net loss	$(69,587)	$(112,617)

Basic and diluted net loss per share	$(0.59)	$(0.94)

Weighted average common shares outstanding	118,597	119,926

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(69,587)	$(112,617)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	218,436	228,085
Loss on derivative instruments, net	732	10,913
Vesting of management stock	—	1,859
Gain on sale of investment	(675)	—
Deferred income taxes	—	(375)
Amortization of deferred financing costs	4,739	5,592
Loss on sales of cable television systems	2,197	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(4,175)	(4,544)
Prepaid expenses and other assets	(4,147)	2,497
Accounts payable and accrued expenses	(13,385)	(34,731)
Deferred revenue	2,912	3,047
Other non-current liabilities	141	—

Net cash flows provided by operating activities	137,188	99,726

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(185,004)	(298,473)
Acquisitions of cable television systems	(5,049)	(6,548)
Proceeds from sales of cable television systems	12,727	—
Proceeds from sale of investment	1,762	—
Other investment activities	(1,053)	(2,027)

Net cash flows used in investing activities	(176,617)	(307,048)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	241,750	420,375
Repayment of debt	(223,018)	(262,375)
Proceeds from issuance of common stock in employee stock purchase plan	993	1,262
Financing costs	(101)	(633)

Net cash flows provided by financing activities	19,624	158,629

Net decrease in cash and cash equivalents	(19,805)	(48,693)
CASH AND CASH EQUIVALENTS, beginning of period	31,224	63,307

CASH AND CASH EQUIVALENTS, end of period	$11,419	$14,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$173,752	$181,947

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$8,286	$—

The accompanying notes to consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Statement of Accounting Presentation and Other Information

    Basis of Preparation of Consolidated Financial Statements

     Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of September 30, 2003 and 2002. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2003.

    Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of its cable systems and equipment in conjunction with the Company’s recently completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The new asset lives are consistent with those used by companies in the cable television industry. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis and resulted in a decrease in net loss for the three months and nine months ended September 30, 2003 of approximately $31.6 million or $0.27 per share.

   Reclassifications

     Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(2) Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” in December 2002, which amends: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 on January 1, 2003.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company did not change to the fair value based method of accounting for stock-based employees compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and net income (loss) per share beginning with the first quarter of 2003. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net income (loss) and basic and diluted net income (loss) per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Net income (loss), as reported	$1,937	$(39,940)	$(69,587)	$(112,617)
Add: Non-cash stock charges	—	396	—	1,859
Add (Deduct): Total stock based compensation income (expense) determined under fair value based method for all awards, net of related tax effects	510	(307)	(3,960)	(5,201)

Pro forma, net income (loss)	$2,447	$(39,851)	$(73,547)	$(115,959)

Basic and diluted net income (loss) per share:
As reported	$0.02	$(0.33)	$(0.59)	$(0.94)

Pro forma	$0.02	$(0.33)	$(0.62)	$(0.97)

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

(3) Earnings Per Share

     The Company calculates earnings per share in accordance with Statement SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period on a basic and diluted basis. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. For the periods presented, the Company did not have any additional securities outstanding that had a dilutive effect on the weighted average common shares outstanding. Accordingly, diluted earnings per share equaled basic earnings per share. If the effects of stock options and convertible debt were dilutive, the number of dilutive shares that would have been included in the earnings per share calculation amount to 20,000 for the three and nine months ended September 30, 2002. There were no dilutive shares for the periods three and nine months ended September 30, 2003.

(4) Debt

     As of September 30, 2003 and December 31, 2002, debt consisted of:

	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Bank credit facilities	$1,641,500	$1,621,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500
Capital lease obligations	7,229	211

	$3,046,229	$3,019,211
Less: current portion	8,168	2,211

Total long-term debt	$3,038,061	$3,017,000

     The average interest rate on outstanding debt under the bank credit facilities was 3.0% for the three and nine months ended September 30, 2003, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2003, the Company had unused credit commitments of approximately $786.4 million under its bank credit facilities, of which about $604.8 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of September 30, 2003.

     The Company uses interest rate exchange agreements in order to fix the interest rate for the duration of the contract to hedge against interest rate volatility. As of September 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $830.0 million is fixed at a weighted average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate nonperformance by the other parties.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates and the current creditworthiness of the Company’s counterparties. At September 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $24.7 million if these agreements were terminated, inclusive of accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 and with the Company’s annual report on Form 10-K for the year ended December 31, 2002.

General

     Approximately 83.7% of the Company’s revenues for the three months ended September 30, 2003 are attributable to video revenues from monthly subscription fees charged to customers for the Company’s core cable television services (including basic, expanded basic and analog premium programming and digital cable television programming services, wire maintenance, equipment rental, services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues from high-speed Internet access services and advertising revenues represent 12.0% and 4.3% of the Company’s revenues, respectively. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     The Company’s operating expenses consist of service costs and selling, general and administrative expenses directly attributable to its cable systems. Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, high-speed Internet access costs and plant operating costs. Programming costs have historically increased at rates in excess of inflation primarily due to increases in the rates charged for existing programming services and to the introduction of new programming services to the Company’s basic subscribers. Under the Federal Communication Commission’s existing cable rate regulations, the Company is allowed to increase its rates for cable television services to more than cover any increases in programming. However, competitive conditions or other factors in the marketplace may limit the Company’s ability to increase its rates. Selling, general and administrative expenses include wages and salaries for customer service and administrative personnel, franchise fees and expenses related to billing, marketing, bad debt, advertising and office administration. Corporate expenses reflect compensation of corporate employees and other corporate overhead.

Actual Results of Operations

     Selected Operating Data. The table below provides selected operating data for the Company’s cable systems.

	September 30,	September 30,
	2003	2002

Basic subscribers	1,552,000	1,588,000
Digital customers	393,000	348,000
Data customers	261,000	167,000

   Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenues. Revenues increased by 7.4% to $251.1 million for the three months ended September 30, 2003, as compared to $233.7 million for the three months ended September 30, 2002. Revenues by service offering were as follows (dollars in millions):

	Three Months Ended
	September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Video	$210.2	83.7%	$205.0	87.7%
Data	30.1	12.0	19.0	8.1
Advertising	10.8	4.3	9.7	4.2

	$251.1	100.0%	$233.7	100.0%

     Video revenues increased by 2.5% to $210.2 million for the three months ended September 30, 2003, as compared to $205.0 million for the three months ended September 30, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and a reduction in analog premium service units.

     Data revenues increased by 58.4% to $30.1 million for the three months ended September 30, 2003, as compared to $19.0 million for the three months ended September 30, 2002. Data revenues increased due to customer growth in the Company’s high-speed Internet access service.

     Advertising revenues increased by 11.3% to $10.8 million for the three months ended September 30, 2003, as compared to $9.7 million for the three months ended September 30, 2002. Advertising revenues increased primarily due to a greater number of markets managed by the Company’s advertising sales division.

     Service costs. Service costs increased 8.2% to $95.5 million for the three months ended September 30, 2003, as compared to $88.3 million for the three months ended September 30, 2002. Service costs increased primarily due to greater provisioning and technical support expenses related to customer growth in the Company’s high-speed Internet access service, and higher programming expenses for existing basic services. These increases were partially offset by lower programming costs related to a decline in basic subscribers. As a percentage of revenues, service costs were 38.0% for the three months ended September 30, 2003, as compared with 37.8% for the three months ended September 30, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 11.4% to $49.8 million for the three months ended September 30, 2003, as compared to $44.7 million for the three months ended September 30, 2002. This was primarily a result of increases in bad debt expense, staffing and telecommunications costs related to customer service, marketing expenses, taxes and fees. As a percentage of revenues, selling, general and administrative expenses were 19.8% for the three months ended September 30, 2003, as compared with 19.1% for the three months ended September 30, 2002.

     Corporate expenses. Corporate expenses increased 30.6% to $4.7 million for the three months ended September 30, 2003, as compared to $3.6 million for the three months ended September 30, 2002. This was principally due to a greater number of corporate employees and increases in salaries, legal and other professional fees and insurance premiums. The Company recognized $0.4 million of non-cash stock charges during the three months ended September 30, 2002, which represented vesting in equity interests granted to certain members of MCC’s management team. As a percentage of revenues, corporate expenses were 1.9% for the three months ended September 30, 2003, as compared with 1.5% for the three months ended September 30, 2002.

     Depreciation and amortization. Depreciation and amortization decreased 24.5% to $57.0 million for the three months ended September 30, 2003, as compared to $75.5 million for the three months ended September 30, 2002. The decrease was due to changes in the estimated useful lives of the Company’s cable systems and equipment in conjunction with its recently completed network upgrade and rebuild program. These changes reduced depreciation by $31.6 million for the three months ended September 30, 2003, offset in part by increased depreciation for the Company’s ongoing investments in its cable systems. See Note 1 to the Company’s consolidated financial statements.

     Interest expense, net. Interest expense, net, decreased 1.9% to $46.1 million for the three months ended September 30, 2003 as compared to $47.0 million for the three months ended September 30, 2002. This was primarily due to lower interest rates and the expiration of certain interest rate protection agreements with high fixed interest rates, offset in part by an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $520.0 million as of September 30, 2002 to $830.0 million as of September 30, 2003 and an increase in average indebtedness during the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates paid by the Company under its bank credit facilities for the three months ended September 30, 2003 and 2002.

     Gain (loss) on derivative instruments, net. Gain on derivative instruments, net, was $9.0 million for the three months ended September 30, 2003, as compared to a loss on derivative instruments of $11.8 million for the three months ended September 30, 2002. This was primarily due to an increase in market interest rates during the three months ended September 30, 2003, as compared to a decline in market interest rates during the three months ended September 30, 2002.

     Other expenses. Other expenses were $4.8 million for the three months ended September 30, 2003, as compared to $2.7 million for the three months ended September 30, 2002. Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments, and for the three months ended September 30, 2003 also included a $2.2 million loss on sales of cable television systems.

     Net income (loss). Due to the factors described above, the Company generated net income of $1.9 million for the three months ended September 30, 2003, as compared to a net loss of $39.9 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     Revenues. Revenues increased by 9.1% to $746.1 million for the nine months ended September 30, 2003, as compared to $684.1 million for the nine months ended September 30, 2002. Revenues by service offering were as follows (dollars in millions):

	Nine months Ended
	September 30,

	2003		2002

		% of		% of
	Amount	Revenues	Amount	Revenues

Video	$633.7	84.9%	$606.9	88.7%
Data	81.7	11.0	49.5	7.2
Advertising	30.7	4.1	27.7	4.1

	$746.1	100.0%	$684.1	100.0%

     Video revenues increased by 4.4% to $633.7 million for the nine months ended September 30, 2003, as compared to $606.9 million for the nine months ended September 30, 2002. Video revenues increased primarily due to basic rate increases largely associated with programming rate increases and to customer growth in the Company’s digital cable services, partially offset by a decline in basic subscribers and a reduction in analog premium service units.

     Data revenues increased by 65.1% to $81.7 million for the nine months ended September 30, 2003, as compared to $49.5 million for the nine months ended September 30, 2002. Data revenues increased due to customer growth in the Company’s high-speed Internet access service.

     Advertising revenues increased by 10.8% to $30.7 million for the nine months ended September 30, 2003, as compared to $27.7 million for the nine months ended September 30, 2002. Advertising revenues increased primarily due to a greater number of markets managed by the Company’s advertising sales division.

     Service costs. Service costs increased 6.2% to $285.7 million for the nine months ended September 30, 2003, as compared to $269.1 million for the nine months ended September 30, 2002. Service costs for the nine months ended September 30, 2002 include $4.3 million of incremental costs related to the Company’s transition to its Mediacom Online high-speed Internet access service. Excluding these incremental costs, service costs increased primarily due to greater provisioning and technical support expenses directly related to customer growth in the Company’s high-speed Internet access service and higher programming expenses for existing basic services. These increases were partially offset by lower programming costs related to a decline in basic subscribers and analog premium service units. As a percentage of revenues, service costs were 38.3% for the nine months ended September 30, 2003, as compared with 39.3% for the nine months ended September 30, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.1% to $145.1 million for the nine months ended September 30, 2003, as compared to $128.3 million for the nine months ended September 30, 2002. This was primarily a result of increases in bad debt expense, taxes and fees, staffing and telecommunications costs related to customer service and marketing expenses. As a percentage of revenues, selling, general and administrative expenses were 19.4% for the nine months ended September 30, 2003, as compared with 18.8% for the nine months ended September 30, 2002.

     Corporate expenses. Corporate expenses increased 8.8% to $12.3 million for the nine months ended September 30, 2003, as compared to $11.3 million for the nine months ended September 30, 2002. This was due to a greater number of corporate employees and increases in salaries, higher legal and other professional fees and insurance premiums. The Company recognized $1.9 million of non-cash stock charges during the nine months ended September 30, 2002, which represented vesting in equity interests granted to certain members of MCC’s management team. As a percentage of revenues, corporate expenses were 1.6% for the nine months ended September 30, 2003, as compared with 1.7% for the nine months ended September 30, 2002.

     Depreciation and amortization. Depreciation and amortization decreased 4.3% to $218.4 million for the nine months ended September 30, 2003, as compared to $228.1 million for the nine months ended September 30, 2002. The decrease was due to changes in the estimated useful lives of the Company’s cable systems and equipment in conjunction with its recently completed network upgrade and rebuild program. These changes reduced depreciation by $31.6 million for the nine months ended September 30, 2003, offset in part by increased depreciation for the Company’s ongoing investments in its cable systems. See Note 1 to the Company’s consolidated financial statements.

     Interest expense, net. Interest expense, net, increased 2.4% to $143.7 million for the nine months ended September 30, 2003, as compared to $140.3 million for the nine months ended September 30, 2002. This was primarily due to an increase in the aggregate notional amount of the Company’s interest rate exchange agreements from $520.0 million as of September 30, 2002 to $830.0 million as of September 30, 2003 and an increase in average indebtedness, offset in part by lower market interest rates during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The average fixed interest rate the Company paid under its interest rate exchange agreements was higher than variable market interest rates paid by the Company under its bank credit facilities for the nine months ended September 30, 2003 and 2002.

     Loss on derivative instruments, net. Loss on derivative instruments, net, was $0.7 million for the nine months ended September 30, 2003, as compared to $10.9 million for the nine months ended September 30, 2002. This was primarily due to a smaller decrease in market interest rates during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

     Other expenses. Other expenses were $9.1 million for the nine months ended September 30, 2003, as compared to $8.6 million for the nine months ended September 30, 2002. Other expenses primarily represent amortization of deferred financing costs and fees on unused credit commitments. Other expenses for the nine months ended September 30, 2003 also included a $2.1 million loss on sales of cable television systems and a $0.7 million gain on sale of investments.

     Net loss. Due to the factors described above, the Company generated a net loss of $69.6 million for the nine months ended September 30, 2003, as compared to a net loss of $112.6 million for the nine months ended September 30, 2002.

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

   Operating Activities

     Net cash flows provided by operating activities were $137.2 million and $99.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in net operating cash flows was primarily due to reductions in net loss and in the use of cash for certain working capital accounts for the nine months ended September 30, 2003.

   Investing Activities

     Net cash flows used in investing activities were $176.6 million and $307.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net investing cash flows resulted primarily from a reduction in capital expenditures for the nine months ended September 30, 2003.

     The Company’s capital expenditures were $193.3 million for the nine months ended September 30, 2003, inclusive of $8.3 million of vehicles purchased and financed under capital leases, as compared to $298.5 million for the nine months ended September 30, 2002. As of September 30, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 98% of the Company’s cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of the Company’s homes passed were activated with two-way communications capability. As of September 30, 2003, the Company’s digital cable service was available to approximately 99% of its basic subscribers, and the Company’s high speed Internet access service was marketed to about 96% of the homes passed by its cable systems.

     The Company has recently completed its planned network upgrade program and expects prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement. The Company expects to invest approximately $230.0 million to $240.0 million in capital expenditures in 2003.

   Financing Activities

     Net cash flows provided by financing activities were $19.6 million and $158.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net financing cash flows resulted from lower borrowing requirements for the nine months ended September 30, 2003, principally due to the above-mentioned increase in net cash flows provided by operating activities and the reduction in capital expenditures.

     The Company owns its cable systems through its two principal subsidiaries, Mediacom Broadband LLC and Mediacom LLC. The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $946.0 million was outstanding as of September 30, 2003. The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $1.0 billion, of which $695.5 million was outstanding as of September 30, 2003. Mediacom LLC’s bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if Mediacom LLC does not refinance its $200.0 million 8½% senior notes due April 2008 prior to March 31, 2007.

     The Company has entered into interest rate exchange agreements, which expire from December 2003 through March 2007, to hedge $830.0 million of floating rate debt. Under the terms of all of the Company’s interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties of the interest rate exchange agreements. However, the Company does not anticipate their nonperformance. As of September 30, 2003, about 73% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of September 30, 2003, the Company’s total debt was $3.05 billion, it had unused credit commitments of about $786.4 million under its bank credit facilities, and its annualized cost of debt capital was approximately 6.4%. On such date, approximately $604.8 million could be borrowed and used for general corporate purposes under the most restrictive covenants in the Company’s debt arrangements. As of September 30, 2003, the Company was in compliance with all covenants under its debt arrangements.

     Although the Company has not generated earnings sufficient to cover fixed charges, the Company has generated cash and obtained financing sufficient to meet its short-term requirements, including its debt service, working capital and capital expenditures. The Company expects that it will continue to be able to generate funds and obtain financing sufficient to service its long-term business plan, service the Company’s debt obligations and complete any future acquisitions. However, there can be no assurance that the Company will be able to obtain sufficient financing, or, if it were able to do so, that the terms would be favorable to the Company.

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

     The Company believes the following represent the most significant and subjective estimates used in the preparation of the Company’s consolidated financial statements:

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

   Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in the Company’s circumstances that would indicate that the Company would need to perform an impairment review.

   Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs are indefinite-lived assets. The Company’s annual impairment tests, performed as of September 30, 2002, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” in December 2002, which amends: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on the Company’s financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $830.0 million is fixed at a weighed average rate of approximately 3.4%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2003 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, the Company does not anticipate nonperformance by the other parties. At September 30, 2003, based on the mark-to-market valuation, the Company would have paid approximately $24.7 million if it terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of the Company’s debt as of September 30, 2003 (dollars in thousands). See Note 4 to the Company’s unaudited consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total

Expected Maturity:
October 1, 2003 to September 30, 2004	$—		$6,250	$1,918	$8,168
October 1, 2004 to September 30, 2005	—		32,500	1,963	34,463
October 1, 2005 to September 30, 2006	172,500	(1)	157,875	2,025	332,400
October 1, 2006 to September 30, 2007	—		241,375	1,323	242,698
October 1, 2007 to September 30, 2008	200,000		363,250	—	563,250
Thereafter	1,025,000		840,250	—	1,865,250

Total	$1,397,500		$1,641,500	$7,229	$3,046,229

Fair Value	$1,361,045		$1,641,500	$7,229	$3,009,774

Weighted Average Interest Rate	9.1%		3.0%	3.1%	5.8%

(1)	Represents convertible senior notes due July 2006.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description

31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

(b)  Reports on Form 8-K:

     During the quarter ended September 30, 2003, the Company filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

     Current report on Form 8-K, dated August 6, 2003, was furnished on August 6, 2003. The items reported were:

•	Item 12 - Regulation FD Disclosure, which reported the issuance of a press release announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

November 11, 2003	By:	/s/ Mark E. Stephan

Mark E. Stephan
Senior Vice President and
Chief Financial Officer