Form 10-K
period 2003-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2004-03-12
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-29227

Mediacom Communications Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1566067
(State of incorporation)	(I.R.S. Employer Identification Number)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Class A Common Stock, $0.01 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

     As of June 30, 2003, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $593.7 million.

     As of February 17, 2004 there were outstanding 89,808,627 shares of Class A common stock and 28,913,145 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

MEDIACOM COMMUNICATIONS CORPORATION
2003 FORM 10-K ANNUAL REPORT

     References in this Annual Report to “we,” “us,” or “our” are to Mediacom Communications Corporation and its direct and indirect subsidiaries since its initial public offering in February 2000 and to Mediacom LLC and its direct and indirect subsidiaries prior to the initial public offering, unless the context specifies or requires otherwise.

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

PART I

ITEM 1. BUSINESS

Introduction

     We are currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. We provide our customers with a wide array of broadband products and services, including traditional analog video services, digital television, video-on-demand, high-definition television and high-speed Internet access. As of December 31, 2003, our cable systems passed approximately 2.76 million homes and served approximately 1.54 million basic subscribers in 23 states. A basic subscriber is a customer that subscribes to a package of cable television services. Approximately 60% of our customers are located within the top 100 television markets in the United States.

     We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer. Since commencement of our operations in March 1996, we have experienced significant growth by executing a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. In 2001, we acquired cable systems from AT&T Broadband, LLC that served approximately 800,000 basic subscribers, for an aggregate purchase price of about $2.06 billion. This acquisition more than doubled our size and enhanced our scale efficiencies in operations and capital investments in technology.

Business Strategy

     We believe that our high-speed, interactive broadband network is the superior platform for the delivery of advanced video, data and voice products and services. Our strategy is to use the capabilities of our broadband network to expand the products and services we offer our subscribers, attract new customers and diversify our revenue streams. We believe that the investment in our broadband network and facilities, together with our attractive bundled products and services, reliable customer service and local community presence will enable us to execute our strategy and compete effectively in our markets.

  Technology

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of December 31, 2003, approximately 98% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. As of the same date, approximately 95% of our basic subscribers were served by our 50 largest headend facilities. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunications services. A headend facility is the location where signals are received and processed for distribution over a cable system.

     Our upgrade program increased our cable systems’ network capacity and reliability, and the quality of the service that they deliver. This has allowed us to introduce additional video programming and other products and services, including digital video, video-on-demand, or VOD, high-definition television, or HDTV, digital video recorders, or DVRs, and high-speed Internet access or cable modem service. In addition, beginning in the fourth quarter of 2004, we plan to introduce in certain markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP, telephony.

  Bundling

     We plan to leverage the capacity and flexibility of our upgraded broadband network, as we increasingly emphasize our offerings of bundled products and services. A bundled customer is one who subscribes to two or more of our primary services. Bundled products and services offer our subscribers key benefits such as a single provider contact for ordering, provisioning, billing and customer care. We currently offer video and data bundles, and when we introduce telephony we will be able to offer a triple-play bundle of video, data and voice.

     The availability of our multiple products and services in most of our footprint has allowed us to offer bundled service to most of our subscribers. As of December 31, 2003, our digital cable service was available to 99% of our basic subscribers, and we served approximately 383,000 digital customers. Our VOD and HDTV services were available to approximately 50% and approximately 70% of our digital customers, respectively. In addition, our high-speed Internet access was marketed to approximately 97% of the homes passed by our cable systems, and we served approximately 280,000 data customers.

  Customer Service

     Attaining higher levels of customer satisfaction is critical to our success in the increasingly competitive environment we face today. We continue to invest in our customer care personnel and call center technology to improve our capabilities in customer service and have developed and attained internal customer service standards that meet or exceed those standards established by the National Cable and Telecommunications Association. In 2003, we invested in virtual contact technology across our call centers and raised our level of customer service and improved the productivity of our call center personnel.

  Community Presence

     When our company commenced operations in 1996, one of our key objectives was to bridge the “digital divide” that had developed between the smaller cities and towns and the large urban markets in the United States. Over the past several years we have made significant investments in our cable systems, and as a result, substantially all of the homes in our markets now have access to the latest in broadband products and services.

     We continue our efforts to build good relationships with the communities we serve by participating in a wide range of local educational and community service initiatives. Our major company-wide programs include the “Mediacom Cable in the Classroom” program which provides more than 2,800 schools with free cable service and, where available, high-speed Internet access. We also provide free cable service to government buildings, libraries, and not-for-profit hospitals in our franchise areas. We also develop and offer unique local programming in our communities.

Corporate Address and Website

     Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. We have made available free of charge through our website (follow the Corporate Info link to the Investor Relations tab to “Annual Reports/SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report.

Products and Services

     Through our one operating segment, broadband services, we offer our customers an array of traditional analog video services, also referred to as our core cable television services. In addition, we offer to a significant portion of our customer base advanced broadband products and services, including digital cable television, VOD, HDTV and high-speed Internet access. We introduced DVRs in March 2004 and plan to launch VoIP telephony service in certain cable systems during the fourth quarter of 2004.

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

  Digital Services

     Digital Cable. Digital video technology has significantly enhanced and expanded the video and other service offerings we provide to our customers. This technology has enabled us to improve picture quality and reliability, and to greatly increase our channel offerings through the use of compression, which converts one analog channel into eight to 12 digital channels.

     Customers who subscribe to our digital cable offerings receive up to 230 digital channels in many of our cable systems. We currently offer several digital cable programming packages that include digital basic channels, multichannel premium services, pay-per-view movie and sports channels, channels of digital music, and an interactive on-screen program guide.

     Subscribers typically pay us on a monthly basis for digital cable service and generally may discontinue services at any time. A digital converter is required to receive our digital cable service. Monthly rates vary generally according to the level of service and the number of digital converters selected by the subscriber. As of December 31, 2003, our digital cable service was available to approximately 99% of our basic subscribers and we served 383,000 digital customers.

     We have also introduced the following new digital video services to bolster our competitive position and generate additional video revenues.

     Video-On-Demand. Video-on-demand is an interactive television service that provides access to movies, special events or general interest titles on demand with the ability to pause, rewind and fast forward selected programming. Customers can watch their selected feature repeatedly during the viewing window, which typically runs up to 24 hours, or stop the selection before it is completed and return to it at a later time during the viewing window. Fees are typically charged on a per-selection basis, although certain on-demand programming services are available free of charge (such as Mag Rack), or for a flat monthly fee (such as premium services), also known as subscription-based video-on-demand. We currently offer VOD service to approximately 50% of our digital customers. During 2004, we plan to make VOD service available in additional cable systems representing another 15% of our digital customers and increase the amount of content available to our customers via this service.

     High-Definition Television. High-definition television signals have twice the color resolution and six times the picture sharpness of standard television signals. A television set capable of receiving and displaying high-definition signals is required to utilize this service. Our HDTV service requires the use of an advanced digital converter for which we charge an additional monthly fee. This service typically includes high-definition signals for certain premium programming networks and local broadcast stations. We currently offer HDTV service in markets serving approximately 70% of our digital customers. During 2004, we plan to make HDTV service available in additional cable systems representing another 12% of our digital customers and to increase the amount of HDTV content available to our customers.

     Digital Video Recorders. A digital video recorder, or DVR, has the ability to store programs on a hard disk drive contained in an advanced digital converter. DVRs provide consumers with the ability to view recorded programming at will, and to pause and rewind “live” broadcasts. We began deploying digital video recorders in certain of our cable systems in March 2004 and plan to expand to additional markets during the balance of the year.

  High-Speed Internet Access

     Our broadband cable network enables our high-speed Internet customers, also referred to as cable modem customers, to transmit data up to 100 times faster than traditional telephone modem technologies. Our cable modem customers can receive and transmit large files over the Internet in a fraction of the time required when using the traditional telephone modem. Our high-speed Internet access service also allows much quicker response times when surfing the Internet, providing a richer experience for the customer that capitalizes on the significant capacity of our broadband cable network. In addition, cable modem service eliminates the need to use a telephone line to access the Internet. It is also always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization. Monthly subscription rates and related charges vary according to whether the customer leases or owns the cable modem and whether the customer subscribes to our video services. As of December 31, 2003, our cable modem service was marketed to about 96% of our homes passed, and we served approximately 280,000 data customers.

  Commercial Data Services

     During 2003, we began providing commercial high-speed Internet access services to small and medium-sized businesses. This commercial cable modem service allows businesses with multiple users to select from various service options to suit their needs.

     We are currently rolling out on a broader scale advanced customized data services to large commercial customers. We have the flexibility to provide enterprise network services to these customers because as part of our network upgrade and headend consolidation programs we deployed over 8,000 route miles of fiber optic cable and created large high-capacity regional networks with excess capacity. These services include virtual private networks, wide area networks and point-to-point data communication.

  Telecommunications Services

     We are in active development of a VoIP platform, from which we plan to launch voice services in certain of our cable systems in the fourth quarter of 2004. VoIP technology converts voice signals into data packets that are transmitted over the Internet and then reconverted into voice signals at the destination. VoIP technology is an alternative to traditional phone networks that use dedicated circuits for each call. We believe the ability to offer customers a bundle of video, voice and data services from a single provider using its own network will be unique in nearly all of our markets.

  Advertising

     We generate revenues from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally based sales workforce. We are extending our advertising infrastructure to our cable systems that have third-party advertising agreements that are expiring. In addition, the increasing concentration of customers served by our headend facilities as a result of our headend consolidation program has also positioned us to increase our advertising sales.

Description of Our Cable Systems

  Overview

     The following table provides an overview of selected operating and cable network data for our cable systems for the years ended:

	2003	2002	2001	2000	1999
Operating Data:
Core Video
Homes passed(1)	2,755,000	2,715,000	2,630,000	1,173,000	1,071,500
Basic subscribers(2)	1,543,000	1,592,000	1,595,000	779,000	719,000
Basic penetration(3)	56.0%	58.6%	60.6%	66.4%	67.1%
Digital Cable
Digital-ready basic subscribers(4)	1,523,000	1,540,000	1,400,000	400,000	168,000
Digital customers(5)	383,000	371,000	321,000	40,000	5,300
Digital penetration(6)	25.1%	24.1%	22.9%	10.0%	3.2%
Data
Data-ready homes passed(7)	2,665,000	2,460,000	1,780,000	550,000	120,000
Data-ready homes marketed(8)	2,655,000	2,320,000	1,420,000	486,000	105,500
Data customers(9)	280,000	191,000	115,000	15,600	5,100
Data penetration(10)	10.5%	8.2%	8.1%	3.2%	4.8%
Revenue Generating Units(11)	2,206,000	2,154,000	2,031,000	834,600	729,400
Customer Relationships(12)	1,570,000	1,611,000	1,607,000	N/A	N/A
Cable Network Data:
Miles of plant	45,900	45,000	44,100	24,500	22,444
Density(13)	60	60	60	48	48
Percentage of cable network at 50MHz to 870MHz	98%	96%	75%	74%	57%

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the most prevalent combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium service, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(3)	Represents basic subscribers as a percentage of homes passed.

(4)	A subscriber is digital-ready if the subscriber is in a cable system where digital cable services are available.

(5)	Represents customers that receive digital cable services.

(6)	Represents digital customers as a percentage of digital-ready basic subscribers.

(7)	A home passed is data-ready if it is in a cable system with two-way communications capability.

(8)	Represents data-ready homes passed where cable modem service is available.

(9)	Represents residential data customers and small to medium-sized commercial accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements less than 5MHz. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other cable companies.

(10)	Represents the number of total data customers as a percentage of data-ready homes marketed.

(11)	Represents the sum of basic subscribers, digital customers and data customers.

(12)	Represents the total number of customers that receive at least one level of service, encompassing video and data services, without regard to which service(s) customers purchase. This information is not available for periods prior to 2001.

(13)	Represents homes passed divided by miles of plant.

  Selected Operating Data

     Our systems are organized into three geographic operating divisions. The following table sets forth the principal states served by such divisions, and their respective basic subscribers, digital customers and data customers as of December 31, 2003:

		Basic	Digital	Data
Division	States	Subscribers	Customers	Customers
Midwest	Illinois, Indiana, Iowa, Kentucky, Missouri	538,000	121,000	97,000
North Central	Iowa, Minnesota, South Dakota	565,000	134,000	114,000
Southern	Alabama, California, Delaware, Florida, Georgia, North Carolina	440,000	128,000	69,000

	Total	1,543,000	383,000	280,000

     Approximately 60% of our subscribers are in the top 100 designated market areas, or “DMAs”, in the United States. We are the leading provider of broadband services in Iowa, and control the three largest Iowa markets that are in the top 50 to 100 DMAs: Des Moines – Ames (70th DMA); Davenport, IA – Rock Island – Moline, IL (88th DMA); and Cedar Rapids – Waterloo & Dubuque (90th DMA). We also serve customers in top 100 DMA markets that include: Los Angeles, CA (2nd DMA); Chicago, IL (3rd DMA); Minneapolis – St. Paul, MN (14th DMA); Greenville – Spartanburg, SC (35th DMA); Mobile, AL – Pensacola, FL (62nd DMA); Paducah, KY – Cape Girardeau, MO – Harrisburg – Mt. Vernon, IL (74th DMA); Springfield, MO (79th DMA); and Champaign & Springfield – Decatur, IL (83rd DMA).

Technology Overview

     We believe in investing in advanced technology to improve our competitive position. Since our inception we have made significant investments in our cable network upgrade program to allow us to introduce new and enhanced products and services to our customers. We completed our planned upgrade program during 2003. As a result, we have transformed legacy cable plant into a state-of-the-art broadband network. The primary features of our upgraded broadband network are:

•	hybrid fiber-optic coaxial architecture;

•	98% of bandwidth capacity is 550MHz to 870MHz;

•	97% of homes passed have two-way communications capability;

•	the 50 largest headend facilities serve 95% of our basic subscribers; and

•	the ability to provide advanced broadband services across virtually our entire footprint.

     A central feature of our cable network is the deployment of high capacity, hybrid fiber-optic coaxial architecture. The hybrid fiber-optic coaxial architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires more extensive signal amplification in order to obtain the desired levels for delivering channels.

     Our upgraded network design connects fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system’s main, high-capacity fiber optic cable that is shared by a number of customers. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. Our design also allows for the use of advanced technology such as node-splitting, digital compression and multi-plexing to increase capacity.

     The use of fiber optic technology in our cable network improves picture quality and network reliability. It also gives our systems the flexibility to run multiple separate channel line-ups from a single headend and transmit advertisements to specific local communities.

     The following table describes the technological state of our cable network as of December 31, 2001, 2002, 2003, and displays the progress we made during these periods with our network upgrade program:

	Percentage of Cable Network
	Less than	Standard	Enhanced	Greater Than	Two-Way
	550MHz	550MHz	550MHz	550MHz	Capable
December 31, 2001	25%	25%	—	50%	68%
December 31, 2002	4%	23%	—	73%	91%
December 31, 2003	2%	7%	12%	79%	97%

     As of December 31, 2003, our 550MHz systems consisted of standard 550MHz and enhanced 550MHz systems. We have used fiber-to-the-node construction to increase the capacity of our enhanced 550MHz cable systems, enabling them to deliver the same broadband video, data and voice services as our systems with bandwidths greater than 550MHz. As a result, we have the ability to provide digital cable television, VOD, HDTV, high-speed Internet access and other telecommunications services across virtually our entire footprint.

     Two-way communications capability permits our customers to send and receive signals over the cable network so that interactive services, such as VOD, are accessible and high-speed Internet access does not require a separate telephone line. Our two-way communications capability, together with hybrid fiber-optic coaxial architecture, enhances our cable network’s ability to provide advanced telecommunications services, such as the VoIP telephony service.

     As of December 31, 2003, our cable systems were operated from 145 headend facilities. Fiber optics and advanced transmission technologies made it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. Approximately 95% of our customers are now served by our 50 largest headend facilities.

     As part of our headend consolidation program, we deployed over 8,000 route miles of fiber optic cable, creating large regional fiber optic networks with the potential to provide advanced telecommunications services. These regional networks have excess fiber optic capacity to accommodate new and expanded products and services, such as our commercial data business.

     With our upgrade from the traditional coaxial network design to hybrid fiber-optic coaxial architecture, our broadband network now provides higher capacity, superior signal quality, greater network reliability, reduced operating costs and more reserve capacity for the addition of future services. We also believe that the combination of reserve fiber strands and continued advancements in bandwidth management techniques such as compression and multi-plexing technology will preclude the need for additional widespread cable network upgrades in the foreseeable future.

Programming Supply

     Except as noted below, we have various contracts to obtain basic and premium programming for our cable systems from program suppliers whose compensation is typically based on a fixed monthly fee per customer. Our programming contracts are generally for a stated period of time.

     We are a member of the National Cable Television Cooperative, Inc., a programming cooperative primarily consisting of small to medium-sized multiple system operators serving, in the aggregate, over 14 million cable subscribers. The cooperative may help create efficiencies in the areas of obtaining and administering programming contracts, as well as securing, in some cases, more favorable programming rates and contract terms for small to medium-sized cable operators. We negotiate programming contract renewals both directly and through the cooperative. From time to time, the contracts covering the programming services carried on our cable systems expire, and we generally provide such services to our customers without written contracts with the respective program suppliers as we negotiate contract renewals.

     Our programming costs are expected to rise in the future due to increased costs to purchase programming, particularly sports programming, additional programming being provided to our customers, and other factors affecting the cable television industry. Although we are legally able to pass through expected increases in our programming costs to customers, there can be no assurance that competitive conditions or other factors in the marketplace will allow us to do so.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2005. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners or the broadcast network carried by such stations.

Customer Service

     System reliability and customer satisfaction represent a cornerstone of our business strategy. We expect that investments in our cable network and our regional contact centers significantly strengthen customer service, enhance the reliability of our cable network and allow us to introduce new services to our customers. We maintain regional contact centers staffed with dedicated customer service representatives, or CSRs, who are available to respond to customer calls 24 hours a day, seven days a week, on a toll-free basis. We believe our regional contact centers allow us to effectively coordinate installation appointments and reduce response times to customer inquiries.

     During 2003, we implemented virtual contact center technology which provides customers with extensive self-service capabilities, such as making a payment and verifying service appointments, and enables us to re-route customer calls among our regional contact centers to minimize hold times. Our virtual contact centers also give our CSRs instant access to the calling customer’s file and our products and services in the customer’s market. We believe our virtual contact centers will help us ensure the most efficient utilization of our CSRs and the most effective customer interactions. Reinforcing our commitment to customer service, we have developed and attained customer service standards that meet or exceed those standards established by the National Cable and Telecommunications Association.

     We continue to invest in both personnel and equipment and technology to improve our customer care. Our newest initiatives include e-Care, a web-based customer service platform, and field workforce management programs designed to increase the productivity and sales performance of our technical field employees.

Community Relations

     We are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides more than 2,800 schools with free cable service and, where available, high-speed Internet service. We also provide free cable television service to government buildings, libraries and not-for-profit hospitals in our franchise areas.

     We also develop and offer local programming to our communities, a capability not available to direct broadcast satellite service providers, our primary competition in our video business. Several of our systems have production facilities to create local content. These locally produced programs include local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We also have the exclusive right to carry many of these events. For instance, in Iowa, we are the exclusive broadcaster of city ouncil meetings, the Little League Championships in Des Moines and the Iowa High School State Football Championships. We believe increasing our emphasis on local programming builds customer loyalty.

Franchises

     Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, or Communications Act, as amended.

     As of December 31, 2003, we held 1,484 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2003.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers
2004 through 2007	561	37.8%	588,800	38.2%
2008 and thereafter	923	62.2	954,200	61.8

Total	1,484	100.0%	1,543,000	100.0%

     We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us. The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the “fair market value” for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Competition

     We, like most operators of cable systems, compete on the basis of several factors, including price and the quality and variety of products and services offered. We face competition from various communications and entertainment providers, the number and type of which we expect will increase as we expand the products and services offered over our broadband network. In recent years, Congress has passed legislation and the Federal Communications Commission, or FCC, has adopted policies authorizing new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable systems. The extent to which a cable system operator is competitive depends in significant part upon the operator’s ability to provide a greater variety of programming, superior technical performance, the variety of services offered, including digital cable, VOD, HDTV and DVRs, and superior customer service than are available with over-the-air broadcasting or other competitive alternative delivery sources. We believe our ability to package multiple services in a bundle, such as combining our video products and services with our high speed internet access services, is a unique advantage in our competitive business environment.

  Providers of Broadcast Television and Other Entertainment

     The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. As local over-the-air broadcasters continue their federally-mandated transition to digital-only signal formats, the extent to which those local broadcasters offer digital feeds of their analog programming, additional programming on other digital channels and/or HDTV signals may increase competition for customers with digital or HDTV receivers where such signals are not carried on the cable system. Cable systems also face competition from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players.

  Direct Broadcast Satellite Providers

     Direct broadcast satellite service, or DBS service, is the cable industry’s most significant competitor. DBS customers have grown rapidly over the past several years, far exceeding the basic subscriber growth rate of the cable industry. According to recent industry reports, DBS service providers currently deliver video programming services to over 14 million individual households, condominiums, apartments and office complexes in the United States. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications Corporation, provide service to substantially all of these DBS customers and are each among the four largest providers of multichannel video programming services based on reported customers. The News Corporation Limited, or News Corporation, recently acquired a significant interest in DIRECTV. Affiliation with News Corporation could strengthen DIRECTV’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. A recently launched direct broadcast service, VOOM, has begun offering primarily HDTV services on a national basis.

     DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna. DBS service providers use video compression technology to increase channel capacity and digital technology to improve the quality of the signals transmitted to their customers, and typically offer more than 300 channels of programming, including local television broadcast stations and other programming services substantially similar to those provided by our cable systems.

     A change in legislation in 1999 allowed DBS service providers to deliver local broadcast signals, eliminating a significant competitive advantage which we and other cable system operators had over DBS service providers. As of December 31, 2003, DBS service providers delivered local broadcast stations in markets representing an estimated 62% of our basic subscribers. Based on announced new markets, this figure could increase to an estimated 83% of our basic subscribers. However, unlike our locally-based cable systems, DBS service providers have limited ability to offer locally-produced programming in each community where service is offered and do not have a meaningful local presence in those communities. In addition, for the foreseeable future, there may be technological and other limitations as to the capability of DBS service providers to deliver most local broadcast signals in all markets, particularly as these signals are delivered in the HDTV format. Overall we believe our video products and services, including digital television, and our March 2004 launch of DVRs, and our unique ability to offer VOD, or greater quantities of HDTV programming and locally produced content make us competitive with the video products and services delivered by DBS service providers.

     DBS service providers also are currently offering two alternatives of satellite-delivered high-speed Internet access service. One alternative is a one-way service that utilizes a telephone return path, in contrast to our two-way, high-speed service, which does not require a telephone line. The other alternative is a two-way, high-speed service, which requires additional equipment purchases by the customer and is offered at higher prices than our own equivalent service.

     DBS service providers and certain phone companies are now jointly offering bundled services that include video, voice and high-speed Internet access. We believe our comparable bundled services are competitive with those offered by the DBS and phone company alliances, particularly as we roll out our planned voice telephony services over our cable systems.

  Multichannel Multipoint Distribution

     Multichannel multipoint distribution systems, also known as MMDS, or wireless cable systems, deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable systems, and are not required to obtain local franchises or pay franchise fees. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC’s recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel’s signal. Generally, wireless cable operators are now concentrated on data transmission services rather than video-service. We have very limited competition from MMDS operators.

  Private Cable Television Systems

     Private cable television systems known as satellite master antenna television, or SMATV systems, compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple dwelling unit facilities. SMATV systems typically use a single satellite dish for an entire building or complex to provide improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. SMATV systems typically are not subject to regulation like local franchised cable operators.

     Under the Telecommunications Act of 1996, or 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way. The FCC has held that the latter provision is not violated so long as interconnection across public rights of way is provided by a third party.

     SMATV system operators often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting dedicated compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, with respect to easements located entirely on private property.

  Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a municipal-owned utility or another service provider. Some of these competitors may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. Well financed businesses from outside the cable industry, such as public utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, may over time become competitors. We believe that various entities are currently offering cable service to an estimated 9.2% of the homes passed in the service areas of our franchises.

  Internet Access

     We offer high-speed Internet access, or cable modem service, in many of our cable systems. Our cable modem service competes with the high-speed Internet access services offered by existing Internet service providers, commonly known as ISPs, DBS service providers, and local and long distance telephone companies. Many of these competitors have substantial resources.

     Digital subscriber line technology, known as DSL, provides Internet access to subscribers at data transmission speeds equal to or greater than that of standard telephone line modems, putting DSL service in direct competition with cable modem service. Numerous companies, including telephone companies, have introduced DSL services. DBS service providers currently offer satellite-delivered high-speed Internet access with a telephone return path through a one-way service or a two-way interactive high-speed service.

     Certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, using wireless technologies that may transcend present service boundaries and avoid certain regulatory restrictions. Moreover, some electric utilities have announced plans to deliver broadband services over their electrical distribution networks. The FCC has an on-going rulemaking which, to date, appears limited to basic regulations to avoid technical interference with existing services. If electric utilities provide broadband services over their existing electrical distribution networks, depending upon the variety, quality and pricing of such services, it could have a detrimental impact on us.

     A number of ISP’s have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers. This kind of access is often called “open access”. Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. The FCC has classified cable modem service as an “information service,” not as a “telecommunications service.” As an information service, the FCC has held that cable systems are not required to open their networks for use by others to provide ISP services. The 9th Circuit Court of Appeals has issued a contrary decision that finds cable modem services to include both “telecommunications service” and “information service” components. If the 9th Circuit’s decision (which is on appeal) prevails, it could result in an open access requirement. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

  Telephony

     We plan to offer VoIP telephony service to our subscribers in certain markets beginning in the fourth quarter of 2004 and expanding to additional markets in subsequent years. Our planned telephony service will provide both local and long distance calling. As such, it will directly compete with the incumbent local phone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long distance services over their own networks or over leased networks, and wireless telephone carriers. Other companies offering VoIP telephony will also compete with our telephony service. We believe the addition of VoIP service will help us compete with bundled service providers of voice, video and data, including telephone/DBS bundled marketing arrangements.

  Other Competition

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. The FCC has authorized a new interactive television service which permits non-video transmission of information between an individual’s home and entertainment and information service providers. This service, which can be used by direct broadcast satellite systems, television stations and other video programming distributors, including cable television systems, is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

     The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable television systems.

     The 1996 Telecom Act eliminated many restrictions on the ability of local telephone companies to offer video programming. Our markets are served by a number of local telephone companies that may become competitors to our video service if they decide to offer video services to homes. Local telephone companies have a number of different ways to enter the video programming business, some of which do not require obtaining a local franchise. Local telephone companies and other potential competitors have the ability to certify their competing video service as an “open video” system. Open video system operators are not subject to certain requirements imposed by the Cable Act upon more traditional cable operators.

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

Employees

     As of December 31, 2003, we employed 3,754 full-time employees and 145 part-time employees. None of our employees were represented by a labor union. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

     Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting the growth and operation of the cable industry. We also provide a brief description of certain state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business or operations can be predicted at this time.

Federal Regulation

     The principal federal statutes governing the cable industry, the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996, collectively the Cable Act, establish the federal regulatory framework for the industry. The Cable Act allocates principal responsibility for enforcing the federal policies among the Federal Communications Commission, or FCC and state and local governmental authorities.

     The Cable Act and the regulations and policies of the FCC affect significant aspects of our cable system operations, including:

•	subscriber rates;

•	the content of the programming we offer to subscribers, as well as the way we sell our program packages to subscribers;

•	the use of our cable systems by the local franchising authorities, the public and other unrelated companies;

•	our franchise agreements with local governmental authorities;

•	cable system ownership limitations and prohibitions; and

•	our use of utility poles and conduit.

     The FCC and some state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Cable Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. Further court actions and regulatory proceedings may occur that might affect the rights and obligations of various parties under the Cable Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business and operations.

  Subscriber Rates

     The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC.

     Where there is no effective competition to the cable operator’s services, federal law gives local franchising authorities the responsibility to regulate the rates charged by the operator for:

•	the lowest level of programming service offered by cable operator, typically called basic service, which includes, at a minimum, the local broadcast channels and any public access or governmental channels that are required by the operator’s franchise;

•	the installation of cable service and related service calls; and

•	the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the cable operator’s rates.

     Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using a detailed cost-of-service methodology. The Cable Act and FCC rules also allow franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

     If the local franchising authority concludes that a cable operator’s rates are too high under the FCC’s rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

     The FCC’s regulations allow a cable operator to modify regulated rates on a quarterly or annual basis to account for changes in:

•	the number of regulated channels;

•	inflation; and

•	certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-imposed obligations.

     The Cable Act and/or the FCC’s regulations also:

•	require cable operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

•	prohibit regulation of non-predatory bulk discount rates offered by cable operators to subscribers in multiple dwelling units; and

•	permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

  Content Requirements

  Must Carry and Retransmission Consent

     The FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years whether to require a cable system:

•	to carry the station, subject to certain exceptions; or

•	to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent.

     The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial, educational television stations mandatory carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of:

•	all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN;

•	commercial radio stations; and

•	certain low-power television stations.

     Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both broadcast stations based on must-carry obligations and others that have granted retransmission consent.

     The FCC has issued a decision that effectively requires mandatory carriage of local television stations that broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has an ongoing proceeding to determine whether cable operators will be required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals. The FCC had tentatively concluded that it will not adopt the “dual carriage” requirement during the transition, and had also concluded that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services) but those conclusions may change as a result of the FCC’s current proceeding. If the “dual carriage” rule is adopted, or the FCC concludes that cable operators must carry all of the multi-cast services in a broadcaster’s digital feed, this would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict us from carrying new channels of programming that are more desired by our customers.

  Tier Buy Through

     The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.

  Program Access

     To increase competition between cable operators and other video program distributors, the Cable Act and the FCC’s regulations:

•	preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

•	require such programmers to sell their programming to other unaffiliated video program distributors; and

•	limit the ability of such programmers to offer exclusive programming arrangements to their related parties.

  Other Programming

     Federal law actively regulates other aspects of our programming, involving such areas as:

•	our use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	origination cablecasting;

•	adult programming;

•	sponsorship identification; and

•	closed captioning of video programming.

  Use of Our Cable Systems by the Government and Unrelated Third Parties

     The Cable Act allows local franchising authorities and unrelated third parties to have access to our cable systems’ channel capacity for their own use. For example, the Cable Act:

•	permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

•	requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

     The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

•	the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

•	the terms and conditions for commercial use of such channels; and

•	the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

  Franchise Matters

     We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters are normally regulated at the local level through a franchise agreement and/or a local ordinance, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities.

     For example, the Cable Act and/or FCC regulations and determinations:

Provide guidelines for the exercise of local regulatory authority that:

•	affirm the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

•	generally prohibit us from operating in communities without a franchise;

•	permit local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibit franchising authorities from establishing requirements for specific video programming or information services other than in broad categories; and

•	permit us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability.

Generally prohibit franchising authorities from:

•	imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services,

•	imposing franchise fees on revenues we derive from providing telecommunications or information services over our cable systems,

•	restricting our use of any type of subscriber equipment or transmission technology, and

•	requiring payment of franchise fees to the local franchising authority in excess of 5.0% of our gross revenues derived from providing cable services over our cable system.

Encourage competition with existing cable systems by:

•	allowing municipalities to operate their own cable systems without franchises, and

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area.

Provide renewal procedures:

•	The Cable Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority’s consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

  Ownership Limitations

     The Cable Act generally prohibits us from owning or operating a satellite master antenna television system or multichannel multipoint distribution system in any area where we provide franchised cable service and do not have effective competition, as defined by federal law. We may, however, acquire and operate a satellite master antenna television system in our existing franchise service areas if the programming and other services provided to the satellite master antenna television system subscribers are offered according to the terms and conditions of our local franchise agreement.

     The Cable Act also authorizes the FCC to adopt nationwide limits on the number of subscribers under the control of a cable operator and to impose limits on the number of channels which can be occupied on a cable system by a video programmer in which a cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC’s rules implementing these statutory provisions and remanded the case to the FCC for further proceedings.

     The 1996 amendments to the Cable Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation has been invalidated by a federal appellate court. The FCC has eliminated its regulatory restriction on cross-ownership of cable systems and national broadcasting networks.

     The 1996 amendments to the Cable Act also made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

•	eliminated federal legal barriers to competition in the local telephone and cable communications businesses, including allowing local telephone companies to offer video services in their local telephone service areas;

•	preempted legal barriers to telecommunications competition that previously existed in state and local laws and regulations;

•	set basic standards for relationships between telecommunications providers; and

•	generally limited acquisitions and prohibited joint ventures between local telephone companies and cable operators in the same market.

     Pursuant to these changes in federal law, local telephone companies may now provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. The decision as to whether an operator of an open video system must obtain a local franchise is left to each community.

  Pole Attachment Regulation

     The Cable Act requires certain public utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Increases in attachment rates due to the FCC’s new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. This development benefits our business and will place a constraint on the prices that most utilities can charge with regard to the cable facilities over which we also provide Internet service so long as we do not offer other telecommunications services over the cable system.

Other Regulatory Requirements of the Cable Act and the FCC

     The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units.

     The Cable Act and/or FCC rules include provisions, among others, regulating other parts of our cable operations, involving such areas as:

•	equal employment opportunity;

•	consumer protection and customer service;

•	technical standards and testing of cable facilities;

•	consumer electronics equipment compatibility;

•	registration of cable systems;

•	maintenance of various records and public inspection files;

•	microwave frequency usage; and

•	antenna structure notification, marking and lighting.

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

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. In 1999, Congress modified the satellite compulsory license in a manner that permits DBS service providers to become more competitive with cable operators. While this authority is due to expire on December 31, 2004, extension legislation has been introduced in Congress. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local broadcast signals.

     Copyrighted material in programming supplied to cable television systems by pay cable networks and basic cable networks is licensed by the networks through private agreements with the copyright owners. These entities generally offer through to-the-viewer licenses to the cable networks that cover the retransmission of the cable networks’ programming by cable television systems to their customers.

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

Interactive Television

     The FCC has issued a Notice of Inquiry covering a wide range of issues relating to interactive television, or ITV. Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

Privacy

     The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers as well as requiring cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provision of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. In addition, some states in which we operate have also enacted customer privacy statutes that are in some cases more restrictive than those in federal law.

Voice-Over-Internet Protocol

     Numerous cable operators are either exploring or have commenced offering VoIP as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. The FCC has announced a proceeding to determine any appropriate regulatory obligations for VoIP. While the outcome of this proceeding cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP, which might include preemption of certain state or local regulation.

Cable Modem Service

     There are currently few laws or regulations that specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials.

     The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights or if customers use the service to publish or disseminate infringing materials. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

     A number of ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers, which is often called “open access.” Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several federal courts have ruled that localities are not authorized to require open access.

     In March of 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. At the same time, the FCC initiated a rulemaking proceeding designed to address a number of issues resulting from this regulatory classification, including the following:

•	the FCC confirmed that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC is considering, however, whether it has the authority to impose open access requirements and, if so, whether it should do so, or whether to permit local authorities to impose such a requirement.

•	the FCC found that cable modem service is an information service, not a cable service, which has resulted in several court rulings that local franchise authorities may not collect franchise fees on cable modem service revenues under existing law and regulations.

•	the FCC concluded that federal law does not permit local franchise authorities to impose additional franchise requirements on cable modem service. It is considering, however, whether local franchise authorities nonetheless have the authority to impose restrictions, requirements or fees because cable modem service is delivered over cable using public rights of way.

•	the FCC is considering whether cable operators providing cable modem service should be required to contribute to a “universal service fund” designed to support making service available to all consumers, including those in low income, rural and high-cost areas at rates that are reasonably comparable to those charged in urban areas.

•	the FCC is considering whether it should take steps to ensure that the regulatory burdens on cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

     Challenges to the FCC’s classification of cable Internet access service as an “information service” and not a “cable service” or a “telecommunications service” have been filed in federal court. Based on a finding that it was bound by an earlier decision, the Ninth Circuit Court of Appeals overturned the FCC’s classification and found cable Internet service to include both “information service” and “telecommunications service” components. The Ninth Circuit’s decision is under appeal. In other previous actions over the regulatory classification of cable modem service, the courts have issued conflicting decisions. These conflicting rulings and the new court proceedings increase the possibility that the classification of cable Internet service could be decided by the Supreme Court.

State and Local Regulation

     Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:

•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise;

•	territory of the franchise;

•	indemnification of the franchising authority;

•	use and occupancy of public streets; and

•	types of cable services provided.

     In the process of renewing franchises, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although protections available under the Cable Act require the municipality to take into account the cost of meeting such requirements. The Cable Act also contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal.

     A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. To date, other than Delaware, no state in which we operate has enacted such state-level regulation. State and local franchising jurisdiction is not unlimited; it must be exercised consistent with federal law. The Cable Act immunizes franchising authorities from most monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

ITEM 2. PROPERTIES

     Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers’ homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of decoding converters and cable modems.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Rocco B. Commisso	54	Chairman and Chief Executive Officer
Mark E. Stephan	47	Executive Vice President, Chief Financial Officer, Treasurer and Director
John G. Pascarelli	42	Executive Vice President, Operations
Italia Commisso Weinand	50	Senior Vice President, Programming and Human Resources
Charles J. Bartolotta	49	Senior Vice President, Customer Operations
Calvin G. Craib	49	Senior Vice President, Business Development
William I. Lees, Jr.	45	Senior Vice President, Corporate Controller
Joseph E. Young	55	Senior Vice President, General Counsel and Secretary
Craig S. Mitchell	45	Director
William S. Morris III	69	Director
Thomas V. Reifenheiser	68	Director
Natale S. Ricciardi	55	Director
Robert L. Winikoff	57	Director

     Rocco B. Commisso has 26 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association, and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 17 years of experience with the cable television industry and has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2003. Prior to that he was Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     John G. Pascarelli has 23 years of experience in the cable television industry and has served as our Executive Vice President, Operations since November 2003. Prior to that he was our Senior Vice President, Marketing Consumer Services from June 2000 and our Vice President of Marketing from March 1998. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

     Italia Commisso Weinand has 27 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Times Mirror Cable and Time Warner. Ms. Weinand is the sister of Mr. Commisso.

     Charles J. Bartolotta has 21 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Telecommunications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 22 years of experience in the cable television industry. Before joining us in April 1999 as Vice President, Business Development, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     William I. Lees, Jr. has over 2 years of experience in the cable television industry. Before joining us in October 2001 as Senior Vice President, Corporate Controller, Mr. Lees served as Executive Vice President and Chief Financial Officer for Regus Business Centre Corp., a multinational real estate services company, from July 1999 to September 2001. Prior to that time, he served as Corporate Controller and Director for Formica Corporation from September 1998 to July 1999, and as Chief Financial Officer for Imperial Schrade Corporation from September 1993 to September 1998. He was previously employed for 13 years by Ernst & Young.

     Joseph E. Young has 19 years of experience with the cable television industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past five years. He currently serves as its Senior Vice President of Finance, Treasurer and Secretary and is also a member of its board of directors.

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

     Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past five years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its Vice President, U.S. Manufacturing, with responsibility for all of Pfizer’s U.S. manufacturing facilities.

     Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal, LLP since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal, LLP currently serves as our outside general counsel and prior to such representation Cooperman Levitt Winikoff Lester & Newman, P.C. served as our outside general counsel since 1995.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

     Our Class A common stock is traded on the Nasdaq National Market under the symbol “MCCC”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by the Nasdaq National Market:

	2003		2002
	High	Low	High	Low
First Quarter	$10.04	$6.86	$18.22	$13.68
Second Quarter	$10.79	$8.37	$13.78	$7.45
Third Quarter	$10.80	$6.71	$7.25	$3.98
Fourth Quarter	$8.80	$6.46	$10.36	$3.63

     As of February 17, 2004, there were approximately 406 holders of record of our Class A common stock and 6 holders of record of our Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

     During the year ended December 31, 2003, we granted stock options to certain of our employees to purchase an aggregate of 1,009,000 shares of Class A common stock at exercise prices ranging from $6.94 to $8.80 per share. The grant of stock options to the employees and non-employee directors of MCC was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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

     In the table below, we provide you with selected historical consolidated financial and operating data for the years ended December 31, 1999 through 2003 and balance sheet data as of December 31, 1999 through 2003, which are derived from our audited consolidated financial statements. We have significantly expanded our business through acquisitions. In 2001, we acquired from AT&T Broadband, LLC cable systems serving approximately 800,000 basic subscribers for an aggregate purchase price of $2.06 billion. In 2000, we acquired cable systems serving approximately 53,000 basic subscribers for an aggregate purchase price of $109.2 million. In 1999, we acquired cable systems serving approximately 358,000 basic subscribers for an aggregate purchase price of $759.6 million.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
	(unaudited)
Statement of Operations Data:
Revenues	$1,004,889	$923,033	$585,175	$328,258	$174,961
Costs and expenses:
Service costs	385,129	359,737	219,479	110,442	56,967
Selling, general and administrative expenses	196,826	173,970	105,794	55,820	32,949
Corporate expenses(1)	17,237	18,075	11,609	34,283	22,396
Depreciation and amortization	273,307	319,435	310,785	178,331	101,065

Operating income (loss)	132,390	51,816	(62,492)	(50,618)	(38,416)
Interest expense, net	(190,199)	(188,304)	(139,867)	(68,955)	(37,817)
Gain (loss) on derivative instruments, net	7,218	(13,877)	(8,441)	—	—
Other (expense) income	(11,460)	(11,093)	21,653	(30,024)	(5,087)

Net loss before income taxes	(62,051)	(161,458)	(189,147)	(149,597)	(81,320)
Provision for income taxes	(424)	(200)	(87)	(250)	—

Net loss before cumulative effect of accounting change	(62,475)	(161,658)	(189,234)	(149,847)	(81,320)
Cumulative effect of accounting change(2)	—	—	(1,642)	—	—

Net loss	$(62,475)	$(161,658)	$(190,876)	$(149,847)	$(81,320)

Basic and diluted loss per share:(3)
Before cumulative effect of accounting change	$(0.53)	$(1.35)	$(1.78)	$(1.79)	$(7.82)
Cumulative effect of accounting change	—		(0.02)	—	—

Loss per share	$(0.53)	$(1.35)	$(1.80)	$(1.79)	$(7.82)

Weighted average common shares outstanding(3)	118,627,262	119,607,605	105,779,737	83,803,032	10,403,749

Balance Sheet Data (end of period):
Total assets	$3,654,959	$3,703,974	$3,664,848	$1,379,972	$1,272,881
Total debt	3,051,493	3,019,211	2,798,000	987,000	1,139,000
Total stockholders’ equity	285,114	346,541	507,576	261,621	54,615

(continued on next page)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per subscriber data)
	(unaudited)
Other Data:
Operating income before depreciation and amortization(4)	$405,697	$371,251	$248,293	$127,713	$62,649
Operating income before depreciation and amortization margin(5)	40.4%	40.2%	42.4%	38.9%	35.8%
Net cash flows provided by (used in):
Operating activities	$193,616	$174,203	$258,625	$95,527	$54,216
Investing activities	(222,799)	(421,602)	(2,402,947)	(297,110)	(851,548)
Financing activities	23,774	215,316	2,203,477	201,262	799,593
Operating Data
(end of period, except average):
Homes passed(6)	2,755,000	2,715,000	2,630,000	1,173,000	1,071,500
Basic subscribers(7)	1,543,000	1,592,000	1,595,000	779,000	719,000
Basic penetration(8)	56.0%	58.6%	60.6%	66.4%	67.1%
Digital customers(9)	383,000	371,000	321,000	40,000	5,300
Data customers(10)	280,000	191,000	115,000	15,600	5,100

(1)	Represents actual corporate expenses subsequent to our initial public offering in February 2000 and fees paid to Mediacom Management Corporation, a Delaware corporation, for management services rendered to our operating subsidiaries under management agreements prior to our initial public offering. Such management agreements were terminated upon the completion of our initial public offering. At that time, Mediacom Management’s employees became our employees and its corporate overhead became our corporate overhead. Corporate expenses include non-cash stock charges relating to corporate expenses as follows:

•	for the years ended December 31, 2002 and 2001, $5.3 million and $2.9 million, respectively, resulted from the vesting of equity grants made during 1999 to certain members of our management team.

•	for the year ended December 31, 2000 consist of a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management upon completion of our initial public offering in February 2000 and a $3.8 million charge relating to the vesting of equity grants made during 1999 to certain members of our management team.

•	for the year ended December 31, 1999 consist of a $0.6 million charge resulting from amendments to our management agreements with Mediacom Management and a $14.8 million charge relating to the vesting of equity grants to certain members of our management team.

(2)	Relates to our adoption of Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(3)	Basic and diluted loss per share is calculated based on the weighted average shares outstanding. Since our initial public offering in February 2000, the weighted average shares outstanding was based on the actual number of shares outstanding. Prior to our initial public offering, the weighted average shares outstanding was computed based on the conversion ratio used to exchange the Mediacom LLC’s membership units for shares of Mediacom Communications Corporation Class A and Class B common stock immediately prior to our initial public offering.

(4)	Operating income before depreciation and amortization represents a non-GAAP measure and is one of the primary measures used by our management to evaluate our performance and to forecast future results. We believe operating income before depreciation and amortization is useful for investors because it enables them to assess our performance in a manner similar to the method used by our management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure is that it excludes depreciation and amortization, which represents the period costs of certain capitalized tangible and intangible assets. It is also not intended to be a performance measure that should be regarded as an alternative either to operating income (loss) or net income (loss) as an indicator of operating performance or to the statement of cash flows as a measure of liquidity and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Our definitions of operating income before depreciation and amortization may not be identical to similarly titled measures reported by other companies.

The following represents a reconciliation of operating income before depreciation and amortization to operating income (loss), which is the most directly comparable GAAP measure:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
	(unaudited)
Operating income before depreciation and amortization	$405,697	$371,251	$248,293	$127,713	$62,649
Depreciation and amortization	(273,307)	(319,435)	(310,785)	(178,331)	(101,065)

Operating income (loss)	$132,390	$51,816	$(62,492)	$(50,618)	$(38,416)

(5)	Represents operating income before depreciation and amortization as a percentage of revenues. See note 4 above.

(6)	Represents the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(7)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for premium units, pay-per-view events or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(8)	Represents basic subscribers as a percentage of homes passed.

(9)	Represents customers that receive digital cable services.

(10)	Represents residential data customers and small to medium-sized commercial accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements less than 5MHz. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other cable companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Reference is made to the “Risk Factors” below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001.

Overview

     We significantly expanded our business in 2001 through acquisitions. All acquisitions have been accounted for under the purchase method of accounting and, therefore, our historical results of operations include the results of operations for each acquired system subsequent to its respective acquisition date. On June 29, 2001, we acquired from AT&T Broadband, LLC cable systems in the state of Missouri serving approximately 94,000 basic subscribers for a purchase price of approximately $300.0 million. On July 18, 2001, we acquired from AT&T Broadband cable systems in the states of Georgia, Illinois and Iowa serving approximately 706,000 basic subscribers for an aggregate purchase price of approximately $1.76 billion. The AT&T cable systems substantially increased the size of our cable operations and caused significant changes in our financial position, including a substantially higher amount of total debt. As a result, these acquisitions affect the comparability of our historical results of operations.

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of December 31, 2003, approximately 98% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. As of the same date, approximately 95% of our basic subscribers were served by our 50 largest headend facilities. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunication services. A headend facility is the location where signals are received and processed for distribution over a cable system.

     Our upgraded network allows us to introduce additional programming and other services such as digital video, high-speed Internet access, video-on-demand, high-definition television and, beginning in the fourth quarter of 2004, Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. We currently offer video and data bundles. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. In 2003, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 34% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in 2003. As of December 31, 2003, local-to-local launches in our markets represented an estimated 62% of our basic subscribers.

Actual Results of Operations

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     The following table sets forth the consolidated statements of operations for the years ended December 31, 2003 and 2002 (dollars in thousands):

	Year Ended December 31,
	2003	2002	$ Change	% Change
Revenues	$1,004,889	$923,033	$81,856	8.9%
Costs and expenses:
Service costs	385,129	359,737	25,392	7.1
Selling, general and administrative expenses	196,826	173,970	22,856	13.1
Corporate expenses	17,237	18,075	(838)	(4.6)
Depreciation and amortization	273,307	319,435	(46,128)	(14.4)

Operating income	132,390	51,816	80,574	155.5
Interest expense, net	(190,199)	(188,304)	(1,895)	1.0
Gain (loss) on derivative instruments, net	7,218	(13,877)	21,095	NM
Other expense	(11,460)	(11,093)	367	3.3

Net loss before provision for income taxes	(62,051)	(161,458)	(99,407)	(61.6)
Provision for income taxes	(424)	(200)	(224)	112.0

Net loss	$(62,475)	$(161,658)	$(99,183)	61.4%

  Revenues

     The following table sets forth revenue information for the years ended December 31, 2003 and 2002 (dollars in thousands):

	Year Ended December 31,
	2003		2002
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$846,787	84.3%	$812,838	88.1%	$33,949	4.2%
Data	115,360	11.5	70,745	7.6	44,615	63.1
Advertising	42,742	4.2	39,450	4.3	3,292	8.3

	$1,004,889	100.0%	$923,033	100.0%	$81,856	8.9%

     Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and analog premium programming, digital cable television programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers for our data products and services and equipment rental fee. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     Revenues rose 8.9% attributable to a 47% increase in high-speed data customers and basic rate increases applied on our video customers, driven in large part by our own programming cost increases.

     Video revenues increased 4.2% as a result of the aforementioned basic rate increases, partially offset by a 3.0% decline in basic subscribers after adjusting for small acquisitions and divestitures during 2003. Our loss in basic subscribers resulted primarily from greater competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-to-local” launches. To reverse this video customer trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with video-on-demand, high-definition television and digital video recorders.

     Data revenues rose 63.1% due, in large part, to a 47% increase in data customers from 191,000 to 280,000. We expect this customer trend in our data business to continue and anticipate continued demand for our high-speed data service.

     Advertising revenues increased 8.3% primarily as a result of bringing in-house certain markets previously managed by third parties. Instead of receiving advertising revenues which are net of commissions paid to the third parties, we now record the full revenues from these markets with the related expenses, including in-house commissions, which are recorded as selling, general and administrative expenses.

  Costs and Expenses

     Service costs include fees paid to programming suppliers, expenses related to wages and salaries of technical personnel, who maintain our cable network and perform customer installation activities, high-speed Internet access costs, including costs of bandwidth connectivity, customer provisioning and technical support for our customers, and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 7.1% over the prior year, which included $4.3 million of one-time incremental costs related to our transition to our Mediacom Online high-speed Internet access service. These costs represented the excess over the agreed-upon charges owed to our former high-speed provider that were incurred in the first quarter of 2002. Excluding these incremental costs, service costs would have increased 8.4% or $29.7 million. Approximately half of this increase was due to servicing the growth in our data customers of 89,000, with the balance primarily represented by increases in unit costs for basic programming. The increase in total programming costs, however, was partially offset by the aforementioned decline in basic subscribers as well as a decrease in analog premium service units. As a percentage of revenues, service costs were 38.3% for the year ended December 31, 2003, as compared with 39.0% for the year ended December 31, 2002.

     We expect continued increases in programming costs and will continue to pass through some portion of these increases to our customers. Under the Federal Communication Commission’s existing cable rate regulations, we are allowed to increase our rates for cable television services to more than cover any increases in the programming. However, competitive conditions or other factors in the marketplace may limit our ability to increase our rates.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support, and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 13.1%, principally due to higher customer support, marketing, call center and bad debt expenses, and higher taxes and fees. Customer support expenses increased 35.5% as a result of higher staffing levels and employee commissions. We expect customer support expense increases to moderate as customer support staffing is now at an appropriate level. Marketing expenses rose 13.7% to support the digital television and data products and services, to cover the costs of advertising campaigns we deployed to counter competitive pressures from DBS, and to pay commissions to our marketing personnel. We expect to maintain this level of marketing expense going forward. Expenses relating to our call centers, mainly customer service personnel and telecommunications costs, increased 9.0% as a result of increased staffing and higher call volumes experienced during the year. We expect call center expense increases to moderate, as recent call volumes have meaningfully decreased and call center staffing is now at an appropriate level. Bad debt expense rose 24.7% primarily as a result of higher customer churn and the implementation throughout the year of tighter customer credit controls. We expect bad debt expense to moderate as we continue to improve our customer credit controls. As a percentage of revenues, selling, general and administrative expenses were 19.6% for the year ended December 31, 2003, as compared with 18.8% for the year ended December 31, 2002.

     We expect continued growth in advanced services, which include digital cable and high-speed Internet access and, in late 2004, the launch of VoIP telephony service. As a result, we expect our cost of services and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses decreased 4.6% to $17.2 million for the year ended December 31, 2003, as compared to $18.1 million for the year ended December 31, 2002. This was due to the recognition of $5.3 million of non-cash stock charges during the year ended December 31, 2002, which represented vesting in equity interests granted to certain members of our management team, offset by a greater number of corporate employees and increases in salaries, legal and other professional fees, and insurance premiums. As a percentage of revenues, corporate expenses were 1.7% for the year ended December 31, 2003, as compared with 2.0% for the year ended December 31, 2002.

     Depreciation and amortization decreased 14.4% to $273.3 million for the year ended December 31, 2003, as compared to $319.4 million for the year ended December 31, 2002. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $63.5 million for the year ended December 31, 2003. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and high-speed Internet access. We expect depreciation and amortization to decrease in 2004 as a result of the full year impact of the changes in estimated lives. See Note 2 to our consolidated financial statements.

  Interest Expense, Net

     Interest expense, net, remained relatively flat year over year. This was primarily due to higher average indebtedness offset by a decrease in market interest rates on our variable rate debt.

  Gain (loss) on derivative instruments, net

     Our stated strategy is to manage our interest expense using a combination of fixed and variable interest rate debt. We enter into interest rate exchange agreements, or “interest rate swaps”, to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense due to changes in variable market interest rates. As of December 31, 2003 we had interest rate swaps with an aggregate principal amount of $800.0 million, compared to $790.0 million as of December 31, 2002. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in variable market interest rates and the decrease in their time to maturity. The aggregate change in value is reported as either a noncash gain or loss on derivative instruments, net. Gain on derivative instruments, net, was $7.2 million for the year ended December 31, 2003, as compared to loss on derivative instruments, net of $13.9 million for the year ended December 31, 2002.

  Other expense

     Other expense was $11.5 million for the year ended December 31, 2003, as compared to $11.1 million for the year ended December 31, 2002. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments. Other expense for the year ended December 31, 2003 was partly offset by a gain on sale of investments of $1.7 million.

  Net loss

     Due to the factors described above, we generated a net loss of $62.5 million for the year ended December 31, 2003 as compared to a net loss of $161.7 million for the year ended December 31, 2002.

   Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The following table sets forth the consolidated statements of operations for the years ended December 31, 2002 and 2001 (dollars in thousands):

	Year Ended December 31,
	2002	2001	$ Change	% Change
Revenues	$923,033	$585,175	$337,858	57.7%
Costs and expenses:
Service costs	359,737	219,479	140,258	63.9
Selling, general and administrative expenses	173,970	105,794	68,176	64.4
Corporate expenses	18,075	11,609	6,466	55.7
Depreciation and amortization	319,435	310,785	8,650	2.8

Operating income (loss)	51,816	(62,492)	114,308	NM
Interest expense, net	(188,304)	(139,867)	(48,437)	34.6
Loss on derivative instruments, net	(13,877)	(8,441)	(5,436)	64.4
Other (expense) income	(11,093)	21,653	(32,746)	NM

Net loss before provision for income taxes	(161,458)	(189,147)	27,689	(14.6)
Provision for income taxes	(200)	(87)	(113)	NM

Net loss before cumulative effect of accounting change	(161,658)	(189,234)	27,576	(14.6)
Cumulative effect of accounting change	—	(1,642)	1,642	NM

Net loss	$(161,658)	$(190,876)	$(29,218)	(15.3)%

   Revenues

     The following table sets forth revenue information for the years ended December 31, 2002 and 2001 (dollars in thousands):

	Year Ended December 31,
	2002		2001
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$812,838	88.1%	$541,513	92.5%	$271,325	50.1%
Data	70,745	7.6	26,160	4.5	44,585	170.4
Advertising	39,450	4.3	17,502	3.0	21,948	125.4

	$923,033	100.0%	$585,175	100.0%	$337,858	57.7%

     Revenues increased 57.7% to $923.0 million, of which $249.2 was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, revenues increased primarily due to basic rate increases in our video services, driven in large part by our own programming cost increases, and to customer growth in our digital and high-speed Internet access services.

     Video revenues increased 50.1% to $812.8 million, of which $219.7 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, video revenues increased primarily due to aforementioned basic rate increases in our video services and to growth in our digital customer base of 50,000.

     Data revenues increased 170.4% to $70.7 million, of which $13.8 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, data revenues increased primarily due to growth in our data customer base of 75,000.

     Advertising revenues increased 125.4% to $39.5 million, of which $15.8 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, advertising revenues increased primarily due to a general improvement in local and national advertising markets.

   Costs and Expenses

     Service costs increased 63.9% to $359.7 million, of which $102.2 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, service costs increased primarily due to higher programming expenses, including rate increases by programming suppliers for existing services and the cost of new channel additions, and greater technical employee support and other operating costs directly related to customer growth in our high-speed Internet access services. As a percentage of revenues, service costs were 39.0% for the year ended December 31, 2002, as compared with 37.5% for the year ended December 31, 2001.

     Selling, general and administrative expenses increased 64.4% to $174.0 million, of which $57.4 million was attributable to the acquisitions of the AT&T cable systems. Excluding the effects of such acquisitions, selling, general and administrative expenses increased primarily as a result of higher marketing expenses related to our digital and high-speed Internet services. As a percentage of revenues, selling, general and administrative expenses were 18.8% for the year ended December 31, 2002, as compared with 18.1% for the year ended December 31, 2001.

     Corporate expenses increased 55.7% to $18.1 million for the year ended December 31, 2002, as compared to $11.6 million for the year ended December 31, 2001. This was principally due to an increase in corporate employees and their related costs. In addition, corporate expenses included $5.3 million and $2.9 million of non-cash stock charges for the years ended December 31, 2002 and 2001, respectively. As a percentage of revenues, corporate expenses were 2.0% for the years ended December 31, 2002 and December 31, 2001.

     Depreciation and amortization increased 2.8% to $319.4 million for the year ended December 31, 2002, as compared to $310.8 million for the year ended December 31, 2001. This was due to the depreciation and amortization expense associated with our purchase of the AT&T cable systems in mid-2001, which had a full year impact in 2002, and ongoing investments primarily to upgrade and rebuild our cable systems. This increase was substantially offset by the adoption of SFAS 142, effective January 1, 2002, which reduced amortization expense by $144.9 million during the year ended December 31, 2002.

   Interest expense, net

     Interest expense, net, increased 34.6% to $188.3 million for the year ended December 31, 2002 as compared to $139.9 million for the year ended December 31, 2001. This was due primarily to additional indebtedness resulting from the acquisitions of the AT&T cable systems and the ongoing investments in our cable systems, which increased our average indebtedness partially offset by a decrease in interest rates on our variable rate debt.

   Loss on derivative instruments, net

     As indicated above, we manage our interest expense using a combination of fixed and variable interest rate debt. We enter into interest rate swap agreements to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense due to changes in variable market interest rates. As of December 31, 2002 we had interest rate swaps with an aggregate principal amount of $790.0 million, compared to $170.0 million as of December 31, 2001. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their values are derived from changes in interest rates and the reduction of their time to maturity. The change in their aggregate mark-to-market value is reported as either a noncash gain or loss on derivative instruments, net. Loss on derivative instruments, net, was $13.9 million for the year ended December 31, 2002, as compared to $8.4 million for the year ended December 31, 2001.

   Other expense (income)

     Other expense was $11.1 million for the year ended December 31, 2002, as compared to $21.7 million of other income for the year ended December 31, 2001. Other expense represents fees on unused credit commitments under our bank credit facilities, and amortization of deferred financing costs. Other income in 2001 reflected the recognition of the remaining $30.0 million of deferred revenue resulting from the termination of our contract with SoftNet Systems.

   Net loss

     Due to the factors described above, we generated a net loss of $161.7 million for the year ended December 31, 2002 as compared to a net loss of $190.9 million for the year ended December 31, 2001.

Liquidity and Capital Resources

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. We also will continue to pursue a business strategy that includes selective acquisitions. We expect to fund our capital requirements through a combination of internally generated funds, and amounts available under our bank credit facilities.

   Operating Activities

     Net cash flows provided by operating activities increased 10.1%, or $17.6 million, to $193.6 million, reflecting a significant reduction in our net loss, partially offset by an $18.1 million reduction in working capital accounts, mostly attributable to the decrease in our accounts payable balances.

   Investing Activities

     Net cash flows used in investing activities consist principally of investments in our cable network. During 2003, investing activities decreased by $200.1 million, or 47.6% to $222.8 million. This decrease reflected significantly lower capital expenditures in 2003 due to the completion of our planned network upgrade and rebuild program.

     Our capital expenditures were $240.5 million (including $9.0 million of capital expenditures financed through capital leases), $408.3 million and $285.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, as a result of our cumulative capital investment in our network upgrade program, approximately 98% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. At year end 2003, our digital cable service was available to approximately 99% of our basic subscribers, and our high-speed Internet access service was marketed to about 96% homes passed by our cable systems.

     With the completion of our planned network upgrade program, we expect prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement. We expect to invest approximately $165.0 million to $175 million in capital expenditures in 2004.

   Financing Activities

     Net cash flows provided by financing activities decreased 89.0% to $23.8 million for the year ended December 31, 2003. This reflected a reduction in borrowings as a result of decreases in our capital expenditures resulting from the wind down of our network upgrade program in 2003.

     We own our cable systems through our two principal subsidiaries, Mediacom Broadband LLC and Mediacom LLC. The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $950.0 million was outstanding as of December 31, 2003. The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $1.03 billion, of which $696.5 million was outstanding as of December 31, 2003. Mediacom LLC’s bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if Mediacom LLC does not refinance its $200.0 million 81/2% senior notes due April 2008 prior to March 31, 2007.

     We have entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties to the interest rate exchange agreements. However, due to the high creditworthiness of our counterparties, we do not anticipate their nonperformance. As of the date of this report, about 72% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of December 31, 2003, our total debt was $3.051 billion and we had unused credit commitments of about $770.0 million under all of our bank credit facilities and our annualized cost of debt capital was approximately 6.3%. As of January 1, 2004, after giving effect to scheduled step downs in the maximum leverage covenants in our bank credit facilities, approximately $562.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. We were in compliance with all debt covenants as of, and for all periods in, the year ended December 31, 2003.

     As of December 31, 2003, approximately $13.6 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     Although we have not generated earnings sufficient to cover fixed charges, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations and commercial commitments for the five years subsequent to December 31, 2003 and thereafter:

		Capital
	Debt(1)	Leases	Operating Leases	Total
		(dollars in thousands)
2004	$10,500	$2,071	$3,129	$15,700
2005	45,500	2,130	1,979	49,609
2006	370,250	2,191	1,712	374,153
2007	247,000	1,071	1,396	249,467
2008	611,750	30	680	612,460
Thereafter	1,759,000	—	1,895	1,760,895

Total cash obligations	$3,044,000	$7,493	$10,791	$3,062,284

   (1) Includes $172.5 million of convertible senior notes due 2006.

Critical Accounting Policies

     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 2 of our consolidated financial statements.

   Property, Plant and Equipment

     We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new cable service installations. Capitalized costs include all direct labor and materials as well as certain indirect costs and are based on historical construction and installation costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciate over the life of the related asset. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, would be applied during the period in which the evaluations were completed.

   Income Taxes

     We account for income taxes using the liability method as stipulated by SFAS No. 109 “Accounting for Income Taxes”. This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and anticipated benefit of utilizing net operating loss carryforwards. We assess the likelihood of realization of deferred tax assets and net operating loss carryforwards by considering the scheduled reversal of deferred tax liabilities, taxable income in future periods and tax planning strategies. At December 31, 2003, we have recorded a net deferred tax asset valuation allowance of approximately $224.1 million. We will continue to monitor the need for the deferred tax asset valuation allowance in 2004 and beyond as we anticipate to report accounting earnings.

   Intangibles

     Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142, we no longer amortize the cable franchise rights and other indefinite-lived assets. Instead, such assets are tested annually for impairment, or more frequently if impairment indicators arise.

     Based on the guidance outlined in Emerging Issues Task Force, or “EITF”, issue No. 02-7, we determined that the unit of accounting for testing franchise value for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the unit reporting level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have three cable system clusters, or reporting units, for the purpose of applying SFAS No. 142.

     We assess the fair value of our franchise costs based on a discounted cash flow methodology. If the determined fair value of our franchise costs is less the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on our financial statements, the fair value of the cable system cluster’s tangible and intangible assets (including franchise value) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment.

     Upon adoption of SFAS No. 142, we determined that no impairment of our franchise costs and goodwill existed as of January 1, 2002. Subsequent impairment tests as of September 2002 and 2003, reflected no impairment of our franchise costs and goodwill. Our use of discounted cash flow analyses in determining the fair value of each cable system cluster involves certain assumptions and estimates, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future.

   Impairment of Long-Lived Assets

     We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale or abandonment. There have been no changes in our circumstances that would indicate that we would need to perform an impairment review.

Recent Accounting Pronouncements

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” in December 2002, which amends: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 on January 1, 2003. We did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 did not affect our financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS No. 149 on July 1, 2003, and such adoption did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003, and such adoption did not have a material impact on our financial condition or results of operations.

Inflation and Changing Prices

     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

Risk Factors

   We have a history of net losses.

     We have a history of net losses. We reported net losses of $190.9 million, $161.7 million and $62.5 million for the years ended December 31, 2001, 2002 and 2003, respectively; however we reported net income of $1.9 million and $7.1 million for the third and fourth quarters of 2003, respectively. The principal reasons for our prior net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money.

   We are a holding company with no operations and we depend on our operating subsidiaries for cash to fund our obligations.

     As a holding company, we do not have any operations or hold any assets other than our investments in and our advances to our operating subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash we have to pay interest on, and repay the principal of, our indebtedness and to meet our other obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. Our subsidiaries’ ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions, including the agreements governing our subsidiary credit facilities and other indebtedness. Those agreements permit our subsidiaries to distribute cash to us under certain circumstances, but only so long as there is no default under any of such agreements.

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

     Our total debt as of December 31, 2003 was approximately $3.1 billion. Our interest expense for the year ended December 31, 2003 was $190.2 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

     This high level of debt and our debt service obligations could have material consequences, including that:

     •   our ability to access new sources of financing for working capital, capital expenditures, acquisitions or other purposes may be limited;

     •   we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facilities and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

     •   some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

     •   we may be more vulnerable to economic downturns and adverse developments in our business;

     •   we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

     •   we may be at a disadvantage when compared to those of our competitors that have less debt; and

     •   we may not be able to fully implement our business strategy.

   A default under our indentures or our subsidiary credit facilities could result in an acceleration of our indebtedness and other material adverse effects.

     The agreements and instruments governing our own and our subsidiaries’ indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as security under the respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

   The terms of our indebtedness could materially limit our financial and operating flexibility.

     Several of the covenants contained in the agreements and instruments governing our own and our subsidiaries’ indebtedness could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

     •   incur additional indebtedness;

     •   create liens and other encumbrances;

     •   pay dividends and make other payments, investments, loans and guarantees;

     •   enter into transactions with related parties;

     •   sell or otherwise dispose of assets and merge or consolidate with another entity;

     •   repurchase or redeem capital stock, other equity interests or debt;

     •   pledge assets; and

     •   issue capital stock or other equity interests.

     Complying with these covenants could cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

   We may not be able to obtain additional capital to continue the development of our business.

     We have invested substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional services. While we have completed our planned system upgrades, if there is accelerated growth in our digital cable and data customers, or we decide to introduce new advanced services, or the cost to provide these services increases, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

   If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

     The cable business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain or expand our systems and respond to competitive pressures. An inability to maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete and our results of operations.

   If we are unsuccessful in implementing our growth strategy, our business and results of operations could be adversely affected.

     We expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, the introduction of new ones and acquisitions of additional cable systems. Relatively new services include high-speed Internet access service, digital cable services, video-on-demand, and HDTV. We plan to offer VoIP telephony service to our subscribers beginning with certain markets in the second half of 2004 and expanding to additional markets in subsequent years. We may not be able to successfully expand existing services or introduce VoIP telephony due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth. We may not be successful in identifying attractive acquisition targets or obtaining the financing necessary to complete future acquisitions. Among other things, in recent years, the cable television industry has undergone dramatic consolidation, which has reduced the number of future acquisition prospects and may increase the purchase price for any acquisitions we pursue.

   Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

     Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase in programming costs is expected to continue, and we may not be able to pass all programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able pass all of our costs of the additional programming on to our customers without the potential loss of basic subscribers. To the extent that we are unable to pass increased or additional programming costs through to subscribers, our business and results of operations will be adversely affected.

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

     The communications industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities. Our traditional cable television business faces direct competition from other cable companies, municipal-owned utilities, telephone companies, and, most significantly, from DBS service providers. Our high-speed Internet access service is subject to competition from telephone companies using digital subscriber line technology, DBS service providers and other Internet service providers. We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products.

     We anticipate that future advances in communications technology and new business combinations and alliances in the communications industry could lead to the introduction of new competitors and products and services that may compete with our businesses. We cannot assure you that our upgraded cable systems will allow us to compete effectively. Additionally, if we expand and introduce new and enhanced telecommunications services, we will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may affect our business and results of operations in the future.

   Continued growth of DBS service providers could adversely affect our business and results of operations.

     Direct broadcast satellite service providers have grown at a rate far exceeding the recent cable television industry growth rate and have emerged as the cable industry’s most significant competitors. DBS service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. According to recent industry reports, DBS service providers currently deliver video programming services to over 14 million individual households, condominiums, apartments and office complexes in the United States. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications Corporation, provide service to substantially all of these DBS customers and are each among the four largest providers of multichannel video programming services based on reported customers. The News Corporation Limited, or News Corporation, recently acquired a significant interest in DIRECTV. Affiliation with News Corporation could strengthen DIRECTV’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. A recently launched direct broadcast service, VOOM, has begun offering primarily HDTV services on a national basis.

     Legislation permitting DBS service providers to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators had over DBS service providers. DBS service providers deliver local broadcast signals in many markets that we serve. They are developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services. They and certain phone companies are also now jointly offering bundled services that include video, voice and high-speed Internet access.

   We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.

     We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including analog and digital set-top converter boxes, servers and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our Internet access service and construction services for expansion and upgrades of our cable systems. These items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, services or other items on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.

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

   Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.

     Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned our common stock representing approximately 80.5% of the combined voting power as of December 31, 2003. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Commisso’s voting power may have the effect of discouraging offers to acquire Mediacom because any such acquisition would require his consent.

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

     The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly to obtain. The Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

     Similarly, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations may be adopted with respect to commercial online services and the Internet. These include laws covering such issues as privacy, access to some types of content by minors, pricing, bulk e-mail or “spam,” encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations.

   Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

     Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of the filing date of this report, approximately 9.2% of the homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

   Pending FCC and court proceedings could adversely affect our Internet access service.

     The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. The adoption of new rules by the FCC or rulings in court proceedings could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. The FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as “open access”; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. There can be no assurance that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. Such requirements could have a negative impact on our business and results of operations.

   We may become subject to additional regulatory burdens when we offer telephony service.

     The regulatory obligations of Internet protocol telephony are currently under consideration by the FCC and state authorities. If our planned VoIP telephony service is deemed by regulators to be a telecommunications service or a state-regulated telephone service, such service could subject us to significant regulation as well as higher fees for pole attachments. The additional regulatory requirements could cause us to incur additional costs and we may not be able to meet them in a timely manner.

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

     It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service.

     To date, no one has filed such a claim against us. However, in the future someone may file such a claim against us in either a domestic or international jurisdiction and may succeed in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.

     Since we launched our proprietary Mediacom Online(SM) Internet service in February 2002, we from time to time receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider—for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we manage our interest expense using a combination of fixed and variable interest rate debt. We enter into interest rate exchange agreements, or “interest rate swaps”, to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2003, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%, plus the average applicable margin over the eurodollar rate option under our bank credit agreements.

     Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, we do not anticipate their nonperformance. At December 31, 2003, based on the mark-to-market valuation, we would have paid approximately $15.8 million if we terminated these agreements, inclusive of accrued interest.

     The change in the mark-to-market value of our interest rate exchange agreements is reflected as either a noncash gain or loss on derivative instruments, net, in consolidated statement of operations. For the year ended December 31, 2003 we had a net gain of $7.2 million. We have no plans to change our hedging strategy as outline above. Future gains or losses on derivative instruments are largely dependent on changes in variable market interest rates, which we cannot predict, and the reduction in the time to maturity of our existing interest rate exchange agreements. All else being equal, as time elapses on our interest rate exchange agreements, the mark-to-market gains or losses we have incurred under our interest rate exchange agreements will reduce, resulting in corresponding losses or gains, respectively, on derivative instruments. If we maintain these agreements to maturity, their ultimate value will be zero, and all gains or losses on derivative instruments, net, recognized to date will have been reversed.

     The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2003 (dollars in thousands). See Note 7 to our consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:
January 1, 2004 to December 31, 2004	$—		$10,500	$2,071	$12,571
January 1, 2005 to December 31, 2005	—		45,500	2,130	47,630
January 1, 2006 to December 31, 2006	172,500	(1)	197,750	2,191	372,441
January 1, 2007 to December 31, 2007	—		247,000	1,071	248,071
January 1, 2008 to December 31, 2008	200,000		411,750	30	611,780
Thereafter	1,025,000		734,000	—	1,759,000

Total	$1,397,500		$1,646,500	$7,493	$3,051,493

Fair Value	$1,474,751		$1,646,500	$7,493	$3,128,744

Weighted Average Interest Rate	9.1%		3.0%	3.1%	5.8%

   (1)   Represents convertible senior notes due July 2006.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

To the Shareholders of Mediacom Communications Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 31, 2001 and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

As discussed above, the Company’s consolidated financial statements as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in Note 6, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 included in Note 6. In our opinion, the transitional disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2004

Report of Independent Auditors on
Financial Statement Schedule

To the Shareholders of Mediacom Communications Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 8 of this Form 10-K. In our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Mediacom Communications Corporation and its subsidiaries for the year ended December 31, 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated February 13, 2002.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2004

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Mediacom Communications Corporation:

We have audited the accompanying consolidated balance sheets of Mediacom Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 13, 2002

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in 000’s)

	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,815	$31,224
Investments	2,933	4,070
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,524 and $3,789, respectively	56,706	56,205
Prepaid expenses and other assets	14,260	10,278

Total current assets	99,714	101,777
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $844,519 and $631,427, respectively	1,465,362	1,483,829
Intangible assets, net of accumulated amortization of $289,906 and $275,125, respectively	2,050,095	2,072,404

Total investment in cable television systems	3,515,457	3,556,233
Other assets, net of accumulated amortization of $23,823 and $17,966, respectively	39,788	45,964

Total assets	$3,654,959	$3,703,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$247,728	$271,260
Deferred revenue	43,633	33,261
Current portion of long-term debt	12,571	2,211

Total current liabilities	303,932	306,732
Long-term debt, less current portion	3,038,922	3,017,000
Other non-current liabilities	26,991	33,701

Total liabilities	3,369,845	3,357,433

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 91,345,346 shares issued and 89,808,602 shares outstanding as of December 31, 2003 and 91,068,774 shares issued and 89,532,030 shares outstanding as of December 31, 2002	913	911
Class B common stock, $.01 par value; 100,000,000 shares authorized; 28,913,145 and 28,991,456 shares issued and outstanding as of December 31, 2003 and 2002, respectively	289	290
Additional paid-in capital	982,390	981,343
Accumulated deficit	(692,515)	(630,040)
Treasury stock, at cost, 1,536,744 shares of Class A common stock	(5,963)	(5,963)

Total stockholders’ equity	285,114	346,541

Total liabilities and stockholders’ equity	$3,654,959	$3,703,974

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in 000’s, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues	$1,004,889	$923,033	$585,175
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $273,307, $319,435 and $310,785, respectively, shown separately below)	385,129	359,737	219,479
Selling, general and administrative expenses	196,826	173,970	105,794
Corporate expenses	17,237	18,075	11,609
Depreciation and amortization	273,307	319,435	310,785

Operating income (loss)	132,390	51,816	(62,492)
Interest expense, net	(190,199)	(188,304)	(139,867)
Gain (loss) on derivative instruments, net	7,218	(13,877)	(8,441)
Other (expense) income	(11,460)	(11,093)	21,653

Net loss before provision for income taxes	(62,051)	(161,458)	(189,147)
Provision for income taxes	(424)	(200)	(87)

Net loss before cumulative effect of accounting change	(62,475)	(161,658)	(189,234)
Cumulative effect of accounting change	—	—	(1,642)

Net loss	$(62,475)	$(161,658)	$(190,876)

Basic and diluted loss per share:
Before cumulative effect of accounting change	$(0.53)	$(1.35)	$(1.78)
Cumulative effect of accounting change	—	—	(0.02)

Loss per share	$(0.53)	$(1.35)	$(1.80)

Weighted average common shares outstanding	118,627	119,608	105,780

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(All dollar amounts in 000’s)

	Class A	Class B	Additional	Accumulated		Treasury
	Common	Common	Paid-In	Comprehensive	Accumulated	Stock,
	Stock	Stock	Capital	Loss	Deficit	at cost	Total
Balance, December 31, 2000	$606	$293	$538,642	$(414)	$(277,506)	$—	$261,621
Comprehensive loss:
Net loss	—	—	—	—	(190,876)	—	—
Unrealized gain on investments, net of deferred taxes	—	—	—	414	—	—	—
Comprehensive loss	—	—	—	—	—	—	(190,462)
Exercise of stock options	—	—	51	—	—	—	51
Issuance of common stock, net of issuance costs	299	—	432,616	—	—	—	432,915
Issuance of common stock in employee stock purchase plan	—	—	547	—	—	—	547
Vesting of equity granted to management, net of forfeiture	—	—	2,904	—	—	—	2,904

Balance, December 31, 2001	$905	$293	$974,760	$—	$(468,382)	$—	$507,576
Net loss	—	—	—	—	(161,658)	—	(161,658)
Issuance of common stock in employee stock purchase plan	3	—	1,260	—	—	—	1,263
Vesting of equity granted to management, net of forfeiture	—	—	5,323	—	—	—	5,323
Transfer of stock	3	(3)	—	—	—	—	—
Treasury stock, at cost	—	—	—	—	—	(5,963)	(5,963)

Balance, December 31, 2002	$911	$290	$981,343	$—	$(630,040)	$(5,963)	$346,541
Net Loss	—	—	—	—	(62,475)	—	(62,475)
Issuance of common stock in employee stock purchase plan	1	—	1,047	—	—	—	1,048
Transfer of stock	1	(1)	—	—	—	—	—

Balance, December 31, 2003	$913	$289	$982,390	$—	$(692,515)	$(5,963)	$285,114

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in 000’s)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(62,475)	$(161,658)	$(190,876)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	273,307	319,435	310,785
Impairment of available-for-sale securities	—	—	329
(Gain) loss on investments, net	(5,832)	13,877	8,441
Vesting of management stock	—	5,323	2,904
Deferred income taxes	—	—	(687)
Amortization of SoftNet Systems revenue	—	—	(287)
Termination of SoftNet Systems agreement	—	—	(29,957)
Amortization of deferred financing costs	6,696	7,183	5,725
Cumulative effect of accounting change, net of tax	—	—	1,642
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(501)	(10,601)	(10,560)
Prepaid expenses and other assets	(3,982)	3,400	(9,423)
Accounts payable and accrued expenses	(17,259)	(2,473)	140,032
Deferred revenue	10,372	3,855	31,998
Other non-current liabilities	(6,710)	(4,138)	(1,441)

Net cash flows provided by operating activities	193,616	174,203	258,625

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(231,505)	(408,314)	(285,396)
Acquisitions of cable television systems	(7,374)	(6,548)	(2,113,336)
Proceeds from sales of cable television systems	15,409	—	—
Other investment activities	671	(6,740)	(4,215)

Net cash flows used in investing activities	(222,799)	(421,602)	(2,402,947)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
New borrowings	302,594	539,750	2,396,000
Repayment of debt	(279,348)	(318,750)	(585,000)
Proceeds from issuance of Class A common stock	1,048	1,263	433,513
Repurchase of Class A common stock	—	(5,963)	—
Financing costs	(520)	(984)	(41,036)

Net cash flows provided by financing activities	23,774	215,316	2,203,477

Net (decrease) increase in cash and cash equivalents	(5,409)	(32,083)	59,155
CASH AND CASH EQUIVALENTS, beginning of year	31,224	63,307	4,152

CASH AND CASH EQUIVALENTS, end of year	$25,815	$31,224	$63,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest, net of amounts capitalized	$184,228	$194,497	$87,621

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed through capital leases	$9,036	$—	$—

The accompanying notes to consolidated financial statements
are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

     Mediacom Communications Corporation (“MCC,” and collectively with its direct and indirect subsidiaries, the “Company”) was organized in November 1999 and is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2003, the Company was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

     Mediacom Broadband LLC, a wholly-owned subsidiary of MCC, was organized as a Delaware limited liability company in April 2001 for the purpose of acquiring cable systems from AT&T Broadband, LLC in the states of Georgia, Illinois, Iowa and Missouri (the “AT&T cable systems”). The Company completed the acquisitions of the AT&T cable systems in June and July 2001.

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

  Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of its cable systems and equipment in conjunction with the Company’s recently completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The new asset lives are consistent with those used by companies in the cable television industry. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis and resulted in a decrease in net loss of approximately $63.5 million or $0.54 per share for the year ended December 31, 2003.

  Revenue Recognition

     Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from video and data services are recognized when the services are provided to the customers. Installation revenues are recognized to the extent of direct installation costs incurred. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Concentration of Credit Risk

     The Company’s accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company invests its cash with high quality financial institutions.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipment and subscriber devices	4 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment	5 years

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are presented as a component of depreciation expense.

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, and new cable installations. Costs include direct labor and material, as well as certain indirect costs. The Company performs periodic evaluations of certain estimates used to determine such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

  Intangible Assets

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. See Note 6, Intangible Assets.

  Other Assets

     Other assets, net, represent financing costs incurred to raise debt, which are deferred and amortized as other expense over the expected term of such financings.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Segment Reporting

     SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the disclosure of factors used to identify an enterprise’s reportable segments. The Company’s operations are organized and managed on the basis of cable system clusters that represent operating segments responsible for certain geographical regions. Each operating segment derives its revenues from the delivery of similar products and services to a customer base that is also similar. Each operating segment deploys similar technology to deliver our products and services and operates within a similar regulatory environment. In addition, each operating segment has similar economic characteristics. Management evaluated the criteria for aggregation of the geographic operating segments under SFAS No. 131 and believes the Company meets each of the respective criteria set forth. Accordingly, management has identified broadband services as the Company’s one reportable segment.

  Accounting for Derivative Instruments

     The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. As a result, the Company recorded an after tax charge of approximately $1.6 million, as a change in accounting principle, in the first quarter of 2001. The Company’s stated strategy is to manage its interest expense using a combination of fixed and variable interest rate debt. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates.

  Accounting for Asset Retirement

     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviewed its asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value can be made. This entailed the review of leases covering tangible long-lived assets as well as the Company’s rights-of-way under franchise agreements. In determining the fair value of the Company’s asset retirement obligation, consideration was given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person.

     Upon adoption of SFAS No. 143, the Company determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The aggregate fair value of the liability incurred by this is immaterial to the Company’s consolidated financial statements taken as a whole.

  Income Taxes

     The Company provides for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability based approach in accounting for income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and expected benefits of utilizing net operating loss carryforwards. The Company periodically assesses the likelihood of realization of deferred tax assets and net operating loss carryforwards by considering the scheduled reversal of deferred tax liabilities, taxable income in future periods and tax planning strategies.

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

     The Company did not change to the fair value based method of accounting for stock-based employees compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and net income (loss) per share beginning with the first quarter of 2003. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net income (loss) and basic and diluted net income (loss) per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands):

	2003	2002	2001
Net loss, as reported	$(62,475)	$(161,658)	$(190,876)
Deduct: Total stock based compensation determined under fair value based method for all awards, net of related tax effects	(4,027)	(3,502)	(4,095)

Pro forma, net loss	$(66,502)	$(165,160)	$(194,971)

Basic and diluted net loss per share:
As reported	$(0.53)	$(1.35)	$(1.80)

Pro forma	$(0.56)	$(1.38)	$(1.84)

     Excluded from the above pro forma calculation are 7,200,000 of additional stock options issued to certain members of the Company's management since these options were issued for consideration representing their fair value. These options were issued prior to the completion of MCC's initial public offering in February 2000.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Loss per Share

     The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Due to its current losses, the Company does not have any additional securities outstanding that would have a dilutive effect on the weighted average common shares outstanding. The effects of stock options and convertible debt were anti-dilutive because the Company generated net losses for the periods presented. Accordingly, diluted loss per share equaled basic loss per share. If the Company did not have net losses for the years ended December 31, 2003, 2002 and 2001, the number of dilutive shares that would have been included in the earnings per share calculation totaled 30,000, 20,000 and 18,200, respectively.

     The following table summarizes the Company’s calculation of basic and diluted loss per share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands, except per share data)

Net loss	$(62,475)	$(161,658)	$(190,876)
Basic and diluted loss per share	$(0.53)	$(1.35)	$(1.80)
Weighted average common shares outstanding	118,627	119,608	105,780

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

     On June 29, 2001, the Company acquired cable systems serving approximately 94,000 subscribers in the state of Missouri from affiliates of AT&T Broadband, LLC, for a purchase price of approximately $300.0 million. This acquisition was financed with a portion of the net proceeds from the Company’s public offering of 29.9 million shares of its Class A common stock (See Note 8).

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On July 18, 2001, the Company acquired cable systems serving approximately 706,000 basic subscribers in the states of Georgia, Illinois and Iowa from affiliates of AT&T Broadband, LLC, for an aggregate purchase price of approximately $1.76 billion. This acquisition was financed with a portion of the net proceeds from the Company’s public offerings of 29.9 million shares of Class A common stock and 51/4% convertible senior notes due 2006, the net proceeds of the 11% senior notes due 2013 and borrowings under the Company’s bank credit facilities (See Notes 7 and 8).

     Summarized below are the pro forma unaudited results of operations for the year ended December 31, 2001 assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001 (in thousands, except per share data). Adjustments have been made to: (i) depreciation and amortization reflecting the fair value of the assets acquired; and (ii) interest expense reflecting the debt incurred to finance the acquisitions. The pro forma results may not be indicative of the results that would have occurred if the acquisitions had been completed on the date indicated or which may be obtained in the future.

2001
Revenues	$834,126
Operating loss	(86,416)
Net loss before cumulative effect of accounting change	(265,282)
Net loss	(266,924)
Basic and diluted loss per share	$(2.52)
Weighted average common shares outstanding	105,780

(5) Property, Plant and Equipment

     As of December 31, 2003 and 2002, property, plant and equipment consisted of (dollars in thousands):

	2003	2002
Land and land improvements	$7,059	$6,536
Buildings and leasehold improvements	41,273	37,748
Cable systems, equipment and subscriber devices	2,172,953	2,003,489
Vehicles	63,023	46,007
Furniture, fixtures and office equipment	25,573	21,476

	2,309,881	2,115,256
Accumulated depreciation	(844,519)	(631,427)

Property, plant and equipment, net	$1,465,362	$1,483,829

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $258.4 million, $286.4 million and $185.1 million, respectively. As of December 31, 2003 and 2002 the Company had property under capitalized leases of $10.7 million and $2.4 million, respectively, before accumulated depreciation, and $8.9 million and $1.9 million, respectively, net of accumulated depreciation.

(6) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On January 1, 2002, the Company adopted SFAS No. 142, which eliminates amortization of goodwill and certain intangibles that have indefinite lives but requires that such assets be tested for impairment at least annually. Prior to adoption of SFAS No. 142 on January 1, 2002, the Company amortized cable franchises and goodwill over 15 years. The Company evaluated the expected useful life of its cable franchises, also referred to as franchise costs, upon adoption of SFAS No. 142 and determined that all of its cable franchises have an indefinite useful life. As such, the Company ceased amortizing its cable franchises effective January 1, 2002. In determining whether its cable franchises have an indefinite life, the Company considered that: (i) there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights will continue to contribute to the Company’s revenues; (ii) the Company has sufficient experience with the local franchising authorities to conclude that franchise renewals can and will be accomplished indefinitely; (iii) the Company has never had a cable franchise right revoked, and has never been denied a franchise renewal; (iv) in the Company’s history of renewing franchises, minimal costs have been incurred in the franchise renewal process; (v) the Company has sufficiently upgraded the technological state of its cable systems; (vi) under the 1984 Cable Act, a local franchising authority may not unreasonably withhold the renewal of a cable system franchise; and (vii) valuations of cable franchises by market participants presume that franchise renewals can and will be accomplished indefinitely. The Company will continue to reevaluate the expected life of its cable franchises periodically to determine whether events and circumstances continue to support an indefinite life.

     Based on the guidance of Emerging Issues Task Force, or “EITF”, Issue No. 02-7, Unit for Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, the Company determined that the unit of accounting for testing cable franchise value for impairment resides at the cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how the Company allocates capital resources and utilizes the assets. Lastly, the financial unit level reflects the level at which the purchase method of accounting for the Company’s acquisitions were originally recorded. The Company has three cable system clusters, or reporting units, for the purpose of applying SFAS No. 142.

     The Company assesses the fair value of its franchise costs based on a discounted cash flow methodology. If the determined fair value of the Company’s franchise costs is less the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (includes franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment. The Company completed its last impairment test in accordance with SFAS No. 142 in September 2003. Such test indicated no impairment of franchise costs or goodwill.

     The following table provides a reconciliation of the results of operations for the years ended December 31, 2003, 2002 and 2001 to the net loss that would have been reported had goodwill and franchise costs amortization not been recorded as of January 1, 2001, assuming the purchase of the AT&T cable systems had been consummated as of January 1, 2001:

	2003	2002	2001
	(in thousands, except per share data)
	(unaudited)

Reported net loss	$(62,475)	$(161,658)	$(190,876)
Add back: goodwill and franchise cost amortization	—	—	144,933

Adjusted pro forma net loss	$(62,475)	$(161,658)	$(45,943)
Reported basic and diluted loss per share	$(0.53)	$(1.35)	$(1.80)
Add back: goodwill and franchise cost amortization	—	—	1.37

Adjusted pro forma basic and diluted loss per share	$(0.53)	$(1.35)	$(0.43)

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2003 and 2002 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
2003	Value	Amortization	Value
Franchise costs	$1,943,010	$141,118	$1,801,892
Goodwill	224,281	3,223	221,058
Subscriber lists	167,015	140,087	26,928
Covenants not to compete	5,695	5,478	217

	$2,340,001	$289,906	$2,050,095

	Gross Asset	Accumulated	Net Asset
2002	Value	Amortization	Value
Franchise costs	$1,949,670	$141,777	$1,807,893
Goodwill	224,318	3,231	221,087
Subscriber lists	167,846	124,808	43,038
Covenants not to compete	5,695	5,309	386

	$2,347,529	$275,125	$2,072,404

     Amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $14.9 million, $33.0 million and $125.7 million, respectively. The Company’s estimated aggregate amortization expense for 2004 through 2008 and beyond is $10.8 million, $2.8 million, $2.1 million, $2.1 million, $2.1 million and $7.9 million, respectively.

(7) Debt

     As of December 31, 2003 and 2002, debt consisted of (dollars in thousands):

	2003	2002
Bank credit facilities	$1,646,500	$1,621,500
81/2% senior notes	200,000	200,000
77/8% senior notes	125,000	125,000
91/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
51/4% convertible senior notes	172,500	172,500
Capital lease obligations	7,493	211

	$3,051,493	$3,019,211
Less: current portion	12,571	2,211

Total long-term debt	$3,038,922	$3,017,000

  Bank Credit Facilities

     On September 30, 1999, operating subsidiaries of Mediacom LLC entered into a $550.0 million senior secured credit facility, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the “Mediacom USA Credit Agreement”). The revolving credit facility expires on March 31, 2008, and is subject to earlier expiration on June 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions ranging from 1.25% to 17.50% of the original commitment amount. As of December 31, 2003, the maximum commitment amount available under the revolving credit facility was $416.3 million, and $232.0 million was outstanding under such facility. For the year ended December 31, 2004, the maximum commitment amount under the revolving credit facility will be reduced by $67.5 million, or 15% of the original commitment amount. The Mediacom USA Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein. The term loan matures on September 30, 2008, and is subject to repayment on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is payable in quarterly installments. As of December 31, 2003, the outstanding debt under the term loan was $98.5 million. For the year ended December 31, 2004, the outstanding debt under the term loan will be reduced by $1.0 million or 1% of the original amount of the term loan. The Mediacom USA Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on outstanding revolver loans is payable at either the eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating rate percentage ranging from 1.50% to 1.75%.

     On November 5, 1999, operating subsidiaries of Mediacom LLC entered into a $550.0 million senior secured credit facility, consisting of a $450.0 million reducing revolving credit facility and a $100.0 million term loan (the “Mediacom Midwest Credit Agreement”). The revolving credit facility expires on June 30, 2008, and is subject to earlier expiration on September 30, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The revolving credit facility makes available a maximum commitment amount for a period of up to eight and one-half years, which is subject to quarterly reductions ranging from 1.25% to 8.75% of the original commitment amount. As of December 31, 2003, the maximum commitment amount available under the revolving credit facility was $416.3 million, and $267.3 million was outstanding under such facility. For the year ended December 31, 2004, the maximum commitment amount under the revolving credit facility will be reduced by $67.5 million, or 15% of the original commitment amount. The Mediacom Midwest Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined therein. The term loan matures on December 31, 2008, and is subject to repayment on December 31, 2007 if Mediacom LLC does not refinance the 8 1/2% Senior Notes by March 31, 2007. The term loan is payable in quarterly installments. As of December 31, 2003, the outstanding debt under the term loan was $98.8 million. For the year ended December 31, 2004, the outstanding debt under the term loan will be reduced by $1.0 million or 1% of the original amount of the term loan. The Mediacom Midwest Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 1/4% to 3/8% per annum on the unused portion of available credit under the reducing revolver credit facility. Interest on the outstanding revolver loans is payable at either the eurodollar rate plus a floating percentage ranging from 0.75% to 2.25% or the base rate plus a floating percentage ranging from 0% to 1.25%. Interest on the term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating rate percentage ranging from 1.50% to 1.75%.

     On July 18, 2001, the operating subsidiaries of Mediacom Broadband LLC entered into a $1.4 billion senior secured credit facility, consisting of a $600.0 million revolving credit facility, a $300.0 million tranche A term loan and a $500.0 million tranche B term loan (“Mediacom Broadband Credit Agreement” and together with the Mediacom USA Credit Agreement and the Mediacom Midwest Credit Agreement, the “Bank Credit Agreements”). The revolving credit facility expires on March 31, 2010, and commitments under the revolving credit facility are subject to quarterly reductions beginning on December 31, 2004, ranging from 2.00% to 8.00% of the original commitment amount. As of December 31, 2003, $150.0 million was outstanding under the revolving credit facility. The tranche A term loan matures on March 31, 2010 and the tranche B term loan matures on September 30, 2010. The term loans are payable in quarterly installments beginning on September 30, 2004. For the year ended December 31, 2004, the outstanding debt under tranche A will be reduced by $6.0 million or 2% of the original amount of the term loan, while tranche B will be reduced by $2.5 million or 0.5% of the original amount of the term loan. The Mediacom Broadband Credit Agreement requires mandatory reductions of the revolving credit facility from excess cash flow, as defined

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

therein, beginning December 31, 2004. For the year ended December 31, 2004, the maximum commitment amount under the revolving credit facility will be reduced by $12.0 million or 2% of the original commitment amount. The Mediacom Broadband Credit Agreement provides for interest at varying rates based upon various borrowing options and the attainment of certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of available credit under the revolving credit facility. Interest on outstanding revolving loans and the tranche A term loan is payable at either the eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the tranche B term loan is payable at either the eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     The Bank Credit Agreements require compliance with certain financial covenants including, but not limited to, leverage, interest coverage and pro forma debt service coverage or debt service coverage ratios, as defined therein. The Bank Credit Agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the Bank Credit Agreements as of and for all periods in the year ended December 31, 2003.

     The Mediacom USA Credit Agreement and the Mediacom Midwest Credit Agreement are collateralized by Mediacom LLC’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. The Mediacom Broadband Credit Agreement is collateralized by Mediacom Broadband LLC’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband LLC on a limited recourse basis to the extent of such ownership interests.

     The average interest rate on debt outstanding under the Bank Credit Agreements was 3.0% and 4.3% for the years ended December 31, 2003 and December 31, 2002, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2003, the Company had approximately $770.0 million of unused bank commitments under the Bank Credit Agreements.

     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of December 31, 2003, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%, plus the average applicable margin over the eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of its counterparties, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, the remaining time to maturities and the current creditworthiness of the Company’s counterparties. At December 31, 2003, based on the mark-to-market valuation, the Company would have paid approximately $15.8 million if it terminated these agreements, inclusive of accrued interest.

  Senior Notes

     On April 1, 1998, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a New York corporation, jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due on April 2008 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 8 1/2% Senior Notes as of and for all periods in the year ended December 31, 2003.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On February 26, 1999, Mediacom LLC and Mediacom Capital Corporation jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due on February 2011 (the “7 7/8% Senior Notes”). The 7 7/8% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 7 7/8% Senior Notes as of and for all periods in the year ended December 31, 2003.

     On January 24, 2001, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, completed an offering of $500.0 million of 9 1/2% senior notes due January 2013 (the “9 1/2% Senior Notes”). The 9 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers, and asset sales and has cross-default provisions related to other debt of Mediacom LLC. Mediacom LLC was in compliance with the indenture governing the 9 1/2% Senior Notes as of and for all periods in the year ended December 31, 2003.

     On June 29, 2001, Mediacom Broadband LLC and its wholly-owned subsidiary, Mediacom Broadband Corporation, a Delaware corporation, completed an offering of $400.0 million in aggregate principal amount of 11% senior notes due July 2013 (the “11% Senior Notes”). The 11% Senior Notes are unsecured obligations of Mediacom Broadband, and the indenture for the 11% Senior Notes stipulates, among other things, restrictions of incurrence of indebtedness, distributions, mergers and assets sales and has cross-default provisions related to other debt of Mediacom Broadband. Mediacom Broadband was in compliance with the indenture governing the 11% Senior Notes as of and for all periods in the year ended December 31, 2003.

  Convertible Senior Notes

     The Company maintains $172.5 million aggregate principal amount of 5 1/4% convertible senior notes (“Convertible Senior Notes”) due July 2006. The Convertible Senior Notes are convertible at any time at the option of the holder into the Company’s Class A common stock at an initial conversion rate of 53.4171 shares per $1,000 principal amount of notes, which is equivalent to a price of $18.72 per share. The conversion rate is subject to adjustment as specified in the indenture governing the Convertible Senior Notes. The Company may redeem the Convertible Senior Notes at 101.313% of par value from July 5, 2004 through June 30, 2005 and at par value thereafter.

  Fair Value and Debt Maturities

     The fair value of the Company’s bank credit facilities approximate the carrying value. The fair value at December 31, 2003 of the 8 1/2% Senior Notes, the 7 7/8% Senior Notes, the 9 1/2% Senior Notes and the 11% Senior Notes was approximately $204.0 million, $125.0 million, $531.0 million and $450.0 million, respectively. The fair value at December 31, 2003 of the Convertible Senior Notes was approximately $164.0 million.

     The stated maturities of all debt outstanding as of December 31, 2003 are as follows (dollars in thousands):

2004	$12,571
2005	47,630
2006	372,441
2007	248,071
2008	611,780
Thereafter	1,759,000

$3,051,493

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Stockholders’ Equity

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

     The Company maintains Employee Stock Purchase Plans (“ESPP”). Under the plans, all employees are allowed to participate in the purchase of MCC’s Class A Common Stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 191,336 and 176,600 in 2003 and 2002, respectively. The net proceeds to the Company were approximately $1.0 million and $1.3 million in 2003 and 2002, respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25.

(9) Income Tax

     Income tax expense relates to minimum state and local taxes and capital taxes that the Company is required to pay in certain jurisdictions. The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

	2003	2002	2001
Tax benefit at the United States statutory rate	$(21,718)	$(54,896)	$(66,201)
State taxes, net of federal tax benefit	276	700	774
Losses not benefited	21,866	54,396	65,514

Total income tax expense	$424	$200	$87

     The Company’s net deferred tax liability consists of the following (dollars in thousands):

	2003	2002
Deferred tax asset:
Unrealized loss on marketable securities	$5,648	$11,527
Reserves and other	32,656	28,650
Net operating loss carryforwards	456,670	280,163

Gross tax assets	494,974	320,340
Less: Valuation allowance	(224,101)	(182,518)

Deferred tax assets, net	270,873	137,822
Deferred tax liabilities:
Investment in cable television systems	270,873	137,822

Net deferred tax liability	$—	$—

        At December 31, 2003, the Company had net operating loss carryforwards of approximately $1.2 billion which will expire in the years 2020 through 2023. The Company assesses the likelihood of realization of deferred tax assets and net operating loss carryforwards by considering the scheduled reversal of deferred tax liabilities, taxable income in future periods and tax planning strategies. At December 31, 2003, the Company has recorded a net deferred tax asset valuation allowance of approximately $224.1 million. The Company will continue to monitor the need for the deferred tax asset valuation allowance in 2004 and beyond as the Company anticipates to report accounting earnings.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Related Party Transactions

     Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1% direct ownership interest in Mediacom California LLC, which in turn holds a 1% interest in Mediacom Arizona LLC. These ownership interests represent less than 1% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.

     One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the years ended December 31, 2003, 2002 and 2001, the Company paid this law firm approximately $1.0 million, $1.3 million and $3.4 million, respectively, for services performed.

(11) Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $1.8 million, $1.8 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(12) Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $5.4 million, $5.0 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2004	$3,129
2005	1,979
2006	1,712
2007	1,396
2008	680
Thereafter	1,895

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $8.5 million, $7.0 million and $4.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     As of December 31, 2003, approximately $13.6 million of letters of credit were issued to various parties to secure the Company’s performance relating to insurance and franchise requirements. The fair value of such letters of credit were not material.

  Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of the Company’s properties are subject.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) American Independence Corp. (formerly “SoftNet Systems, Inc.”)

     As of January 31, 2001, the Company formally terminated its business relationship with SoftNet Systems, Inc. (“SoftNet”) in all material respects. As part of the termination the Company received SoftNet common stock representing 8.7% of aggregate voting power as of January 1, 2001. These shares are reported as investments in the Company’s consolidated balance sheet. The Company recognized SoftNet-related revenue of approximately $0.3 million and approximately $30.0 million of other income in the consolidated statements of operations in 2001. During 2002, SoftNet changed its name to American Independence Corp. (“AMIC”). During 2003, the Company sold portions of its investment in AMIC and recognized a gain on sale of investments of $1.7 million. As of December 31, 2003, the Company owned 358,053 shares of AMIC, which had a market value of $4.2 million based on the closing price that day at the Nasdaq National Market.

(14) Stock Options

     In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or “2003 Plan”, which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other stock-based awards, in addition to annual incentive awards. The 2003 plan has available under it 21,000,000 shares of common stock for issuance in settlement of awards. As of December 31, 2003, options for 11,743,315 had been granted under the 2003 Plan, consisting of 3,594,423 shares of Class A common stock and 8,148,892 of Class B common stock.

     The following table summarizes information concerning stock option activity for the years ended December 31, 2003, 2002 and 2001:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2000	9,907,010	$18.93
Granted	778,120	17.24
Exercised	(2,700)	19.00
Forfeited	(173,835)	18.41

Outstanding at December 31, 2001	10,508,595	$18.81
Granted	604,735	11.97
Exercised	—	—
Forfeited	(216,775)	16.69

Outstanding at December 31, 2002	10,896,555	$18.47
Granted	1,009,000	7.93
Exercised	—	—
Forfeited	(162,240)	15.78

Outstanding at December 31, 2003	11,743,315	$17.60

     The Company had options exercisable amounting to 9,437,629, 8,934,548 and 8,497,496, with average prices of $18.83, $18.94 and $18.98 at December 31, 2003, 2002 and 2001, respectively. The weighted average fair value of options granted was $5.51, $6.04 and $8.61 per share for the years ended December 31, 2003, 2002 and 2001, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company accounts for its stock option plans under Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS 148 requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share. The weighted average fair value of all of the Employee Options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 3.6%, 5.0% and 4.7% for the years ended December 31, 2003, 2002 and 2001, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation costs been recorded for the Employee Options under SFAS 148, the compensation costs would have been $4.1 million, $3.5 million, and $4.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The following table summarizes information concerning stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2003	Life	Price	2003	Price
$7.00 to $12.00	1,540,235	9.24 years	$9.19	130,347	$10.82
$12.01 to $18.00	616,660	7.28 years	16.89	250,324	16.90
$18.01 to $22.00	9,586,420	2.35 years	19.00	9,056,958	19.00

	11,743,315	3.51 years	$17.60	9,437,629	$18.83

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2003
Revenues	$242,775	$252,194	$251,107	$258,813
Operating income	19,029	21,400	44,134	47,827
Net (loss) income	(33,366)	(38,158)	1,937	7,112
Basic and diluted net income (loss) per share	(0.28)	(0.32)	0.02	0.06
Weighted average common shares outstanding	118,525	118,632	118,633	118,717
2002
Revenues	$219,547	$230,792	$233,723	$238,971
Operating income	11,997	13,722	21,584	4,513
Net loss	(35,190)	(37,487)	(39,940)	(49,041)
Basic and diluted loss per share	(0.29)	(0.31)	(0.33)	(0.41)
Weighted average common shares outstanding	119,892	119,942	119,943	118,662
2001
Revenues	$89,131	$91,864	$191,734	$212,446
Operating loss	(9,982)	(10,101)	(8,854)	(33,555)
Net loss before cumulative effect of accounting change	(2,935)	(32,718)	(65,262)	(88,319)
Net loss	(4,577)	(32,718)	(65,262)	(88,319)
Basic and diluted loss per share before cumulative effect of accounting change	(0.03)	(0.35)	(0.54)	(0.74)
Basic and diluted loss per share(a)	(0.05)	(0.35)	(0.54)	(0.74)
Weighted average common shares outstanding	89,956	92,921	119,876	119,882

(a)	The sum of quarterly earnings may not equal total year earnings per share due to the effect of the Company’s public offering of its shares of its common stock during 2001.

Schedule II

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in 000’s)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning of	costs	other	costs	other	Balance at
	period	and expenses	accounts	and expenses	accounts	end of period
December 31, 2001
Allowance for doubtful accounts
Current receivables	$932	$9,826	$2,557	$10,072	$—	$3,243
Acquisition reserves(1)
Accrued expenses	$5,382	$—	$42,156	$10,959	$—	$36,579
December 31, 2002
Allowance for doubtful accounts
Current receivables	$3,243	$13,685	$—	$13,139	$—	$3,789
Acquisition reserves(1)
Accrued expenses	$36,579	$—	$427	$4,613	$31,966	$427
December 31, 2003
Allowance for doubtful accounts
Current receivables	$3,789	$6,477	$—	$6,742	$—	$3,524
Acquisition reserves
Accrued expenses	$427	$—	$—	$—	$127	$300

(1)	Additions were charged in connection with purchase accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have previously reported in a current report on Form 8-K, dated April 19, 2002, that we terminated our engagement of Arthur Andersen LLP.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is set forth under the heading “Directors and Executive Officers of the Registrant” in Part I hereof and in “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our proxy statement relating to the 2004 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 is set forth under the heading “Executive Compensation” in the proxy statement, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the proxy statement, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the proxy statement, which information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Auditors” in the proxy statement, which information is incorporated herein by this reference.

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

(b) Exhibits

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description
2.1	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Central Missouri) (1)

2.2	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Georgia) (1)

2.3	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Iowa/Illinois) (1)

2.4	Asset Purchase Agreement, dated February 26, 2001 among Mediacom Communications Corporation and the AT&T Broadband Parties (Southern Illinois) (1)

3.1	Restated Certificate of Incorporation of Mediacom Communications Corporation (2)

3.2	By-laws of Mediacom Communications Corporation (2)

4.1	Form of certificate evidencing share of Class A common stock(2)

4.2	Indenture relating to 81/2% senior notes due 2008 of Mediacom LLC and Mediacom Capital Corporation (3)

4.3	Indenture relating to 77/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation (4)

4.4	Indenture relating to 91/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation (1)

4.5	Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (3)

4.6	Indenture relating to 5.25% Convertible Senior Note due 2006 (5)

4.7	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation. (6)

4.8	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 5.25% convertible senior notes due 2006 of the Company. (6)

Exhibit
Number	Exhibit Description
10.1(a)	Credit Agreement dated as of September 30, 1999 for the Mediacom USA Credit Facility (2)

10.1(b)	Amendment No. 1 dated December 17, 1999 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. (1)

10.1(c)	Amendment No. 2 dated February 4, 2000 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and The Chase Manhattan Bank, as administrative agent for the lenders. (1)

10.1(d)	Amendment No. 3 dated September 12, 2002 between Mediacom Southeast LLC, Mediacom California LLC, Mediacom Delaware LLC, Mediacom Arizona LLC and JPMorgan Chase Bank, as administrative agent for the lenders. (7)

10.2(a)	Credit Agreement dated as of November 5, 1999 for the Mediacom Midwest Credit Facility (2)

10.2(b)	Amendment No. 1 dated December 17, 1999 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders. (1)

10.2(c)	Amendment No. 2 dated February 4, 2000 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and The Chase Manhattan Bank, as administrative agent for the lenders. (1)

10.2(d)	Amendment No. 3 dated September 12, 2002 between Mediacom Illinois LLC, Mediacom Indiana LLC, Mediacom Iowa LLC, Mediacom Minnesota LLC, Mediacom Wisconsin LLC, Zylstra Communications Corporation and JPMorgan Chase Bank, as administrative agent for the lenders. (7)

10.3	Credit Agreement dated as of July 18, 2001 for the Mediacom Broadband Subsidiary Credit Facility. (3)

10.3(a)	Amendment No. 1 dated September 12, 2002 between MCC Iowa LLC, MCC Illinois LLC, MCC Georgia LLC, MCC Missouri LLC and JPMorgan Chase Bank, as administrative agent for the lenders. (7)

10.4*	Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc. (2)

10.5	Fifth Amended and Restated Operating Agreement of Mediacom LLC (8)

10.6	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC (9)

10.7	1999 Employee Stock Purchase Plan (2)

10.8	2001 Employee Stock Purchase Plan (10)

10.9*	2003 Incentive Plan (11)

21.1	Subsidiaries of Mediacom Communications Corporation(12)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Arthur Andersen LLP(13)

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

(c) Financial Statement Schedule

     The following financial statement schedule — Schedule II — Valuation and Qualifying Accounts — is part of this Form 10-K and is on page 76.

(d) Reports on Form 8-K

     During the quarter ended December 31, 2003, Mediacom Communications Corporation filed or furnished the following current report on Form 8-K with the Securities and Exchange Commission:

Current report on Form 8-K, dated November 5, 2003, was furnished on November 5, 2003. The item reported was:

•	Item 12 — Regulation FD Disclosure, which reported the issuance of a press release announcing the Company’s financial results for the quarter ended September 30, 2003.

*	Compensatory plan

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-57285) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-85893) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 1 of the Current Report on Form 8-K, dated June 22, 2001, of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

(9)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(10)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

(11)	Filed as Exhibit A to the definitive Proxy Statement of Mediacom Communications Corporation filed with the SEC on April 30, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Mediacom Communications Corporation and incorporated herein by reference.

(13)	The consolidated financial statements of Mediacom Communications Corporation (the “Registrant”) as of December 31, 2001 and 2000 and for the years then ended included in this Annual Report on Form 10-K which are incorporated by reference into the Registrant’s

Registration Statements on Form S-3/A (File No. 333-82124) and Forms S-8 (File Nos. 333-41366, 333-41360 and 333-68306), have been audited by Arthur Andersen LLP, independent public accountants (“AA”). However, after reasonable efforts, the Registrant has been unable to obtain the written consent of AA with respect to the incorporation by reference of such financial statements in the Registration Statements. Therefore, the Registrant has dispensed with the requirement to file the written consent of AA in reliance upon Rule 437a of the Securities Act of 1933. As a result, you may not be able to recover damages from AA under Section 11 of the Securities Act of 1933, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the aforementioned financial statements of the Registrant which are incorporated in the Registration Statements by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

March 12, 2004	BY:	/s/ ROCCO B. COMMISSO

Rocco B. Commisso Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROCCO B. COMMISSO Rocco B. Commisso	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ MARK E. STEPHAN Mark E. Stephan	Executive Vice President, Chief Financial Officer, Treasurer and Director (principal financial officer and principal accounting officer)	March 12, 2004

/s/ WILLIAM S. MORRIS III William S. Morris III	Director	March 12, 2004

/s/ CRAIG S. MITCHELL Craig S. Mitchell	Director	March 12, 2004

/s/ THOMAS V. REIFENHEISER Thomas V. Reifenheiser	Director	March 12, 2004

/s/ NATALE S. RICCIARDI Natale S. Ricciardi	Director	March 12, 2004

/s/ ROBERT L. WINIKOFF Robert L. Winikoff	Director	March 12, 2004