Form 10-Q
period 2004-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2004-05-10
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

     As of April 23, 2004 there were 89,969,317 shares of Class A common stock and 28,836,234 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2004

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in 000’s)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,584	$25,815
Investments	1,987	2,933
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,300 and $3,524, respectively	58,617	56,706
Prepaid expenses and other assets	16,044	14,260

Total current assets	88,232	99,714
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $894,046 and $844,519, respectively	1,462,680	1,465,362
Intangible assets, net of accumulated amortization of $293,082 and $289,906, respectively	2,049,663	2,050,095

Total investment in cable television systems	3,512,343	3,515,457
Other assets, net of accumulated amortization of $25,458 and $23,823, respectively	38,157	39,788

Total assets	$3,638,732	$3,654,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$231,704	$247,728
Deferred revenue	39,590	36,634
Current portion of long-term debt	21,398	12,570

Total current liabilities	292,692	296,932
Long-term debt, less current portion	3,015,869	3,038,922
Other non-current liabilities	50,307	33,991

Total liabilities	3,358,868	3,369,845

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 91,429,150 shares issued and 89,892,406 shares outstanding as of March 31, 2004 and 91,345,346 shares issued and 89,808,602 shares outstanding as of December 31, 2003	914	913
Class B common stock, $.01 par value; 100,000,000 shares authorized; 28,913,145 shares issued and outstanding as of March 31, 2004 and December 31, 2003	289	289
Additional paid in capital	982,878	982,390
Accumulated deficit	(698,254)	(692,515)
Treasury stock, at cost, 1,536,744 shares of Class A common stock	(5,963)	(5,963)

Total stockholders’ equity	279,864	285,114

Total liabilities and stockholders’ equity	$3,638,732	$3,654,959

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$263,439	$242,775

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $52,703 and $78,166, respectively, shown separately below)	102,451	94,510
Selling, general and administrative expenses	51,830	47,371
Corporate expenses	4,891	3,699
Depreciation and amortization	52,703	78,166

Operating income	51,564	19,029
Interest expense, net	(47,164)	(48,706)
Loss on derivative instruments, net	(7,551)	(1,092)
Other expense	(2,435)	(2,397)

Net loss before provision for income taxes	(5,586)	(33,166)
Provision for income taxes	153	200

Net loss	$(5,739)	$(33,366)

Basic and diluted net loss per share	$(0.05)	$(0.28)
Weighted average common shares outstanding	118,723	118,525

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in 000’s)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(5,739)	$(33,366)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	52,703	78,166
Loss on derivative instruments, net	7,551	1,092
Amortization of deferred financing costs	1,635	1,555
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(1,911)	(604)
Prepaid expenses and other assets	(1,784)	(3,142)
Accounts payable and accrued expenses	(16,024)	(17,670)
Deferred revenue	2,956	2,334
Other non-current liabilities	3,691	(113)

Net cash flows provided by operating activities	43,078	28,252

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(39,841)	(70,003)
Acquisition of cable television systems	(3,433)	—
Proceeds from sales of cable television systems	—	8,960
Other investment activities	(299)	(405)

Net cash flows used in investing activities	(43,573)	(61,448)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	57,043	136,250
Repayment of debt	(71,268)	(115,250)
Proceeds from issuance of common stock in employee stock purchase plan	489	523
Financing costs	—	(272)

Net cash flows (used in) provided by financing activities	(13,736)	21,251

Net decrease in cash and cash equivalents	(14,231)	(11,945)
CASH AND CASH EQUIVALENTS, beginning of period	25,815	31,224

CASH AND CASH EQUIVALENTS, end of period	$11,584	$19,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$65,210	$73,766

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Statement of Accounting Presentation and Other Information

Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of March 31, 2004 and 2003. In the opinion of management, such statements include all adjustments, including normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding decrease in net loss of approximately $32.1 million or $0.27 per share for the three months ended March 31, 2004.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(2) Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” in December 2002, which amends: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 on January 1, 2003.

     The Company did not change to the fair value based method of accounting for stock-based employees compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and net income (loss) per share beginning with the first quarter of 2003. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net income (loss) and basic and diluted net income (loss) per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands, except per share amounts):

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(5,739)	$(33,366)
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,802)	(3,914)

Pro forma, net loss	$(9,541)	$(37,280)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.28)
Pro forma	$(0.08)	$(0.31)

(3) Loss Per Share

     The Company calculates loss per share in accordance with Statement SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. The effects of stock options and convertible debt were anti-dilutive, because the Company generated net losses for the periods presented. Accordingly, diluted loss per share equaled basic loss per share. If the Company did not have net losses for the quarters ended March 31, 2004 and 2003, the number of potentially dilutive shares that would have been included in the earnings per share calculation totaled 30,000 and 20,000, respectively.

(4) Property, Plant and Equipment

     As of March 31, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	March 31,	December 31,
	2004	2003
Land and land improvements	$7,092	$7,059
Buildings and leasehold improvements	41,866	41,273
Cable systems, equipment and subscriber devices	2,216,858	2,172,953
Vehicles	64,234	63,023
Furniture, fixtures and office equipment	26,676	25,573

	2,356,726	2,309,881
Accumulated depreciation	(894,046)	(844,519)

Property, plant and equipment, net	$1,462,680	$1,465,362

     Depreciation expense for the quarters ended March 31, 2004 and 2003 was approximately $49.5 million and $73.8 million, respectively. As of March 31, 2004 the Company had property under capitalized leases of $11.3 million before accumulated depreciation, and $9.1 million, net of accumulated depreciation. There was no property under capital leases as of March 31, 2003.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting.

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
March 31, 2004	Value	Amortization	Value
Franchise costs	$1,945,369	$141,167	$1,804,202
Goodwill	224,614	3,232	221,382
Subscriber lists	167,067	143,164	23,903
Covenants not to compete	5,695	5,519	176

	$2,342,745	$293,082	$2,049,663

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$1,943,010	$141,167	$1,801,843
Goodwill	224,281	3,232	221,049
Subscriber lists	167,015	140,030	26,985
Covenants not to compete	5,695	5,477	218

	$2,340,001	$289,906	$2,050,095

     Amortization expense for the quarters ended March 31, 2004 and 2003 was approximately $3.2 million and $4.4 million, respectively. The Company’s estimated aggregate amortization expense for 2004 through 2008 and beyond is $7.3 million, $2.8 million, $2.1 million, $2.1 million, $2.1 million and $7.7 million, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31,	December 31,
	2004	2003
Accounts payable	$23,935	$6,563
Accrued capital	20,284	25,463
Accrued interest	37,020	55,053
Accrued payroll and benefits	20,108	23,524
Accrued programming	71,343	77,296
Accrued taxes and fees	22,686	26,513
Other accrued expenses	36,328	33,316

	$231,704	$247,728

(7) Debt

     As of March 31, 2004 and December 31, 2003, debt consisted of (dollars in thousands):

	March 31,	December 31,
	2004	2003
Bank credit facilities	$1,632,500	$1,646,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500
Capital lease obligations	7,267	7,492

	$3,037,267	$3,051,492
Less: current portion	21,398	12,570

Total long-term debt	$3,015,869	$3,038,922

     The average interest rate on outstanding debt under the bank credit facilities was 2.9% for the three months ended March 31, 2004, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2004, the Company had unused credit commitments of approximately $748.7 million under its bank credit facilities, of which about $612.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2004.

     The Company uses interest rate exchange agreements with counterparties to fix the interest rate on a portion of its floating rate debt. As of March 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company’s interest rate swap agreements. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the creditworthiness of the counterparties. The Company’s use of interest rate exchange agreements may result in short-term gains or losses and may increase the volatility of earnings. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade or better, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, their remaining lives and the current creditworthiness of the Company’s counterparties. At March 31, 2004, based on the mark-to-market valuation, the Company would have paid approximately $23.4 million if these agreements were terminated, inclusive of accrued interest.

(8) Subsequent Event

     On April 5, 2004, a lawsuit was filed against Mediacom Communications Corporation, MCC Georgia LLC, an indirect subsidiary of Mediacom Communications Corporation and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network.” Echostar alleges that the Company has used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that the Company has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     The Company intends to vigorously defend against such claims. At the present time, the Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

     The Company also is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     Mediacom Communications Corporation is currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. We provide our customers with a wide array of broadband products and services, including traditional analog video services, digital television, video-on-demand, high-definition television and high-speed Internet access. As of March 31, 2004, our cable systems passed approximately 2.77 million homes and served approximately 1.53 million basic subscribers in 23 states.

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of March 31, 2004, approximately 98% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 97% of our homes passed were activated with two-way communications capability. As of the same date, approximately 95% of our basic subscribers were served by our 50 largest headend facilities. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunication services. A headend facility is the location where signals are received and processed for distribution over a cable system.

     Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television and high-speed Internet service. We currently provide digital video services to approximately 372,000 subscribers, representing a penetration of approximately 24.3% of our basic subscribers. We also currently provide high speed Internet services to approximately 302,000 subscribers, representing a penetration of approximately 10.9% of our homes passed. Beginning in the fourth quarter of 2004, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. In the first quarter of 2004, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 19% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in recent periods including the first quarter of 2004. As of March 31, 2004, competitive local-into-local services in our markets covered an estimated 81% of our basic subscribers.

Actual Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table sets forth the unaudited consolidated statements of operations for the three months ended March 31, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2004	2003	$ Change	% Change
Revenues	$263,439	$242,775	$20,664	8.5%
Costs and expenses:
Service costs	102,451	94,510	7,941	8.4
Selling, general and administrative expenses	51,830	47,371	4,459	9.4
Corporate expenses	4,891	3,699	1,192	32.2
Depreciation and amortization	52,703	78,166	(25,463)	(32.6)

Operating income	51,564	19,029	32,535	171.0
Interest expense, net	(47,164)	(48,706)	1,542	3.2
Loss on derivative instruments, net	(7,551)	(1,092)	(6,459)	NM
Other expense	(2,435)	(2,397)	(38)	(1.6)

Net loss before provision for income taxes	(5,586)	(33,166)	27,580	83.2
Provision for income taxes	153	200	(47)	(23.5)

Net loss	$(5,739)	$(33,366)	$27,627	82.8%

Operating income before depreciation and amortization	$104,267	$97,195	$7,072	7.3%

     Use of Operating Income Before Depreciation and Amortization

     Operating income before depreciation and amortization, or OIBDA, is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. However, OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures.

     OIBDA should not be regarded as an alternative to operating income or net loss as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA. The following table sets forth the reconciliation of OIBDA to operating income for the three months ended March 31, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended
	March 31,
	2004	2003
OIBDA	$104,267	$97,195
Depreciation and amortization	(52,703)	(78,166)

Operating income	$51,564	$19,029

     Revenues

     The following table sets forth revenue information for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$216,249	82.1%	$209,311	86.2%	$6,938	3.3%
Data	36,520	13.9	24,284	10.0	12,236	50.4
Advertising	10,670	4.0	9,180	3.8	1,490	16.2

	$263,439	100.0%	$242,775	100.0%	$20,664	8.5%

     Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and analog premium programming, digital cable television programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation and reconnection fees, late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     Revenues rose 8.5%, largely attributable to an increase in high-speed data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases.

     Video revenues increased 3.3% as a result of the aforementioned basic rate increases, partially offset by a 3.2% decline in basic subscribers from 1,584,000 to 1,533,000. Digital customers, at 372,000, were relatively flat compared to 374,000 a year ago. Our loss in basic subscribers and the flat performance of digital customers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video customer trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 50.4% due primarily to an increase in data customers from 214,000 to 302,000, as well as a gain in average monthly data revenue per data subscriber from $39.97 to $41.83. We expect this customer trend in our data business to continue given anticipated demand for our high-speed data service.

     Advertising revenues increased 16.2%, primarily as a result of bringing in-house certain markets previously managed by third parties and to a lesser extent from increased local advertising sales. Instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets with the related expenses, including in-house commissions, recorded as selling, general and administrative expenses.

     Costs and Expenses

     Service costs include: fees paid to programming suppliers; expenses related to wages and salaries of technical personnel, who maintain our cable network and perform customer installation activities; high-speed Internet access costs, including costs of bandwidth connectivity, customer provisioning and technical support for our customers; and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 8.4% over the prior year. Of this increase, 35.8% was due to servicing the growth in our data customers, 18.7% was due to increased employee headcount and compensation, 15.8% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, and 9.6% was due to an increase in vehicle and other operating costs related to servicing our customers. The balance was from higher programming costs. This increase in programming costs, however, was partially offset by the decline in basic subscribers and a modest increase in launch support received from programmers. We expect programming costs on a per unit basis to continue to rise in 2004, primarily due to price increases reflecting both inflation-indexed and negotiated license fee increases. As a percentage of revenues, service costs were 38.9% for the three months ended March 31, 2004 and March 31, 2003.

     Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 9.4%. Of this increase, 27.5% was due to higher advertising expense as we now record in-house advertising costs that were previously managed by third parties as discussed above, 14.5% was principally due to an increase in support personnel, 14.1% was due to an increase in telephone costs, and 11.6% was due to higher bad debt expense because of higher customer churn and the implementation throughout the year of our tighter customer credit controls. As a percentage of revenues, selling, general and administrative expenses were 19.7% for the three months ended March 31, 2004, as compared with 19.5% for the three months ended March 31, 2003. We expect the rate of increase in expenses relating to our advertising sales to moderate as the migration of the work in-house is completed. We expect continued growth in advanced services, which include digital cable, high-definition television and high-speed Internet access and, in late 2004, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses increased 32.2% to $4.9 million for the three months ended March 31, 2004, as compared to $3.7 million for the three months ended March 31, 2003. This was principally due to increases in employee compensation, and to a lesser extent, professional fees and insurance premiums. We believe the annual increase in corporate expenses will moderate as the rate of change in employee compensation is not expected to repeat itself. As a percentage of revenues, corporate expenses were 1.9% for the three months ended March 31, 2004, as compared with 1.5% for the three months ended March 31, 2003.

     Depreciation and amortization decreased 32.6% to $52.7 million for the three months ended March 31, 2004, as compared to $78.2 million for the three months ended March 31, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $32.1 million for the three months ended March 31, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and high-speed Internet access. See Note 1 to our consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, decreased by 3.2% to $47.2 million for the three months ended March 31, 2004, as compared to $48.7 million for the three months ended March 31, 2003. This was primarily due to lower market interest rates on our variable rate debt for the three months ended March 31, 2004.

     Loss on Derivative Instruments, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2004 we had interest rate swaps with an aggregate principal amount of $800.0 million. These interest rate swaps are accounted for as fair value hedges of debt instruments as prescribed by SFAS No. 133. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of a downward change during the quarter in market interest rates that are used to fair value our interest rate swaps, loss on derivative instruments, net, was $7.6 million for the three months ended March 31, 2004, as compared to a loss on derivative instruments, net of $1.1 million for the three months ended March 31, 2003.

     Other Expense

     Other expense was $2.4 million for the three months ended March 31, 2004 and 2003. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net Loss

     Due to the factors described above, we generated a net loss of $5.7 million for the three months ended March 31, 2004, as compared to a net loss of $33.4 million for the three months ended March 31, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 7.3% to $104.3 million due to an 8.5% increase in revenues, partially offset by an 8.4% increase in service costs and 9.4% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 39.6% for the three months ended March 31, 2004, as compared to 40.0% in the year-ago period.

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

     Operating Activities

     Net cash flows provided by operating activities were $43.1 million and $28.3 million for the three months ended March 31, 2004 and 2003, respectively. The change in net operating cash flows was primarily due to a reduction in net loss, and to a lesser extent, a reduction in the use of cash for certain working capital accounts, principally prepaid expenses, other assets and other non-current liabilities for the three months ended March 31, 2004.

     Investing Activities

     Net cash flows used in investing activities were $43.6 million and $61.4 million for the three months ended March 31, 2004 and 2003, respectively. The change in net investing cash flows resulted primarily from a reduction in capital expenditures for the three months ended March 31, 2004, due to the completion of our planned network upgrade and rebuild program.

     Our capital expenditures were $39.8 million for the three months ended March 31, 2004, as compared to $70.0 million for the three months ended March 31, 2003. We expect prospective capital expenditures to consist primarily of the costs of new advanced service installations and equipment, new plant construction and network replacement. We plan to invest approximately $165.0 million to $175.0 million in capital expenditures in 2004.

     Financing Activities

     For the three months ended March 31, 2004, net cash flows used in financing activities were $13.7 million, as compared to net cash flows provided by financing of $21.3 million for the same period of the prior year. The use of net cash flows in the first quarter of 2004 was due principally to the above-mentioned increase in net cash flows provided by operating activities and the significant reduction of capital expenditures, which allowed us to make net repayments of debt, as compared to our net borrowings in the comparable 2003 quarter, which funded capital expenditures in that period.

     We own our cable systems through two principal subsidiaries, Mediacom Broadband LLC and Mediacom LLC. The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $947.0 million was outstanding as of March 31, 2004. The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $995.5 million, of which $685.5 million was outstanding as of March 31, 2004. Mediacom LLC’s bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if Mediacom LLC does not refinance its $200.0 million 81/2% senior notes due April 2008 prior to March 31, 2007.

     We have entered into interest rate exchange agreements with counterparties, which expire from June 2005 through March 2007, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade or better, we do not anticipate their nonperformance. As of March 31, 2004, about 72% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of March 31, 2004, our total debt was $3.037 billion, we had unused credit commitments of about $748.7 million under our bank credit facilities, and our annualized cost of debt capital was approximately 6.3%. On such date, approximately $612.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of March 31, 2004, we were in compliance with all covenants under our debt arrangements.

     As of March 31, 2004, approximately $14.4 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

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

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements:

     Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” we capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and high-speed Internet subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

     Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed as of September 30, 2003, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the Company uses interest rate exchange agreements with counterparties in order to fix the interest rate on its floating rate debt. As of March 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company's interest rate swap agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of its counterparties, which are major banking firms rated investment grade or better, the Company does not anticipate nonperformance by the other parties. At March 31, 2004, based on the mark-to-market valuation, the Company would have paid approximately $23.4 million if it terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of the Company’s debt as of March 31, 2004 (dollars in thousands). See Note 7 to the Company’s unaudited consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:
April 1, 2004 to March 31, 2005	$—		$19,250	$2,148	$21,398
April 1, 2005 to March 31, 2006	—		63,875	2,216	66,091
April 1, 2006 to March 31, 2007	172,500	(1)	221,375	2,286	396,161
April 1, 2007 to March 31, 2008	—		320,125	617	320,742
April 1, 2008 to March 31, 2009	200,000		298,750	—	498,750
Thereafter	1,025,000		709,125	—	1,734,125

Total	$1,397,500		$1,632,500	$7,267	$3,037,267

Fair Value	$1,418,806		$1,632,500	$7,267	$3,058,573

Weighted Average Interest Rate	9.1%		2.9%	3.1%	5.8%

(1)	Represents convertible senior notes due July 2006.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 8 to our consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the quarter ended March 31, 2004, we granted stock options to certain of our employees to purchase an aggregate of 152,000 shares of Class A Common Stock at exercise prices ranging from $8.02 to $8.82 per share. The grant of stock options to the employees was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description
10.1	Compensation Agreement, as of December 28, 2003 – Rocco B. Commisso, Chief Executive Officer
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

(b) Reports on Form 8-K:

     During the quarter ended March 31, 2004, the Company filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

     Current report on Form 8-K, dated February 24, 2004, was furnished on February 24, 2004. The item reported was:

•	Item 12 — Regulation FD Disclosure, which reported the issuance of a press release announcing the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

May 10, 2004	BY:	/s/ MARK E. STEPHAN

Mark E. Stephan Executive Vice President and Chief Financial Officer