Form 10-Q
period 2004-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2004-08-09
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

     As of July 29, 2004 there were 89,969,317 shares of Class A common stock and 28,836,234 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2004

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in 000’s)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,244	$25,815
Investments	1,987	2,933
Subscriber accounts receivable, net of allowance for doubtful accounts of $4,109 and $3,524, respectively	59,322	56,706
Prepaid expenses and other assets	16,076	14,260

Total current assets	99,629	99,714
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $940,644 and $844,519, respectively	1,446,368	1,465,362
Intangible assets, net of accumulated amortization of $293,775 and $289,906, respectively	2,047,060	2,050,095

Total investment in cable television systems	3,493,428	3,515,457
Other assets, net of accumulated amortization of $27,082 and $23,823, respectively	36,533	39,788

Total assets	$3,629,590	$3,654,959

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$243,384	$247,728
Deferred revenue	38,831	36,634
Current portion of long-term debt	30,159	12,570

Total current liabilities	312,374	296,932
Long-term debt, less current portion	2,979,447	3,038,922
Other non-current liabilities	27,776	33,991

Total liabilities	3,319,597	3,369,845

STOCKHOLDER’S EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 91,506,061 shares issued and 89,969,317 shares outstanding as of June 30, 2004 and 91,345,346 shares issued and 89,808,602 shares outstanding as of December 31, 2003	915	913
Class B common stock, $.01 par value; 100,000,000 shares authorized; 28,836,234 and 28,913,145 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	288	289
Additional paid in capital	982,878	982,390
Accumulated deficit	(668,125)	(692,515)
Treasury stock, at cost, 1,536,744 shares of Class A common stock	(5,963)	(5,963)

Total stockholders’ equity	309,993	285,114

Total liabilities and stockholders’ equity	$3,629,590	$3,654,959

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Revenues	$267,599	$252,194

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $55,492 and $83,312, respectively, shown separately below)	101,672	95,692
Selling, general and administrative expenses	52,546	47,882
Corporate expenses	4,957	3,908
Depreciation and amortization	55,492	83,312

Operating income	52,932	21,400

Interest expense, net	(47,403)	(48,883)
Gain (loss) on derivatives, net	21,267	(8,624)
Gain on sale of assets and investments, net	5,885	675
Other expense	(2,378)	(2,513)

Net income (loss) before provision for income taxes	30,303	(37,945)
Provision for income taxes	174	213

Net income (loss)	$30,129	$(38,158)

Basic weighted average shares outstanding	118,806	118,632
Basic earnings (loss) per share	$0.25	$(0.32)
Diluted weighted average shares outstanding	128,065	118,632
Diluted earnings (loss) per share	$0.25	$(0.32)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in 000’s, except per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Revenues	$531,038	$494,969

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $108,195 and $161,478, respectively, shown separately below)	204,123	190,202
Selling, general and administrative expenses	104,376	95,253
Corporate expenses	9,848	7,607
Depreciation and amortization	108,195	161,478

Operating income	104,496	40,429

Interest expense, net	(94,567)	(97,589)
Gain (loss) on derivatives, net	13,716	(9,716)
Gain on sale of assets and investments, net	5,885	675
Other expense	(4,813)	(4,910)

Net income (loss) before provision for income taxes	24,717	(71,111)
Provision for income taxes	327	413

Net income (loss)	$24,390	$(71,524)

Basic weighted average shares outstanding	118,764	118,579
Basic earnings (loss) per share	$0.21	$(0.60)
Diluted weighted average shares outstanding	118,809	118,579
Diluted earnings (loss) per share	$0.21	$(0.60)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in 000’s)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$24,390	$(71,524)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	108,195	161,478
(Gain) loss on derivatives, net	(13,716)	9,716
Gain on sale of assets and investments, net	(5,885)	(675)
Amortization of deferred financing costs	3,259	3,193
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(2,113)	(2,019)
Prepaid expenses and other assets	(1,816)	(4,335)
Accounts payable and accrued expenses	(4,844)	(2,023)
Deferred revenue	2,197	2,216
Other non-current liabilities	2,424	14,473

Net cash flows provided by operating activities	112,091	110,500

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(81,025)	(131,889)
Acquisition of cable television systems	(3,372)	—
Proceeds from sale of assets and investments	10,556	10,722
Other investment activities	(424)	(629)

Net cash flows used in investing activities	(74,265)	(121,796)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	101,000	166,750
Repayment of debt	(142,886)	(144,317)
Proceeds from issuance of common stock in employee stock purchase plan	489	523
Financing costs	—	22

Net cash flows (used in) provided by financing activities	(41,397)	22,978

Net (decrease) increase in cash and cash equivalents	(3,571)	11,682
CASH AND CASH EQUIVALENTS, beginning of period	25,815	31,224

CASH AND CASH EQUIVALENTS, end of period	$22,244	$42,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$90,982	$99,576
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$8,286

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Statement of Accounting Presentation and Other Information

     Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of June 30, 2004 and 2003. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

     Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $32.4 million or $0.27 per share for the three months ended June 30, 2004 and $64.5 million or $0.54 per share for the six months ended June 30, 2004.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 Years
Leasehold improvements	Life of respective lease
Cable systems and equipments and subscriber devices	4 to 20 years
Vehicles	5 years
Furniture, fixtures and office equipment	5 years

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the losses are presented as a component of depreciation expense.

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

     Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

     Reclassifications

     Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$30,129	$(38,158)	$24,390	$(71,524)
Deduct: Total stock based compensation expense determined under fair value based method of all awards, net of related tax effects	(6)	(556)	(3,808)	(4,470)

Pro forma, net income (loss)	$30,123	$(38,714)	$20,582	$(75,994)

Basic and diluted earnings (loss) per share:
As reported	$0.25	$(0.32)	$0.21	$(0.60)
Proforma	$0.25	$(0.33)	$0.17	$(0.64)

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) Earnings Per Share

     The Company calculates earnings per share in accordance with Statement SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Our potentially dilutive securities include common shares which may be issued upon exercise of our stock options or upon conversion of convertible senior notes.

     Diluted EPS for the three months ended June 30, 2004 excludes approximately 11.1 million potential common shares, related to our stock option plans because the option exercise price was greater than the average market price of our common stock. For the six months ended June 30, 2004, the diluted EPS excludes approximately 11.1 million potential common shares, related to our stock option plans because the option exercise price was greater than the average market price of our common stock, and approximately 9.2 million of potential common shares related to convertible senior notes, which were considered to be anti-dilutive. Diluted EPS for the three and six months ended June 30, 2003 excludes approximately 20.0 million potential common shares, primarily related to our stock option and convertible senior notes because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss. The following table reconciles the numerator and denominator of the computations of diluted earnings per share for the three and six months ended June 30, 2004 (dollars in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	Net		Earnings	Net		Earnings
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$30,129	118,806	$0.25	$24,390	118,764	$0.21
Effect of dilutive securities:
Conversion of convertible senior notes	2,264	9,214	—	—	—	—
Assumed exercise of stock options	—	45	—	—	45	—

Diluted earnings per share	$32,393	128,065	$0.25	$24,390	118,809	$0.21

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Property, Plant and Equipment

     As of June 30, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	June 30,	December 31,
	2004	2003
Land and land improvements	$7,056	$7,059
Buildings and leasehold improvements	39,586	41,273
Cable systems, equipment and subscriber devices	2,251,163	2,172,953
Vehicles	61,421	63,023
Furniture, fixtures and office equipment	27,786	25,573

	2,387,012	2,309,881
Accumulated depreciation	(940,644)	(844,519)

Property, plant and equipment, net	$1,446,368	$1,465,362

     Depreciation expense for the three and six months ended June 30, 2004 was approximately $52.9 million and $102.4 million, respectively and $79.8 million and $153.6 million for the respective periods in 2003.

(5) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and accounted for them using the purchase method of accounting.

     Indefinite-lived intangible assets include goodwill and cable franchise costs and are accounted for in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by the Company on January 1, 2002, prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets. Accordingly, on January 1, 2002, the Company ceased the amortization of its indefinite-lived intangible assets. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
June 30, 2004	Value	Amortization	Value
Franchise costs	$1,944,546	$140,947	$1,803,599
Goodwill	224,613	3,231	221,382
Subscriber Lists	165,981	144,037	21,944
Covenants not to compete	5,695	5,560	135

	$2,340,835	$293,775	$2,047,060

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$1,943,010	$141,167	$1,801,843
Goodwill	224,281	3,232	221,049
Subscriber Lists	167,015	140,030	26,985
Covenants not to compete	5,695	5,477	218

	$2,340,001	$289,906	$2,050,095

     Amortization expense for the three and six months ended June 30, 2004 was approximately $2.6 million and $5.8 million, respectively and $3.5 million and $7.9 million for the respective periods in 2003. The Company’s estimated future aggregate amortization expense for 2004 through 2008 and beyond is $5.3 million, $2.8 million, $2.1 million, $2.1 million, $2.1 million and $7.7 million, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30,	December 31,
	2004	2003
Accounts payable	$3,440	$6,563
Accrued interest	58,578	55,053
Accrued payroll and benefits	25,682	23,524
Accrued programming costs	67,212	77,296
Accrued property, plant and equipment	17,418	25,463
Accrued taxes and fees	26,259	26,513
Other accrued expenses	44,795	33,316

	$243,384	$247,728

(7)	Debt

     As of June 30, 2004 and December 31, 2003, debt consisted of (dollars in thousands):

	June 30,	December 31,
	2004	2003
Bank credit facilities	$1,605,376	$1,646,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500
Capital lease obligations	6,730	7,492

	$3,009,606	$3,051,492
Less: Current portion	30,159	12,570

Total long-term debt	$2,979,447	$3,038,922

     The average interest rate on outstanding debt under the bank credit facilities for the three and six months ended June 30, 2004 was 2.9%, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2004, the Company had unused credit commitments of approximately $738.4 million under its bank credit facilities, of which about $657.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements for all periods through June 30, 2004.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The Company uses interest rate exchange agreements with counterparties to fix the interest rate on a portion of its floating rate debt. As of June 30, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to the Company’s interest rate swap agreements. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. The Company’s use of interest rate exchange agreements may result in short-term gains or losses and may increase the volatility of earnings. The Company had a gain of $21.3 million and $13.7 million, respectively, for the three and six months ended June 30, 2004, as compared to a loss of $8.6 million and $9.7 million, respectively, for the three and six months ended June 30, 2003.

     Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade, the Company does not anticipate their nonperformance. The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account current interest rates, their remaining lives and the current creditworthiness of the Company’s counterparties. At June 30, 2004, based on the mark-to-market valuation, the Company would have paid approximately $2.1 million if these agreements were terminated, inclusive of accrued interest.

(8)	Sale of Assets and Investments

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the three and six months ended June 30, 2004 and $0.7 million for the three and six months ended June 30, 2003. The net gain for the second quarter of 2004 was principally due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.1 million.

(9)	Contingency

     On April 5, 2004, a lawsuit was filed against Mediacom Communications Corporation, MCC Georgia LLC, an indirect subsidiary of Mediacom Communications Corporation and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that the Company has used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that the Company has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees. The Company intends to vigorously defend against these claims. At the present time, the Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

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

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     Mediacom Communications Corporation is currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. We provide our customers with a wide array of broadband products and services, including traditional analog video services, digital television, video-on-demand, high-definition television and broadband data access. As of June 30, 2004, our cable systems passed approximately 2.77 million homes and served approximately 1.49 million basic subscribers in 23 states.

     In mid-2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television and broadband data service. We currently provide digital video services to approximately 373,000 subscribers, representing a penetration of approximately 25.0% of our basic subscribers. We also currently provide broadband data services to approximately 327,000 subscribers, representing a penetration of approximately 11.8% of our homes passed. Beginning in the first half of 2005, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. During the first six months of 2004, competitive pressure from DBS service providers intensified when they launched local television channels in additional markets representing an estimated 27% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were usually accompanied by heavy marketing and advertising and were the primary cause of our loss of basic subscribers in recent periods. As of June 30, 2004, competitive local-into-local services in our markets covered an estimated 89% of our basic subscribers.

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

     OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

     The following table sets forth the reconciliation of OIBDA to operating income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
OIBDA	$108,424	$104,712	$212,691	$201,907
Depreciation and amortization	(55,492)	(83,312)	(108,195)	(161,478)

Operating income	$52,932	$21,400	$104,496	$40,429

Actual Results of Operations

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     The following table sets forth the unaudited consolidated statements of operations for the three months ended June 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2004	2003	$ Change	% Change
Revenues	$267,599	$252,194	$15,405	6.1%
Costs and expenses:
Service costs	101,672	95,692	5,980	6.2
Selling, general and administrative expenses	52,546	47,882	4,664	9.7
Corporate expenses	4,957	3,908	1,049	26.8
Depreciation and amortization	55,492	83,312	(27,820)	(33.4)

Operating income	52,932	21,400	31,532	147.3
Interest expense, net	(47,403)	(48,883)	1,480	(3.0)
Gain (loss) on derivatives, net	21,267	(8,624)	29,891	NM
Gain on sale of assets and investments, net	5,885	675	5,210	NM
Other expense	(2,378)	(2,513)	135	(5.4)

Net income (loss) before provision for income taxes	30,303	(37,945)	68,248	NM
Provision for income taxes	174	213	(39)	NM

Net income (loss)	$30,129	$(38,158)	$68,287	NM

Operating income before depreciation and amortization	$108,424	$104,712	$3,712	3.5%

     Revenues

     The following table sets forth revenue information for the three months ended June 30, 2004 and 2003 (dollars in millions):

	Three Months Ended
	June 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$217.0	81.1%	$214.1	84.9%	$2.9	1.4%
Data	38.1	14.2	27.3	10.8	10.8	39.6
Advertising	12.5	4.7	10.8	4.3	1.7	15.7

	$267.6	100.0%	$252.2	100.0%	$15.4	6.1%

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

     Revenues rose 6.1%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues increased 1.4% as a result of the aforementioned basic rate increases, partially offset by a 4.4% decline in basic subscribers from 1,560,000 to 1,491,000. Digital customers, at 373,000, were down compared to 385,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video subscriber trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 39.6% due primarily to an increase in data customers from 234,000 to 327,000, partially offset by a slight decrease in average monthly data revenue per data subscriber from $40.61 to $40.42. We expect the customer trend in our data business to continue given anticipated demand for our broadband data service.

     Advertising revenues increased 15.7%, primarily as a result of bringing in-house certain markets previously managed by third parties and to a lesser extent from increased local advertising sales. Instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We expect this trend to continue for the next two quarters relative to last year. However, we do not expect growth in advertising revenues to continue at this rate in 2005, as we have completed bringing in-house most of our larger markets.

     Costs and Expenses

     Service costs include: fees paid to programming suppliers; expenses related to wages and salaries of technical personnel who maintain our cable network and perform customer installation activities; broadband data access costs, including costs of bandwidth connectivity, customer provisioning and technical support; and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 6.2% over the prior year. Of this increase, 32.2% was due to servicing the growth in our data customers, 21.5% was due to increased programming costs caused by rate increases and channel additions, offset in part by a reduction in video subscribers and an increase in launch support received from programmers, 11.3% was due to an increase in vehicle repair and gas costs, and 9.0% was due to increased use of outside contractors to service our customers. The balance was from higher employee costs, utility costs and plant maintenance costs. As a percentage of revenues, service costs were 38.0% for the three months ended June 30, 2004 and 37.9% for the three months ended June 30, 2003.

     Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 9.7%. Of this increase, 33.3% was due to higher marketing costs for new programs instituted during the quarter, 20.8% was principally due to an increase in employee costs, 11.8% was due to higher advertising costs as a result of bringing in-house certain markets previously managed by third parties, 11.3% was due to increased property taxes and franchise fees, 10.6% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, and 8.0% was due to increased telephone costs. As a percentage of revenues, selling, general and administrative expenses were 19.6% for the three months ended June 30, 2004, as compared with 19.0% for the three months ended June 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable, high-definition television and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses increased 26.8% to $5.0 million for the three months ended June 30, 2004, as compared to $3.9 million for the three months ended June 30, 2003. This was principally due to increases in employee compensation, and to a lesser extent, increases in professional service fees and insurance premiums. We believe the annual increase in corporate expenses will moderate as the rate of change in employee compensation is not expected to repeat going forward. As a percentage of revenues, corporate expenses were 1.9% for the three months ended June 30, 2004, as compared with 1.5% for the three months ended June 30, 2003.

     Depreciation and amortization decreased 33.4% to $55.5 million for the three months ended June 30, 2004, as compared to $83.3 million for the three months ended June 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $32.4 million for the three months ended June 30, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and broadband data access. See Note 1 to our unaudited consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, decreased by 3.0% to $47.4 million for the three months ended June 30, 2004, as compared to $48.9 million for the three months ended June 30, 2003. This was primarily due to lower indebtedness and lower market interest rates on our variable rate debt for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.

     Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2004 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of higher market interest rates at the end of the quarter compared to the beginning, we recorded a net gain on derivatives amounting to $21.3 million for the three months ended June 30, 2004, as compared to a net loss on derivatives of $8.6 million for the three months ended June 30, 2003.

     Gain on Sale of Assets and Investments, Net

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the three months ended June 30, 2004 and $0.7 million for the three months ended June 30, 2003. The net gain for the three months ended June 30, 2004 was principally due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.1 million.

     Other Expense

     Other expense was $2.4 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net Income (loss)

     Due to the factors described above, we generated net income of $30.1 million for the three months ended June 30, 2004, as compared to a net loss of $38.2 million for the three months ended June 30, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 3.5% to $108.4 million due to a 6.1% increase in revenues, partially offset by a 6.2% increase in service costs and a 9.7% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 40.5% for the three months ended June 30, 2004, as compared to 41.5% in the year-ago period.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     The following table sets forth the unaudited consolidated statements of operations for the six months ended June 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2004	2003	$ Change	% Change
Revenues	$531,038	$494,969	$36,069	7.3%
Costs and expenses:
Service costs	204,123	190,202	13,921	7.3
Selling, general and administrative expenses	104,376	95,253	9,123	9.6
Corporate expenses	9,848	7,607	2,241	29.5
Depreciation and amortization	108,195	161,478	(53,283)	(33.0)

Operating income	104,496	40,429	64,067	158.5
Interest expense, net	(94,567)	(97,589)	3,022	(3.1)
Gain (loss) on derivatives, net	13,716	(9,716)	23,432	NM
Gain on sale of assets and investments, net	5,885	675	5,210	NM
Other expense	(4,813)	(4,910)	97	(2.0)

Net income (loss) before provision for income taxes	24,717	(71,111)	95,828	NM
Provision for income taxes	327	413	(86)	NM

Net income (loss)	$24,390	$(71,524)	$95,914	NM

Operating income before depreciation and amortization	$212,691	$201,907	$10,784	5.3%

     Revenues

     The following table sets forth revenue information for the six months ended June 30, 2004 and 2003 (dollars in millions):

	Six Months Ended
	June 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$433.2	81.6%	$423.5	85.6%	$9.7	2.3%
Data	74.7	14.0	51.6	10.4	23.1	44.8
Advertising	23.1	4.4	19.9	4.0	3.2	16.1

	$531.0	100.0%	$495.0	100.0%	$36.0	7.3%

     Revenues rose 7.3%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues increased 2.3% as a result of the aforementioned basic rate increases, partially offset by a 4.4% decline in basic subscribers from 1,560,000 to 1,492,000. Digital customers, at 373,000, were down compared to 385,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and to a lesser extent from our tighter customer credit policies. To reverse this video subscriber trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with new digital service packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 44.8% due primarily to an increase in data customers from 234,000 to 327,000, as well as an increase in average monthly data revenue per data subscriber from $40.45 to $41.00. We expect this customer trend in our data business to continue given anticipated demand for our broadband data service.

     Advertising revenues increased 16.1%, primarily as a result of bringing in-house certain markets previously managed by third parties and to a lesser extent from increased local advertising sales. Instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We expect this trend to continue for the next two quarters relative to last year. However, we do not expect growth in advertising revenues to continue at this rate in 2005, as we have completed bringing in-house most of our larger markets.

     Costs and Expenses

     Service costs increased 7.3% over the prior year. Of this increase, 34.2% was due to servicing the growth in our data customers, 20.7% was due to increased programming costs caused by rate increases and channel additions, offset in part by a reduction in video subscribers and an increase in launch support received from programmers, 13.2% was due to an increase in employee costs, 11.3% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, and 9.1% was due to an increase in vehicle repair and gas costs. The balance was from utility and plant maintenance costs. As a percentage of revenues, service costs were 38.4% for the six months ended June 30, 2004 and June 30, 2003.

     Selling, general and administrative expenses increased 9.6%. Of this increase, 22.0% was principally due to an increase in employee costs, 20.2% was due to higher marketing costs for new programs instituted during the period, 18.8% was due to higher advertising costs primarily as a result of bringing in-house certain markets previously managed by third parties, 11.1% was due to increased property taxes and franchise fees, and 10.9% was due to an increase in telephone costs. As a percentage of revenues, selling, general and administrative expenses were 19.7% for the six months ended June 30, 2004, as compared with 19.2% for the six months ended June 30, 2003. We expect the rate of increase in expenses relating to our advertising sales to moderate as the migration of the work in-house is completed.

     We expect continued revenue growth in advanced services, which include digital cable, high-definition television and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses increased 29.5% to $9.8 million for the six months ended June 30, 2004, as compared to $7.6 million for the six months ended June 30, 2003. This was principally due to increases in employee compensation, and to a lesser extent, professional fees and insurance premiums. We believe the annual increase in corporate expenses will moderate as the rate of change in employee compensation is not expected to repeat going forward. As a percentage of revenues, corporate expenses were 1.9% for the six months ended June 30, 2004, as compared with 1.5% for the six months ended June 30, 2003.

     Depreciation and amortization decreased 33.0% to $108.2 million for the six months ended June 30, 2004, as compared to $161.5 million for the six months ended June 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $64.5 million for the six months ended June 30, 2004. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and broadband data access. See Note 1 to our consolidated financial statements.

     Interest Expense, Net

     Interest expense, net, decreased by 3.1% to $94.6 million for the six months ended June 30, 2004, as compared to $97.6 million for the six months ended June 30, 2003. This was primarily due to lower indebtedness and lower market interest rates on our variable rate debt for the six months ended June 30, 2004.

     Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt in order to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2004 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of higher market interest rates at the end of the quarter compared to the beginning we recorded a net gain on derivatives amounting to $13.7 million for the six months ended June 30, 2004, as compared to a net loss on derivatives of $9.7 million for the six months ended June 30, 2003.

     Gain on Sale of Assets and Investments, Net

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the six months ended June 30, 2004 and $0.7 million for the six months ended June 30, 2003. The net gain for the six months ended June 30, 2004 was principally due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.1 million.

     Other Expense

     Other expense was $4.8 million and $4.9 million for the six months ended June 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

     Net Income (loss)

     Due to the factors described above, we generated net income of $24.4 million for the six months ended June 30, 2004, as compared to a net loss of $71.5 million for the six months ended June 30, 2003.

     Operating Income Before Depreciation and Amortization

     OIBDA increased 5.3% to $212.7 million due to a 7.3% increase in revenues, partially offset by a 7.3% increase in service costs and 9.6% increase in selling, general and administrative expenses. OIBDA, expressed as a percentage of revenues, was 40.1% for the six months ended June 30, 2004, as compared to 40.8% in the year-ago period.

Liquidity and Capital Resources

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. We also will continue to pursue a business strategy that includes selective acquisitions. We expect to fund our capital requirements and operations through a combination of internally generated funds, and amounts available under our bank credit facilities.

     Net cash flows provided by operating activities amounted to $112.1 million for the six months ended June 30, 2004, due principally to our operating income, depreciation and amortization, interest expense and changes in current assets and liabilities. Net cash flows used in investing activities for the six months ended June 30, 2004 were $74.3 million, due principally to capital expenditures of $81.0 million and the purchase of a small cable system for $3.4 million, offset by $10.6 million in proceeds principally from the sale of a cable system. Net cash flows used in financing activities for the six months ended June 30, 2004 were $41.4 million and reflected the repayment of debt.

     We own our cable systems through two principal subsidiaries, Mediacom Broadband LLC and Mediacom LLC. The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $950.0 million was outstanding as of June 30, 2004. The operating subsidiaries of Mediacom LLC have two bank credit facilities aggregating $958.1 million, of which $655.4 million was outstanding as of June 30, 2004. Mediacom LLC’s bank credit facilities expire in September 2008 and December 2008, however, their final maturities are subject to earlier repayment on dates ranging from June 2007 to December 2007 if Mediacom LLC does not refinance its $200.0 million 8 1/2% senior notes due April 2008 prior to March 31, 2007.

     We have entered into interest rate exchange agreements with counterparties, which expire from June 2005 through March 2007, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. As of June 30, 2004, about 73% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of June 30, 2004, our total debt was $3.01 billion, we had unused credit commitments of about $738.4 million under our bank credit facilities, and our annualized cost of debt capital was approximately 6.5%. On such date, approximately $657.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. The Company was in compliance with all covenants under its debt arrangements for all periods through June 30, 2004.

     As of June 30, 2004, approximately $14.3 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     Although we have not generated earnings sufficient to cover fixed charges in the past, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

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

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements:

     Property, Plant and Equipment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies,” we capitalize a portion of direct and indirect costs related to the construction, replacement and installation of property, plant and equipment, including certain costs related to new video and broadband data subscriber installations. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements with counterparties in order to fix the interest rate on its floating rate debt. As of June 30, 2004, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. This fixed interest rate is then adjusted, if necessary, by the applicable three-month London Interbank Offering Rate to determine the interest expense related to our interest rate swap agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate nonperformance by the other parties. At June 30, 2004, based on the mark-to-market valuation, we would have paid approximately $2.1 million if we terminated these agreements, inclusive of accrued interest.

     The table below provides the expected maturity and estimated fair value of our debt as of June 30, 2004 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:
July 1, 2004 to June 30, 2005	$—		$27,994	$2,165	$30,159
July 1, 2005 to June 30, 2006			78,991	2,233	81,224
July 1, 2006 to June 30, 2007	172,500	(1)	230,566	2,125	405,191
July 1, 2007 to June 30, 2008			313,674	207	313,881
July 1, 2008 to June 30, 2009	200,000		283,401	—	483,401
Thereafter	1,025,000		670,750	—	1,695,750

Total	$1,397,500		$1,605,376	$6,730	$3,009,606

Fair Value	$1,404,000		$1,605,376	$6,730	$3,016,106

Weighted Average Interest Rate	9.1%		2.9%	3.1%	5.8%

(1)	Represents convertible senior notes due July 2006.

ITEM 4. CONTROLS AND PROCEDURES

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 9 to our consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the quarter ended June 30, 2004, we granted stock options to certain of our employees to purchase an aggregate of 15,000 shares of Class A Common Stock at an exercise price of $7.94 per share. The grant of stock options to the employees was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 17, 2004, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year, (ii) approve the Non-Employee Directors Equity Incentive Plan and (iii) ratify the selection of the Company’s independent auditors for the year ending December 31, 2004.

     The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld
Rocco B. Commisso	344,680,055	29,386,602
Craig S. Mitchell	372,551,319	1,515,338
William S. Morris III	372,072,918	1,993,739
Thomas V. Reifenheiser	371,714,905	2,351,752
Natale S. Ricciardi	371,716,745	2,349,912
Mark E. Stephan	344,083,933	29,982,724
Robert L. Winikoff	344,960,362	29,106,295

     These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

     The stockholders approved the Non-Employee Directors Equity Incentive Plan. The result of the vote was as follows: 363,145,014 votes were for the approval, 3,502,554 votes were against the approval and 20,248 votes abstained from the approval.

     The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004. The result of the vote was as follows: 373,243,410 votes were for the selection, 820,392 votes were against the selection and 2,855 votes abstained from the selection.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

(b) Reports on Form 8-K:

     During the quarter ended June 30, 2004, we filed or furnished the following current report on Form 8-K with the Securities and Exchange Commission:

     Current report on Form 8-K, dated May 7, 2004, was furnished on May 7, 2004. The item reported was:

•	Item 12 — Regulation FD Disclosure, which reported the issuance of a press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

August 9, 2004	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and
Chief Financial Officer and