Form 10-Q
period 2004-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2004-11-09
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Number: 0-29227

Mediacom Communications Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1566067
(State of incorporation)	(I.R.S. Employer
Identification Number)

100 Crystal Run Road
Middletown, NY 10941
(Address of principal executive offices)

(845) 695-2600
(Registrant’s telephone number)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of October 25, 2004 there were 89,461,828 shares of Class A common stock and 28,836,234 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in 000’s)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,471	$25,815
Investments	1,987	2,933
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,648 and $3,524, respectively	55,825	56,706
Prepaid expenses and other assets	15,420	14,260

Total current assets	86,703	99,714
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $989,511 and $844,519, respectively	1,438,553	1,465,362
Intangible assets, net of accumulated amortization of $296,439 and $289,906, respectively	2,044,495	2,050,095

Total investment in cable television systems	3,483,048	3,515,457
Other assets, net of accumulated amortization of $28,272 and $23,823, respectively	34,968	39,788

Total assets	$3,604,719	$3,654,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$233,396	$247,728
Deferred revenue	38,596	36,634
Current portion of long-term debt	36,807	12,570

Total current liabilities	308,799	296,932
Long-term debt, less current portion	2,971,503	3,038,922
Other non-current liabilities	30,395	33,991

Total liabilities	3,310,697	3,369,845
STOCKHOLDER’S EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 91,594,664 shares issued and 89,461,828 shares outstanding as of September 30, 2004 and 91,345,346 shares issued and 89,808,602 shares outstanding as of December 31, 2003	916	913
Class B common stock, $.01 par value; 100,000,000 shares authorized; 28,836,234 and 28,913,145 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	288	289
Additional paid-in capital	983,369	982,390
Accumulated deficit	(680,932)	(692,515)
Treasury stock, at cost, 2,132,836 and 1,536,744 shares of Class A common stock, as of September 30, 2004 and December 31, 2003, respectively	(9,619)	(5,963)

Total stockholders’ equity	294,022	285,114

Total liabilities and stockholders’ equity	$3,604,719	$3,654,959

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$261,025	$251,107
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $55,631 and $56,958, respectively, shown separately below)	103,411	95,498
Selling, general and administrative expenses	54,012	49,820
Corporate expenses	5,095	4,697
Depreciation and amortization	55,631	56,958

Operating income	42,876	44,134
Interest expense, net	(48,709)	(46,121)
(Loss) gain on derivatives, net	(4,218)	8,984
Loss on sale of assets and investments, net	—	(2,197)
Other expense	(2,593)	(2,652)

Net income (loss) before provision for income taxes	(12,644)	2,148
Provision for income taxes	163	211

Net income (loss)	$(12,807)	$1,937

Basic weighted average shares outstanding	118,523	118,633
Basic earnings (loss) per share	$(0.11)	$0.02
Diluted weighted average shares outstanding	118,523	118,663
Diluted earnings (loss) per share	$(0.11)	$0.02

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in 000’s, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Revenues	$792,063	$746,076
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $163,826 and $218,436, respectively, shown separately below)	307,534	285,700
Selling, general and administrative expenses	158,388	145,073
Corporate expenses	14,943	12,304
Depreciation and amortization	163,826	218,436

Operating income	147,372	84,563
Interest expense, net	(143,276)	(143,710)
Gain (loss) on derivatives, net	9,498	(732)
Gain (loss) on sale of assets and investments, net	5,885	(1,522)
Other expense	(7,406)	(7,562)

Net income (loss) before provision for income taxes	12,073	(68,963)
Provision for income taxes	490	624

Net income (loss)	$11,583	$(69,587)

Basic weighted average shares outstanding	118,683	118,597
Basic earnings (loss) per share	$0.10	$(0.59)
Diluted weighted average shares outstanding	118,709	118,597
Diluted earnings (loss) per share	$0.10	$(0.59)

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in 000’s)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$11,583	$(69,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	163,826	218,436
(Gain) loss on derivatives, net	(9,498)	732
(Gain) loss on sale of assets and investments, net	(5,885)	1,522
Amortization of deferred financing costs	4,820	4,739
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	1,384	(4,175)
Prepaid expenses and other assets	(1,160)	(4,147)
Accounts payable and accrued expenses	(14,831)	(13,385)
Deferred revenue	1,962	2,912
Other non-current liabilities	829	141

Net cash flows provided by operating activities	153,030	137,188

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(126,047)	(185,004)
Acquisition of cable television systems	(3,372)	(5,049)
Proceeds from sale of assets and investments	10,556	14,489
Other investment activities	(654)	(1,053)

Net cash flows used in investing activities	(119,517)	(176,617)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	201,000	241,750
Repayment of debt	(244,182)	(223,018)
Repurchases of common stock	(3,656)	—
Proceeds from issuance of common stock in employee stock purchase plan	981	993
Financing costs	—	(101)

Net cash flows (used in) provided by financing activities	(45,857)	19,624

Net decrease in cash and cash equivalents	(12,344)	(19,805)
CASH AND CASH EQUIVALENTS, beginning of period	25,815	31,224

CASH AND CASH EQUIVALENTS, end of period	$13,471	$11,419

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$163,459	$169,183
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$8,286

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Statement of Accounting Presentation and Other Information

  Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of September 30, 2004 and 2003. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2004.

  Change in Estimate

     Effective July 1, 2003, the Company changed the estimated useful lives of certain plant and equipment of its cable systems in conjunction with the Company’s completed network upgrade and rebuild program. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The weighted average useful lives of such plant and equipment changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis effective July 1, 2003 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $64.5 million or $0.54 per share and $31.6 million or $0.27 per share for the nine months ended September 30, 2004 and 2003, respectively.

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

  Reclassifications

     Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

(2) Recent Accounting Pronouncements

     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 on January 1, 2003.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(12,807)	$1,937	$11,583	$(69,587)
Deduct: Total stock based compensation expense determined under fair value based method of all awards, net of related tax effects	(354)	(16)	(4,561)	(4,268)

Pro forma, net income (loss)	$(13,161)	$1,921	$7,022	$(73,855)

Basic and diluted earnings (loss) per share:
As reported	$(0.11)	$0.02	$0.10	$(0.59)
Pro forma	$(0.11)	$0.02	$0.06	$(0.62)

(3) Earnings Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Our potentially dilutive securities include common shares which may be issued upon exercise of our stock options or upon conversion of convertible senior notes.

     Diluted earnings per share for the three months ended September 30, 2004 excludes approximately 20.9 million potential common shares primarily related to our outstanding stock options and convertible senior notes, because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss. For the nine months ended September 30, 2004, diluted earnings per share excludes approximately 11.3 million potential common shares related to our outstanding stock options, because the option exercise price was greater than the average market price of our common stock, and approximately 9.2 million of potential common shares related to convertible senior notes, which were considered to be antidilutive. Diluted earnings per share for the three months ended September 30, 2003 excludes approximately 10.4 million potential common shares related to our outstanding stock options, because the option exercise price was greater than the average market price of our common stock, and approximately 9.2 million of potential common shares related to convertible senior notes, which were considered to be antidilutive. For the nine months ended September 30, 2003, diluted earnings per share excludes approximately 19.4 million potential common shares primarily related to our outstanding stock options and convertible senior notes, because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss. The following table reconciles the numerator and denominator of the computations of diluted earnings per share for the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 (dollars in thousands, except per share amounts):

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Net		Loss	Net		Earnings
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$(12,807)	118,523	$(0.11)	$11,583	118,683	$0.10
Effect of dilutive securities:
Assumed exercise of stock options	—	—	—	—	26	—

Diluted earnings per share	$(12,807)	118,523	$(0.11)	$11,583	118,709	$0.10

	Three Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2003
	Net		Earnings	Net		Loss
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic earnings per share	$1,937	118,633	$0.02	$(69,587)	118,597	$(0.59)
Effect of dilutive securities:
Assumed exercise of stock options	—	30	—	—	—	—

Diluted earnings per share	$1,937	118,663	$0.02	$(69,587)	118,597	$(0.59)

(4) Property, Plant and Equipment

     As of September 30, 2004 and December 31, 2003, property, plant and equipment consisted of (dollars in thousands):

	September 30,	December 31,
	2004	2003
Land and land improvements	$7,100	$7,059
Buildings and leasehold improvements	39,536	41,273
Cable systems, equipment and subscriber devices	2,290,173	2,172,953
Vehicles	61,633	63,023
Furniture, fixtures and office equipment	29,622	25,573

	2,428,064	2,309,881
Accumulated depreciation	(989,511)	(844,519)

Property, plant and equipment, net	$1,438,553	$1,465,362

     Depreciation expense for the three and nine months ended September 30, 2004 was approximately $53.0 million and $155.4 million, respectively and $53.5 million and $207.0 million for the respective periods in 2003.

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

     In accordance with FASB No. 142, “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets include goodwill and cable franchise costs. The provisions of SFAS No. 142 prohibit the amortization of indefinite-lived intangible assets and goodwill, but require such assets to be tested annually for impairment, or more frequently if impairment indicators arise. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. The following table summarizes the net asset value for each intangible asset category as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
September 30, 2004	Value	Amortization	Value
Franchise costs	$1,944,646	$140,947	$1,803,699
Goodwill	224,613	3,232	221,381
Subscriber Lists	165,980	146,660	19,320
Covenants not to compete	5,695	5,600	95

	$2,340,934	$296,439	$2,044,495

	Gross Asset	Accumulated	Net Asset
December 31, 2003	Value	Amortization	Value
Franchise costs	$1,943,010	$141,167	$1,801,843
Goodwill	224,281	3,232	221,049
Subscriber Lists	167,015	140,030	26,985
Covenants not to compete	5,695	5,477	218

	$2,340,001	$289,906	$2,050,095

     Amortization expense for the three and nine months ended September 30, 2004 was approximately $2.6 million and $8.4 million, respectively, and $3.5 million and $11.4 million for the respective periods in 2003. The Company’s estimated future aggregate amortization expense for 2004 through 2008 and beyond are $2.6 million, $2.8 million, $2.1 million, $2.1 million, $2.1 million and $7.7 million, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30,	December 31,
	2004	2003
Accounts payable	$25,452	$6,563
Accrued interest	35,683	55,053
Accrued payroll and benefits	23,887	23,524
Accrued programming costs	65,206	77,296
Accrued property, plant and equipment	16,501	25,463
Accrued taxes and fees	24,947	26,513
Other accrued expenses	41,720	33,316

	$233,396	$247,728

(7) Debt

     As of September 30, 2004 and December 31, 2003, debt consisted of (dollars in thousands): See Note 12 to our unaudited consolidated financial statements.

	September 30,	December 31,
	2004	2003
Bank credit facilities	$1,604,627	$1,646,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500
Capital lease obligations	6,183	7,492

	$3,008,310	$3,051,492
Less: Current portion	36,807	12,570

Total long-term debt	$2,971,503	$3,038,922

     The average interest rates on outstanding debt under the bank credit facilities for the three and nine months ended September 30, 2004 were 3.5% and 3.1%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2004, the Company had unused credit commitments of approximately $700.8 million under its bank credit facilities, of which about $553.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements for all periods through September 30, 2004.

     The Company uses interest rate exchange agreements, or “swaps”, with counterparties to fix the interest rate on a portion of its floating rate debt. As of September 30, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. The fixed rates of the swap agreements are offset against the applicable three-month London Interbank Offering Rate, or LIBOR, to determine the interest expense related to these agreements. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked-to-market. The fair values of these agreements are

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

driven by market interest rates, their remaining time to maturity and the creditworthiness of the counterparties. The aggregate fair value of the agreements is the estimated amount that the Company would receive or pay to terminate them. At September 30, 2004, based on the mark-to-market valuation, the Company would have paid approximately $6.3 million, including accrued interest, if these agreements were terminated.

     Changes in the aggregate mark-to-market values of these swap agreements result in short-term gains or losses and may increase the volatility of the Company’s earnings. The Company had a net loss of $4.2 million and a net gain of $9.5 million for the three and nine months, respectively, ended September 30, 2004, as compared to a net gain of $9.0 million and a net loss of $0.7 million for the three and nine months, respectively, ended September 30, 2003.

     Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms rated investment grade, the Company does not anticipate their nonperformance.

(8) Share Repurchase Program

     The Company repurchased 596,092 shares of Class A common stock for approximately $3.7 million during the three months ended September 30, 2004, pursuant to its Board authorized repurchase program.

(9) Sale of Assets and Investments

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the nine months ended September 30, 2004 compared to a net loss of $1.5 million for the nine months ended September 30, 2003. The net gain for the nine months ended September 30, 2004 was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.1 million.

(10) Contingency

     On April 5, 2004, a lawsuit was filed against MCC, MCC Georgia LLC, an indirect subsidiary of MCC and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that MCC and MCC Georgia have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that the defendants have then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of the Company’s employees, who allegedly acted as an agent for the defendants, by which the Company received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted the Company’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over the Company exists. There have been no further proceedings since that date. The Company intends to vigorously defend against these claims. At the present time, the Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

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

(11) Hurricane Losses

     On September 16, 2004, Hurricane Ivan impacted the Company’s systems in Alabama, Florida and Mississippi. As a result, for the three month period ended September 30, 2004, the Company: (i) incurred additional service costs of approximately $0.8 million; (ii) incurred additional selling, general and administrative costs of approximately $0.2 million, and (iii) recorded an increase in depreciation expense of $2.1 million due to the impairment of cable plant and equipment. The Company is insured against certain losses related to the hurricane, subject to varying deductible amounts. The Company cannot estimate at this time the amounts that will be ultimately recoverable under its insurance policies.

(12) Subsequent Event

     On October 21, 2004, the operating subsidiaries of Mediacom LLC, one of the Company’s wholly-owned subsidiaries, refinanced their two credit facilities (the “two prior credit facilities”) with a new $1.15 billion senior secured credit facility. This new credit facility, which consists of a $400 million revolving credit loan, a $200 million delayed-draw term loan, and a $550 million term loan, has a final maturity of March 31, 2013. The terms and conditions, as well as interest rates, of the new credit facilities are substantially similar to those of the two prior credit facilities. The Company incurred $5.7 million of financing costs associated with this refinancing which will be amortized over the term of the credit facility.

     The two prior credit facilities were scheduled to expire in 2008, or in 2007 under certain circumstances. These facilities had current commitments of $924.0 million, of which approximately $651 million was outstanding as of October 21, 2004. Proceeds from the new credit facility were drawn down at closing to pay in full the outstanding indebtedness, including accrued interest, of the two prior credit facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and with the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Overview

     Mediacom Communications Corporation is currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. We provide our customers with a wide array of broadband products and services, including traditional analog video services, digital television, video-on-demand, high-definition television and broadband data access. As of September 30, 2004, our cable systems passed 2.78 million homes and served 1.46 million basic subscribers in 23 states.

     In mid-2003, we completed our network upgrade program that significantly increased bandwidth and enabled interactivity. Our upgraded network allows us to introduce additional programming and other products and services such as digital video, video-on-demand, high-definition television, digital video recorders and broadband data service. We currently provide digital video services to 382,000 subscribers, representing a penetration of 26.1% of our basic subscribers. We also currently provide broadband data services to 350,000 subscribers, representing a penetration of 12.6% of our homes passed. Beginning in the first half of 2005, we plan to launch in certain of our markets Internet protocol telephony service, which is sometimes referred to as Voice-over-Internet-Protocol, or VoIP telephony. VoIP telephony will allow us to offer an attractive triple-play bundle of video, data and voice products and services. Bundled products and services offer our subscribers key benefits such as a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from direct broadcast satellite service, or DBS service providers. During the first nine months of 2004, competitive pressure from DBS service providers further intensified when they launched local television channels in additional markets representing an estimated 29% of our basic subscriber base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches are usually accompanied by heavy marketing and advertising and are the primary cause of our loss of basic subscribers in recent periods. As of September 30, 2004, competitive local-into-local services in our markets covered an estimated 91% of our basic subscribers.

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

     The following table sets forth the reconciliation of OIBDA to operating income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands and unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OIBDA	$98,507	$101,092	$311,198	$302,999
Depreciation and amortization	(55,631)	(56,958)	(163,826)	(218,436)

Operating income	$42,876	$44,134	$147,372	$84,563

  Hurricane Losses

     On September 16, 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama, Florida and Mississippi experienced, to varying degrees, damage to cable plant and other property and equipment, business interruption and loss of customers. The hurricane initially disrupted cable service to over 100,000 of our basic subscribers in these three states. Our results of operations for the three and nine months ended September 30, 2004 take into account lost revenues and incremental costs caused by the hurricane. In addition, we estimate that, as of September 30, 2004, the hurricane caused losses of 8,000 basic subscribers, 2,000 digital customers and 1,000 data customers. These losses are reflected in our subscriber and customer counts as of September 30, 2004.

     The revenue impact and the costs incurred during the third quarter are reflected in our consolidated financial statements, and are detailed as follows: (a) revenues were recorded net of $2.9 million of service interruption credits issued to customers; (b) service costs included $0.8 million of incremental costs to cover the repair of our facilities, the use of outside contractors to help repair cable plant and increased employee costs; (c) selling, general and administrative expenses included incremental costs of $0.2 million related to additional customer service employee costs required to support customers’ needs; and (d) depreciation expense included $2.1 million due to an impairment of cable plant and other property and equipment. In addition, we estimate that we will spend about $6.0 million of capital expenditures to replace or rebuild property, plant and equipment damaged by Hurricane Ivan.

     We are insured against certain losses related to the hurricane, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies.

Actual Results of Operations

  Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     The following table sets forth the unaudited consolidated statements of operations for the three months ended September 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2004	2003	$ Change	% Change
Revenues	$261,025	$251,107	$9,918	3.9%
Costs and expenses:
Service costs	103,411	95,498	7,913	8.3%
Selling, general and administrative expenses	54,012	49,820	4,192	8.4%
Corporate expenses	5,095	4,697	398	8.5%
Depreciation and amortization	55,631	56,958	(1,327)	(2.3%)

Operating income	42,876	44,134	(1,258)	(2.9%)
Interest expense, net	(48,709)	(46,121)	(2,588)	5.6%
(Loss) gain on derivatives, net	(4,218)	8,984	(13,202)	NM
Loss on sale of assets and investments, net	—	(2,197)	(2,197)	NM
Other expense	(2,593)	(2,652)	2,256	(2.2%)

Net income (loss) before provision for income taxes	(12,644)	2,148	(14,792)	NM
Provision for income taxes	163	211	(48)	(22.7%)

Net income (loss)	$(12,807)	$1,937	$(14,744)	NM

OIBDA	$98,507	$101,092	$(2,585)	(2.6%)

  Revenues

     The following table sets forth revenue information for the three months ended September 30, 2004 and 2003 (dollars in millions):

	Three Months Ended
	September 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$209.0	80.1%	$210.2	83.7%	$(1.2)	(0.6%)
Data	38.9	14.9%	30.1	12.0%	8.8	29.2%
Advertising	13.1	5.0%	10.8	4.3%	2.3	21.3%

	$261.0	100.0%	$251.1	100.0%	$9.9	3.9%

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

     Revenues rose 3.9%, net of service interruption credits related to the hurricane. Excluding such credits, revenues rose 5.1%, largely attributable to an increase in broadband data customers and basic rate increases applied to our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues decreased 0.6%, net of service interruption credits related to the hurricane. Excluding such credits, video revenues increased 0.5% as a result of the aforementioned basic rate increases, partially offset by a decline in basic subscribers from 1,552,000 to 1,461,000, which is net of an estimated 8,000 basic subscribers lost due to the hurricane. Digital customers, at 382,000, which is net of an estimated 2,000 digital subscribers lost due to the hurricane, were down compared to 393,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches, and, to a lesser extent, due to our tighter customer credit policies. To reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on product bundling, enhancing and differentiating our video products and services with new digital packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 29.2%, net of service interruption credits related to the hurricane. Excluding such credits, data revenues rose 30.5% due primarily to an increase in data customers from 261,000 to 350,000, which is net of an estimated 1,000 data customers lost due to the hurricane. Average monthly data revenue per data customer decreased 5.7% from $40.57 to $38.26 due to the growth of lower-priced, slower speed data customers, as well as to discounting associated with our bundling of digital and data services.

     Advertising revenues increased 21.3%, as a result of a stronger local advertising market, an increase in political advertising sales and, to a lesser extent, the completion of an interconnect in one of the Company’s larger markets. and bringing in-house certain markets previously managed by third parties. With respect to our in-house advertising activities, instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We do not expect growth in advertising revenues to continue at the current rate, due to a lack of political advertising in 2005 and the fact that we have completed bringing in-house most of our larger markets.

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

     Service costs increased 8.3% and included incremental costs related to the hurricane. Excluding such incremental costs, service costs increased 7.5% over the prior year. Of this increase, 42.0% was due to increased programming costs caused by rate increases on basic and, to a lesser extent, premium services, offset in part by a reduction in video subscribers, 17.9% was due to greater expensing of labor and overhead resulting from the transition from upgrade construction to maintenance activities, 13.5% was due to servicing the growth in our data customers, and 11.7% was due to increased use of outside contractors to service our customers. The balance was from higher employee costs, utility costs and plant maintenance costs. Excluding the impact of the hurricane, service costs as a percentage of revenues were 38.9% for the three months ended September 30, 2004 and 38.0% for the three months ended September 30, 2003.

     Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 8.4% and included incremental costs related to the hurricane. Excluding such incremental costs, selling, general and administrative expenses increased 8.0%. Of this increase, 40.8% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, 28.2% was due to higher advertising costs as a result of bringing in-house certain markets previously managed by third parties, and 25.1% was due to higher marketing costs for new programs instituted during the quarter, offset in part by a decrease in bad debt expense. Excluding the impact of the hurricane, selling, general and administrative expenses as a percentage of revenues were 20.4% for the three months ended September 30, 2004, as compared with 19.8% for the three months ended September 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable, high-definition television and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses increased 8.5% to $5.1 million for the three months ended September 30, 2004, as compared to $4.7 million for the three months ended September 30, 2003. This was principally due to increases in employee compensation and, to a lesser extent, increases in professional service fees and insurance premiums, partially offset by greater capitalization of labor and overhead costs related to increased capital project activities in 2004. Corporate expenses as a percentage of revenues, which exclude the impact of the hurricane were 1.9% for the three months ended September 30, 2004 and 2003.

     Depreciation and amortization decreased 2.3% and included incremental impairment charges related to the hurricane. Excluding such incremental costs, depreciation and amortization decreased 6.1% to $53.5 million for the three months ended September 30, 2004, as compared to $57.0 million for the three months ended September 30, 2003. This decrease was principally due to a higher level of plant disposals in 2003, as a result of the completion of our network upgrade program, offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television, digital video recorders and broadband data access. See Note 1 to our unaudited consolidated financial statements.

  Interest Expense, Net

     Interest expense, net, increased by 5.6% to $48.7 million for the three months ended September 30, 2004, as compared to $46.1 million for the three months ended September 30, 2003. This increase was primarily due to lower interest expense capitalization for the three months ended September 30, 2004 associated with the substantial reduction of upgrade/rebuild capital expenditures, as well as higher market interest rates on variable rate debt. This increase was offset in part by lower average indebtedness for the three months ended September 30, 2004.

  (Loss) Gain on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2004 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of lower market interest rates at the end of the quarter compared with the beginning, we recorded a loss on derivatives amounting to $4.2 million for the three months ended September 30, 2004, as compared to a net gain on derivatives of $9.0 million for the three months ended September 30, 2003.

  Loss on Sale of Assets and Investments, Net

     The Company had a loss on the sale of assets and investments amounting to $2.2 million for the three months ended September 30, 2003. The net loss was primarily due to a sale of a small cable system in September 2003 with approximately 1,500 subscribers for gross proceeds of $3.1 million.

  Other Expense

     Other expense was $2.6 million and $2.7 million for the three months ended September 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Net Income (loss)

     As a result of the factors described above, we generated a net loss for the three months ended September 30, 2004 of $12.8 million, as compared to net income of $1.9 million for the three months ended September 30, 2003.

  Operating Income Before Depreciation and Amortization

     OIBDA decreased 2.6% to $98.5 million, reflecting $3.9 million of service interruption credits and incremental operating costs related to the hurricane. Excluding such service credits and incremental costs, OIBDA increased 1.3% to $102.4 million due to a 5.1% increase in revenues, partially offset by a 7.5% increase in service costs and an 8.0% increase in selling, general and administrative expenses. Excluding the impact of the hurricane, OIBDA, expressed as a percentage of revenues, was 38.8% for the three months ended September 30, 2004, as compared to 40.3% in the year-ago period.

  Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     The following table sets forth the unaudited consolidated statements of operations for the nine months ended September 30, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2004	2003	$ Change	% Change
Revenues	$792,063	$746,076	$45,987	6.2%
Costs and expenses:
Service costs	307,534	285,700	21,834	7.6%
Selling, general and administrative expenses	158,388	145,073	13,315	9.2%
Corporate expenses	14,943	12,304	2,639	21.4%
Depreciation and amortization	163,826	218,436	(54,610)	(25.0%)

Operating income	147,372	84,563	62,809	74.3%
Interest expense, net	(143,276)	(143,710)	434	(0.3%)
Gain (loss) on derivatives, net	9,498	(732)	10,230	NM
Gain on sale of assets and investments, net	5,885	(1,522)	7,407	NM
Other expense	(7,406)	(7,562)	156	(2.1%)

Net income (loss) before provision for income taxes	12,073	(68,963)	81,036	NM
Provision for income taxes	490	624	(134)	(21.5%)

Net income (loss)	$11,583	$(69,587)	$81,170	NM

OIBDA	$311,198	$302,999	$8,199	2.7%

  Revenues

     The following table sets forth revenue information for the nine months ended September 30, 2004 and 2003 (dollars in millions):

	Nine Months Ended
	September 30,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$642.2	81.1%	$633.7	84.9%	$8.5	1.3%
Data	113.5	14.3%	81.7	11.0%	31.8	38.9%
Advertising	36.4	4.6%	30.7	4.1%	5.7	18.6%

	$792.1	100.0%	$746.1	100.0%	$46.0	6.2%

     Revenues rose 6.2%, net of service interruption credits related to the hurricane. Excluding such credits, revenues rose 6.5%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in video subscribers during the period.

     Video revenues rose 1.3%, net of service interruption credits related to the hurricane. Excluding such credits, video revenues increased 1.7% as a result of the aforementioned basic rate increases, partially offset by a decline in basic subscribers from 1,552,000 to 1,461,000, which is net of an estimated 8,000 basic subscribers lost due to the hurricane. Digital customers, at 382,000, which is net of an estimated 2,000 digital customers lost due to the hurricane, were down compared to 393,000 a year ago. Our loss in video subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-into-local” launches and, to a lesser extent, from our tighter customer credit policies. To reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on product bundling, enhancing and differentiating our video products and services with new digital packages, video-on-demand, high-definition television, digital video recorders and more local programming.

     Data revenues rose 38.9%, net of service interruption credits related to the hurricane. Excluding such credits, data revenues rose 39.5% due primarily to an increase in data customers from 261,000 to 350,000, which is net of an estimated 1,000 data customers lost due to the hurricane. Average monthly data revenue per data customer decreased 0.3% from $40.16 to $40.04 due to the growth of lower-priced, slower speed data customers, as well as the discounting associated with our bundling of digital and data services.

     Advertising revenues increased 18.6%, primarily as a result of higher local advertising sales and, to a lesser extent, due to the completion of an interconnect in one of our larger markets and bringing in-house certain markets previously managed by third parties. With respect to our in-house advertising activities, instead of receiving advertising revenues net of commissions paid to third parties, we now record the full revenues from these markets as earned, with the related expenses, including in-house salaries and commissions, recorded as selling, general and administrative expenses. We do not expect growth in advertising revenues to continue at the current rate in 2005, due to a lack of political advertising and the fact that we have completed bringing in-house most of our larger markets.

  Costs and Expenses

     Service costs increased 7.6% and included incremental costs related to the hurricane. Excluding such incremental costs, service costs increased 7.4% over the prior year. Of this increase, 27.9% was due to increased programming costs caused by rate increases on basic and, to a lesser extent, premium services, offset in part by a reduction in video subscribers and an increase in launch support received from programmers, 27.2% was due to servicing the growth in our data customers, 15.8% was due to an increase in operations cost, which include vehicle, utility and plant maintenance costs, 13.6% was due to greater expensing of labor and overhead costs resulting from the transition from upgrade construction to maintenance activities, and 9.5% was due to an increase in employee costs. Excluding the impact of the hurricane, service costs as a percentage of revenues were 38.6% for the nine months ended September 30, 2004, as compared with 38.3% for the nine months ended September 30, 2003.

     Selling, general and administrative expenses increased 9.2% and included incremental costs related to the hurricane. Excluding such incremental costs, selling, general and administrative expenses increased 9.0%. Of this increase, 21.7% was due to higher marketing costs for new programs instituted during the period, 21.6% was due to higher advertising costs primarily as a result of bringing in-house certain markets previously managed by third parties, 20.2% was principally due to an increase in employee costs, 11.6% was due to increased property taxes and franchise fees, and 10.6% was due to an increase in telephone costs. Excluding the impact of the hurricane, selling, general and administrative expenses as a percentage of revenues were 19.9% for the nine months ended September 30, 2004, as compared with 19.4% for the nine months ended September 30, 2003.

     We expect continued revenue growth in advanced services, which include digital cable, high-definition television and broadband data access and, in the first half of 2005, the launch of VoIP telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses increased 21.4% to $14.9 million for the nine months ended September 30, 2004, as compared to $12.3 million for the nine months ended September 30, 2003. This was principally due to increases in employee compensation and, to a lesser extent, transportation, travel and entertainment, professional fees and insurance premiums, partially offset by greater capitalization of labor and overhead costs related to increased capital project activities in 2004. We believe the annual increase in corporate expenses will moderate as the rate of change in employee compensation is expected to be lower. Corporate expenses as a percentage of revenues, which exclude the impact of the hurricane were 1.9% for the nine months ended September 30, 2004, as compared with 1.6% for the nine months ended September 30, 2003.

     Depreciation and amortization decreased 25.0% and included incremental impairment charges related to the hurricane. Excluding such incremental costs, depreciation and amortization decreased 26.0% to $161.7 million for the nine months ended September 30, 2004, as compared to $218.4 million for the nine months ended September 30, 2003. The decrease was primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $64.5 million and $31.6 million for the nine months ended September 30, 2004 and 2003, respectively. This decrease in the 2004 period was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television, digital video recorders and broadband data access. See Note 1 to our consolidated financial statements.

  Interest Expense, Net

     Interest expense, net, decreased by 0.3% to $143.3 million for the nine months ended September 30, 2004, as compared to $143.7 million for the nine months ended September 30, 2003. This was primarily due to lower indebtedness and partially offset by higher market interest rates on variable rate debt and lower interest expense capitalization for the nine months ended September 30, 2004 associated with the substantial reduction of upgrade/rebuild capital expenditures.

  Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2004 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. Principally as a result of higher market interest rates at the end of the period compared with the beginning, we recorded a net gain on derivatives amounting to $9.5 million for the nine months ended September 30, 2004, as compared to a net loss on derivatives of $0.7 million for the nine months ended September 30, 2003.

  Gain on Sale of Assets and Investments, Net

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the nine months ended September 30, 2004. The net gain was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.1 million.

  Other Expense

     Other expense was $7.4 million and $7.6 million for the nine months ended September 30, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Net Income (loss)

     As a result of the factors described above, we generated net income for the nine months ended September 30, 2004 of $11.6 million, as compared to a net loss of $69.6 million for the nine months ended September 30, 2003.

  Operating Income Before Depreciation and Amortization

     OIBDA increased 2.7% to $311.2 million, reflecting $3.9 million of service interruption credits and incremental operating costs related to Hurricane Ivan. Excluding these service credits and incremental costs, OIBDA increased 4.0% to $315.1 million due to a 6.5% increase in revenues, partially offset by a 7.4% increase in service costs and 9.0% increase in selling, general and administrative expenses. Excluding the impact of Hurricane Ivan, OIBDA, expressed as a percentage of revenues, was 39.6% for the nine months ended September 30, 2004, as compared to 40.6% in the year-ago period.

Liquidity and Capital Resources

  Uses of Cash

     As an integral part of our business plan, we have significantly invested, and will continue to invest, additional capital in our cable network to enhance its reliability and capacity, which will allow for the introduction of new advanced broadband services. In addition, we will continue to pursue a business strategy that includes selective acquisitions. For the nine months ended September 30, 2004, we made capital expenditures of $126.0 million and purchased a small cable system for $3.4 million. We also repaid $43.2 million of debt and repurchased $3.7 million of common stock.

  Sources of Cash

     We expect to fund our capital requirements and operations through a combination of internally generated funds and amounts available under our bank credit facilities. Net cash flows provided by operating activities amounted to $153.0 million for the nine months ended September 30, 2004. We also received $10.6 million in proceeds from the sale of assets and investments, primarily from the sale of a cable system.

  Other

     We own our cable systems through two principal subsidiaries, Mediacom Broadband LLC and Mediacom LLC. The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility expiring in September 2010, of which $956.8 million was outstanding as of September 30, 2004. On October 21, 2004, the operating subsidiaries of Mediacom LLC refinanced their two bank credit facilities (the “two prior credit facilities”) with a new $1.15 billion bank credit facility (the “new credit facility”) that expires in March 2013. These two prior credit facilities were scheduled to expire in 2008, or in 2007 under certain circumstances.

     Approximately $658 million was drawn from the new credit facility at closing, of which approximately $652 million was used to pay in full outstanding indebtedness, including accrued interest, under the two prior credit facilities and the balance was used to pay fees and expenses. The financial obligations of the operating subsidiaries under the two prior credit facilities have been satisfied, and the prior credit facilities have been terminated.

     We have entered into interest rate exchange agreements with counterparties, which expire from September 2005 through March 2007, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. As of September 30, 2004, about 73% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of September 30, 2004, our total debt was $3.0 billion, and we were in compliance with all covenants under our debt arrangements. On that same date, our annualized cost of debt was approximately 6.5%, and we had unused credit commitments of about $700.8 million, of which $553.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of that same date, giving effect to the new facility, we had unused credit commitments of $916.7 million, of which $768.9 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

     As of September 30, 2004, approximately $14.3 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

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

  Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. Our annual impairment tests, performed in the fourth quarter of 2003, based on financial information as of September 30, 2003, determined that there was no impairment of goodwill or indefinite-lived intangible assets. There have been no events since then that would require an analysis to be completed before the annual test date.

Recent Accounting Pronouncements

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 on January 1, 2003. We did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 did not affect our financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate exchange agreements, or “swaps”, with counterparties to fix the interest rate on our floating rate debt. As of September 30, 2004, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. The fixed rates of the swap agreements are offset against the applicable three-month London Interbank Offering Rate to determine the interest expense related to these agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms rated investment grade, we do not anticipate their nonperformance. At September 30, 2004, based on the mark-to-market valuation, we would have paid approximately $6.3 million, including accrued interest, if we terminated these agreements.

     On October 21, 2004, the operating subsidiaries of Mediacom LLC, one of the Company’s wholly-owned subsidiaries, refinanced their two credit facilities (the “two prior credit facilities”) with a new $1.15 billion senior secured credit facility. This new credit facility, which consists of a $400 million revolving credit loan, a $200 million delayed-draw term loan, and a $550 million term loan, has a final maturity of March 31, 2013. We have incurred $5.7 million of financing costs associated with this refinancing that will be recorded in the fourth quarter of 2004 and amortized over the term of the credit facility.

     The table below provides the new expected maturity and estimated fair value of our debt as of September 30, 2004, giving effect for the new credit facility at Mediacom LLC (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:
October 1, 2004 to September 30, 2005	$—		$34,625	$2,182	$36,807
October 1, 2005 to September 30, 2006	172,500	(1)	46,125	2,251	220,876
October 1, 2006 to September 30, 2007	—		64,875	1,640	66,515
October 1, 2007 to September 30, 2008	200,000		70,500	110	270,610
October 1, 2008 to September 30, 2009	—		159,125	—	159,125
Thereafter	1,025,000		1,229,377	—	2,254,377

Total	$1,397,500		$1,604,627	$6,183	$3,008,310

Fair Value	$1,397,156		$1,604,627	$6,183	$3,007,966

Weighted Average Interest Rate	9.1%		3.5%	3.1%	6.1%

(1)	Represents convertible senior notes due July 2006.

ITEM 4. CONTROLS AND PROCEDURES

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 10 to our consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     A summary of our repurchases of Class A common shares during the quarter under the $50.0 million repurchase program, authorized by our Board of Directors in May 2000 and reaffirmed on August 3, 2004, are as follows:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Program	the Program
July 1 - 31, 2004	—	—	—	—
August 1 -31, 2004	500,667	$6.12	500,667	$40,973,135
September 1 - 30, 2004	95,425	$6.21	95,425	$40,380,751

	596,092	$6.13	596,092	$40,380,751

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
November 9, 2004	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer