Form 10-K
period 2004-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2005-03-15
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File Number:0-29227

Mediacom Communications Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06 -1566067
(State of incorporation)	(I.R.S. Employer
Identification Number)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Class A Common Stock, $0.01 par value per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of June 30, 2004, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $474.6 million.

     As of February 4, 2005 there were outstanding 90,399,048 shares of Class A common stock and 27,461,939 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

MEDIACOM COMMUNICATIONS CORPORATION
2004 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

Introduction

     We are currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of products and services, including analog and digital video services, advanced video services such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVR”), and high-speed data (“HSD”), also known as high-speed Internet access or cable modem service. We currently offer our customers a variety of options to bundle our array of video services with HSD. In the second quarter of 2005 we plan to begin the rollout of cable telephony, which will enable us to offer our customers a triple-play bundle of video, HSD and voice services.

     As of December 31, 2004, our cable systems passed an estimated 2.79 million homes and served approximately 1.46 million basic subscribers, and 2.22 million revenue generating units (“RGUs”). Approximately 65% of our customers are located within the top 100 television markets in the United States, with a concentration of customers in the midwest and southern regions. A basic subscriber is a customer who subscribes to a package of cable television services. RGUs represent the sum of basic subscribers, digital customers and HSD customers.

     We are a public company and our Class A common stock is listed on The Nasdaq National Market under the symbol “MCCC”. We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, who beneficially owns shares in our company representing the majority of the combined voting power of our common stock. Since commencement of our operations in March 1996, we have experienced significant growth by executing a disciplined strategy of acquiring underperforming cable systems and improving their operating and financial performance. In 2001, we acquired cable systems that served approximately 800,000 basic subscribers, more than doubling our size and enhancing our scale efficiencies in operations and capital investments in technology.

     Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. We have made available free of charge through our website (follow the Corporate Info link to the Investor Relations tab to “Annual Reports/SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. We have also made our Code of Ethnics available through our website, under the heading “Corporate Information”. The information on our website is not part of this Annual Report.

Business Strategy

     Our strategy is to be the leading single-source provider of advanced video, data and voice products and services in our markets, which will allow us to deepen relationships with our existing customers, attract new customers and further diversify our revenue streams. We believe that our interactive broadband network is the superior platform today for the delivery of these products and services within our service areas. We have a local presence, with facilities and employees in the communities where our customers live. We believe that offering products and services in bundles, together with reliable customer service and our local community presence, will enable us to execute our strategy and compete effectively.

Network Technology

     We operate high-capacity, fiber-optic cable systems, substantially all of which are activated with two-way communications capability. We have also interconnected approximately 75% of our estimated homes passed with a regional fiber network. In 2005, we plan to add synchronous optical network (“SONET”) technology to our regional fiber network to create full redundancy. SONET is a fiber-optic transmission system for high-speed digital traffic which uses a self-healing ring architecture to reroute traffic if a break in communications occurs. We believe that our broadband network’s extended reach and robust capabilities facilitate launches of new products such as cable telephony.

Product Development and New Applications

      Our network technology allows us to offer an array of advanced video, data and voice products and services. As of December 31, 2004, our digital cable service was available to substantially all of our basic subscribers, and we served approximately 396,000 digital customers. Our VOD and HDTV services were available to approximately 65% and 77% of our digital customers, respectively, and DVRs were available to our entire digital customer base. As of the same date, HSD was marketed to substantially all of the estimated homes passed by our cable systems, and we served approximately 367,000 data customers. We will continue to capitalize on the capabilities of our network technology to develop new products and services that will further differentiate us from our competitors.

Bundling of Broadband Products and Services

     We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. Our customers can als o realize greater value through bundle discounts as they obtain additional products and services from us. We currently offer video and HSD bundles, and when we introduce cable telephony in the second quarter of 2005, we will offer triple-play bundles of video, HSD and voice. We also believe that, as we become more effective in bundling products and services, it will help us to attract new customers and reduce customer churn.

Customer Service

     Attaining higher levels of customer satisfaction is critical to our success in the increasingly competitive environment we face today. We continue to invest in our customer care personnel and call center technology to improve our capabilities in customer service and have attained internal customer service measures that generally meet or exceed those standards established by the National Cable and Telecommunications Association on a 24 hour per day, seven day per week basis . In 2004, we completed our investment in virtual contact center technology across our call centers and, as a result, raised our level of customer service and improved the productivity of our call center personnel.

Community Presence

     Historically, one of our key objectives was to bridge the “digital divide,” or technology gap, that had developed between the smaller cities and towns and the large urban markets in the United States. Today, due to the significant investments we have made in our cable systems, substantially all of the communities we serve now have access to the latest in broadband products and services.

     We continue our efforts to build good relationships with the communities we serve by participating in a wide range of local educational and community service initiatives. Our major company-wide programs include the “Mediacom Cable in the Classroom” program which provides more than 2,800 schools with free video service and more than 200 schools with free high-speed Internet access. We also provide free cable service to over 3,000 government buildings, libraries, and not-for-profit hospitals in our franchise areas. We develop and offer exclusive local programming in our communities in an effort to foster community awareness. For example, in the communities we serve in Iowa, the Mediacom Connections channel currently airs 60 to 70 hours of programming per week, including high school and college sporting events and statewide public affairs programs.

Products and Services

Video

     We receive a majority of our revenues from video subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. We design our channel line-ups for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Our video services include the following:

     Basic Service. Our basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming, and local public, government, home-shopping and leased access channels.

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

     Digital Cable Service. Customers who subscribe to our digital cable offerings receive up to 230 digital channels in many of our cable systems. We currently offer several digital cable programming packages that include digital basic channels, multichannel premium services, pay-per-view movie and sports channels, digital music channels , and an interactive on-screen program guide. Our digital offerings of multichannel premium services include premium channels in HD format and unlimited access to subscription-based VOD (“SVOD”). We believe that these offerings highlight both the value of our digital cable services and our technologically advanced broadband network, and encourage basic subscribers to upgrade to digital cable service. Customers pay a monthly fee for digital cable service, which varies according to the level of service and the number of digital converters selected by the subscriber. A digital converter or cable card is required to receive our digital cable service.

     Video-On-Demand. Our VOD service provides on-demand access to approximately 1,200 hours of movies, special events and general interest titles stored at our headend facilities. With this service, our customers enjoy full functionality, including the ability to pause, rewind and fast forward selected programming. Our VOD service is either free of charge, offered as part of an SVOD premium package, such as Starz!, Showtime or HBO, or ordered on a pay-per-view basis . We currently offer VOD service to approximately 65% of our digital customers. During 2005, we plan to make VOD service available in additional cable systems representing another 15% of our digital customers and increase the amount of available content, including additional children’s and music programming.

     High-Definition Television. HDTV features improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service includes high definition signals for local broadcast stations that make these signals available to us, and, as part of premium channel subscriptions, Starz! HD, Showtime HD and HBO HD. We also provide, as part of our HD Pak tier for an additional monthly fee, certain premium HDTV programming, such as ESPNHD, HDNet, HDNet Movies, Universal HD and Discovery HD. As of December 31, 2004, 77 local broadcast channels in our service areas were transmitting in HDTV, and we had secured agreements to carry 44 of them. We currently offer HDTV service in markets serving approximately 77% of our digital customers. During 2005, we plan to make HDTV service available in additional cable systems , representing another 13% of our digital customers, and to increase the amount of available HDTV content, including more local broadcast channels and other HDTV content. Our HDTV service requires the use of an advanced digital converter for which we charge a monthly fee.

     Digital Video Recorders. We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming on the hard drive component of the digital converter and view the recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The DVRs we provide our customers are HDTV-capable. We began deploying DVRs in certain of our cable systems in March 2004 and expanded this offering to all of our cable systems by the end of 2004.

High-Speed Data

     We offer several packages of HSD services with differing speeds and prices. Our HSD services are always activated, and as a result, the customer does not need to dial into an Internet service provider and await authorization. Our HSD services include our interactive portal, which provides multiple e-mail addresses and personal webspace for customers, as well as local content, such as community chamber of commerce news, which we solicit and support.

Commercial Data

     Through our network technology, we provide a range of advanced data and communications services for the commercial market. We leverage our existing cable systems and cable modem services to offer small and medium-sized businesses a range of high-speed data access products. For larger enterprise customers, we capitalize on the broad reach and capabilities of our regional fiber network, with nearly 9,000 route miles of high-capacity fiber optic cable, to build customized solutions, which may include transparent LAN services, virtual private networks, and high-volume, high-speed data access

Telephony

     In the second quarter of 2005, we plan to begin the rollout of our cable telephony service in certain of our cable systems . Our service will use technology that makes it possible to have a telephone conversation over a dedicated Internet Protocol (“IP”) network instead of dedicated voice transmission lines. This allows the elimination of circuit switching and the associated waste of bandwidth. Instead, packet switching is used, where IP packets with voice data are sent over the network only when data needs to be sent, i.e. when a caller is talking. Its advantages over traditional telephony include: lower costs per call, especially for long-distance calls; lower infrastructure costs because once the IP infrastructure is installed, no or little additional telephony infrastructure is needed; and new advanced features.

     Our telephony service will compete primarily with the phone service offered by the incumbent local phone company. Its features will include: unlimited local and long-distance calling throughout the U.S. and North America; the ability to keep existing phone number where local number portability is supported; the ability to access enhanced Emergency 911 dialing; and the ability to use existing phones and in-home wiring.

     In 2004, we entered into an agreement with Sprint Corporation whereby Sprint assists us with provisioning capabilities and provides us with switching and termination of traffic to the public switched telephone network, delivery of enhanced emergency 911 service, local number portability and operator and directory services. We expect to offer cable telephony service to approximately 1.6 million homes in our markets within twelve months of our initial market launch.

Advertising

     We generate revenues from the sale of advertising time on up to 36 satellite-delivered channels such as CNN, Lifetime, Discovery, ESPN, TBS and USA. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally based sales workforce. In 2004, we completed the process of extending our advertising infrastructure to our cable systems that previously had third-party advertising agreements. In many of our markets, we have entered into agreements with other cable operators to jointly sell local advertising, simplifying our prospective clients’ purchase of local advertising and expanding the reach of advertising they purchase. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us.

Description of Our Cable Systems

Overview

     The following table provides an overview of selected operating and cable network data for our cable systems for the years ended:

	2004	2003	2002	2001	2000
Operating Data:

Core Video
Estimated homes passed(1)	2,785,000	2,755,000	2,715,000	2,630,000	1,173,000
Basic subscribers(2)	1,458,000	1,543,000	1,592,000	1,595,000	779,000
Basic penetration(3)	52.4%	56.0%	58.6%	60.6%	66.4%

Digital Cable
Digital customers(4)	396,000	383,000	371,000	321,000	40,000
Digital penetration(5)	27.2%	24.8%	23.3%	20.1%	5.1%

Data
Data customers(6)	367,000	280,000	191,000	115,000	15,600
Data penetration(7)	13.2%	10.2%	7.0%	4.4%	1.3%

Revenue Generating Units(8)	2,221,000	2,206,000	2,154,000	2,031,000	834,600

Customer Relationships(9)	1,495,000	1,570,000	1,611,000	1,607,000	N/A

Cable Network Data:
Miles of plant	46,900	45,900	45,000	44,100	24,500
Density(10)	59	60	60	60	48

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the -air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the most prevalent combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers that receive digital cable services .

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential data customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements less than 5Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other cable companies.

(7)	Represents the number of total data customers as a percentage of estimated homes passed.

(8)	Represents the sum of basic subscribers, digital customers and data customers.

(9)	Represents the total number of customers that receive at least one level of service, encompassing video and data services, without regard to which service(s) customers purchase. This information is not available for periods prior to 2001.

(10)	Represents estimated homes passed divided by miles of plant.

Selected Operating Data

     Our systems are organized into two geographic operating divisions. The following table sets forth the principal states served by such divisions, and their respective basic subscribers, digital customers and data customers as of December 31, 2004:

		Basic	Digital	Data
Division	States	Subscribers	Customers	Customers
North Central	Illinois, Iowa, Minnesota, South Dakota	712,000	185,000	195,000

South Central	Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Missouri, North Carolina	746,000	211,000	172,000

	Total	1,458,000	396,000	367,000

     Approximately 65% of our subscribers are in the top 100 Nielsen Media Research designated market areas (“DMAs”), in the United States. We are the leading provider of broadband services in Iowa, and control the three largest Iowa markets that are in the top 50 to 100 DMAs: Des Moines – Ames; Cedar Rapids – Waterloo – Iowa City & Dubuque; and Davenport – Rock Island. The following table provides a partial list of the markets in which we provide cable service:

DMA Rank	Designated Market Area
2	Los Angeles, CA
3	Chicago, IL
14	Minneapolis - St. Paul, MN
35	Greenville - Spartanburg, SC
63	Mobile, AL - Pensacola, FL
73	Des Moines - Ames, IA
78	Springfield, MO
79	Paducah, KY - Cape Girardeau, MO - Harrisburg - Mt. Vernon, IL
82	Champaign & Springfield - Decatur, IL
88	Cedar Rapids - Waterloo - Iowa City & Dubuque, IA
94	Davenport, IA - Rock Island - Moline, IL

Technology Overview

     We believe in investing in our broadband network, our facilities and other equipment to improve our competitive position. During our planned network upgrade, which was completed in 2003, we made substantial investments in our cable network. The primary features of our network are:

•	hybrid fiber-optic coaxial, or HFC, architecture;

•	99% of the network miles with bandwidth capacity of 550MHz to 870MHz;

•	99% of estimated homes passed with two -way communications capability;

•	130 headend facilities, the 50 largest of which serve 96% of our basic subscribers; and

•	the ability to provide advanced broadband services across virtually our entire footprint.

     A central feature of our cable network is the deployment of high capacity, HFC architecture. The HFC architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable, which requires more extensive signal amplification in order to obtain the desired levels for delivering channels. In most systems, we deliver our signals via fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. A node is a single connection to a cable system’s main, high-capacity fiber optic cable. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands reserved for future services. We believe that our design provides high capacity and superior signal quality, as well as providing reserve capacity for the addition of future services.

     The following table describes the technological state of our cable network as of December 31, 2004:

Percentage of Cable Network
Less than	Standard	Enhanced	Greater than	Two-Way
550 MHz	550 MHz	550 MHz	550 MHz	Capable
1.5%	4.9%	9.4%	84.2%	99%

     As of December 31, 2004, our 550MHz systems consisted of standard 550MHz and enhanced 550MHz systems. Our enhanced 550MHz cable systems benefit from fiber-to-the-node construction to increase their capacity, enabling them to deliver the same broadband video, data and voice services as our systems with bandwidths greater than 550MHz. As a result, we have the ability to provide digital cable television, VOD, HDTV, HSD access and other telecommunications services across virtually our entire footprint. In 2005, we plan to upgrade a portion of our 550MHz cable systems.

     As of December 31, 2004, our cable systems were operated from 130 headend facilities. Fiber optics and advanced transmission technologies made it cost effective to consolidate our headend facilities, allowing us to realize operating efficiencies and resulting in lower fixed capital costs on a per home basis as we introduce new products and services. Approximately 96% of our basic subscribers are now served by our 50 largest headend facilities.

     As part of our headend consolidation program, which was substantially completed in 2003, we deployed nearly 9,000 route miles of fiber optic cable, creating a large regional fiber network with the potential to provide advanced telecommunications services to approximately 70% of our estimated homes passed. In 2005, we plan to add SONET technology to our regional fiber network in order to create full redundancy. SONET is a fiber-optic transmission system for high-speed digital traffic which uses a self-healing ring architecture to reroute traffic if a break in communications occurs. This regional network has excess fiber optic capacity to accommodate new and expanded products and services, such as our commercial data business. Its ability to reach more subscribers from a single headend also makes it more efficient, in terms of capital investment, to introduce new and advanced services.

Programming Supply

     We have various fixed-term contracts to obtain, directly and indirectly, programming for our cable systems from programming suppliers whose compensation is typically based on a fixed monthly fee per customer. We negotiate programming contract renewals both directly and through a programming cooperative of which we are a member. Most of our contracts are secured directly due to the need to tailor contracts to our specific business concerns. We attempt to secure longer-term programming contracts which may include marketing support and incentives from programming suppliers.

     We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports programming, well in excess of the inflation rate or the change in the consumer price index. Our programming costs will continue to rise in the future due to increased costs to purchase programming and as we provide additional programming to our customers.

     We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2005. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners or the broadcast network carried by such stations.

Customer Service

     System reliability, a motivated and productive workforce and customer satisfaction are cornerstones of our business strategy. We expect that investments in our cable network and our regional contact centers significantly strengthen customer service, enhance the reliability of our cable network and allow us to introduce new services to our customers. We benefit from locally-based customer technical support staff who are available to visit customers’ premises if problems arise. We maintain three regional contact centers staffed with dedicated customer service representatives, or CSRs, and technical service representatives, or TSRs, who are available to respond to customer calls 24 hours a day, seven days a week. We believe our regional contact centers allow us to effectively manage resources and reduce response times to customer inquiries. TSRs handle our HSD customers, ensuring prompt, efficient resolution of technical inquiries or issues.

     In 2004, we completed the implementation of virtual contact center technology to provide customers with extensive self-service capabilities, such as making a payment and verifying service appointments, and to enable us to re-route customer calls among our three regional contact centers and other satellite offices to minimize hold times. Our virtual contact centers also give our CSRs and TSRs instant access to the calling customer’s file and our products and services in the customer’s market. We believe our virtual contact centers will help us ensure the most efficient utilization of our call center personnel and the most effective customer interactions. Reinforcing our commitment to customer service, we have attained customer service standards that meet or exceed those standards established by the National Cable and Telecommunications Association. Also in 2004, we completed the rollout of interactive voice response, or IVR, technology, and today over 25% of all inbound calls to our customer contact centers are handled through the IVR, further enhancing the efficiencies of our customer service operations.

     We continue to invest in personnel, equipment and technology to improve our customer care. In 2004, we implemented a web-based customer service platform called e-Care for bill presentment purposes, and we are currently expanding our e-Care capabilities to include customer self-fulfillment.

Community Relations

     We are dedicated to fostering strong community relations in the communities served by our cable systems. We support local charities and community causes in various ways, including staged events and promotional campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides more than 2,800 schools with free video service and more than 200 schools with free high-speed Internet service. We also provide free cable television service to over 3,000 government buildings, libraries and not-for-profit hospitals in our franchise areas.

     We also develop and offer exclusive local programming to our communities, a capability not available to direct broadcast satellite service providers, our primary competition in the video business. Several of our cable systems have production facilities to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. In Iowa, we are the exclusive broadcaster of city council meetings, the Little League Championships in Des Moines and the Iowa High School State Football Championships. We believe increasing our emphasis on local programming builds customer loyalty.

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

     As of December 31, 2004, we held 1,380 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     Substantially all of the basic subscribers of our cable systems are in service areas that require a franchise. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2004.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers
2005 through 2008	440	32.0%	694,000	47.6%
2009 and thereafter	940	68.0%	764,000	52.4%

Total	1,380	100.0%	1,458,000	100.0%

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

Competition

     We face intense competition from various communications and entertainment providers. Our competitive positioning is significantly influenced by several factors, such as changes in technology and regulation and the corporate size and affiliations of our competitors. We operate in a constantly changing technological environment, and new technologies may give rise to new products and services that compete against our own. Recent regulatory policies have created a more favorable operating environment for new and existing technologies that provide, or may provide, both opportunities and threats. Acquisitions or combinations that significantly change a company’s size, or permanent and temporary alliances also impact competitiveness as these may provide benefits, such as improved access to resources (including financing, content and equipment), efficiencies of scale and the ability to provide multiple services. We expect the number and types of our competitors to increase as the expansion of our products and services brings us into new businesses and as new providers of alternative products and services enter our markets. We are unable to predict the effects, if any, of such future developments on our business.

     In video services our principal competitors are direct broadcast satellite (“DBS”) services. In high-speed data we compete with digital subscriber line (“DSL”) services in markets where it has been made available by telephone companies. Telephone companies now bundle voice and data and have recently entered into marketing alliances that allow them to add DBS video to their bundles. Major telephone companies have also begun to carry out their announced plans to construct new fiber networks over the next several years, which will allow them to offer video services over their networks. These phone companies may become significant direct video competitors if they deploy new fiber networks on a large scale in our markets. With our planned launch of cable telephony in the second quarter of 2005, we will compete with providers of various types of telephone services, including providers of traditional circuit switched and wireless telephony.

     We seek to compete effectively by using our broadband network to continue to provide a rich variety of video programming and new products and services, including VOD, HDTV, DVRs, HSD and, beginning this year, cable telephony. We believe our ability to deliver multiple services from a single platform and to bundle these services strengthens our competitive position. We also believe it is important for us to continue to provide high quality customer service and foster good community relationships through our locally-based personnel and facilities.

Video

Direct Broadcast Satellite Providers

     DBS service providers are the cable industry’s most significant competitors, having grown their customer base rapidly over the past several years, far exceeding the basic subscriber growth rate of the cable industry. According to recent industry reports, DBS service providers currently deliver video programming services to over 24 million customers in the United States of America. The two largest DBS companies, DIRECTV, Inc., or DIRECTV and EchoStar Communications Corporation, or Echostar, provide service to substantially all of these DBS customers and are each among the four largest providers of multichannel video programming services based on reported customers. The News Corporation Limited, or News Corporation, which acquired a controlling interest in DIRECTV in 2003, owns the Fox Television Network and several cable programming services, as well as DBS operations in Europe, Asia and Latin America. Affiliation with News Corporation could provide DIRECTV with access to financial, programming and other resources that strengthen its competitive position. In early 2005, Echostar entered into a definitive agreement to acquire from Cablevision Systems Corporation the broadcast satellite and certain related assets of VOOM, a recently launched DBS service offering primarily HDTV services on a national basis. DBS service providers have also entered into alliances with certain telephone companies that allow the telephone companies to bundle DBS video with their voice and data services.

     DBS differs from cable television in certain areas that impact competitiveness. DBS service providers use high-powered satellites to offer their customers services with typically more than 300 channels of programming. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, with the only requirement being an unobstructed view of the southern sky. DBS service providers do not pay the franchise fees of up to 5% of revenues and property taxes that cable operators are required by many localities to pay. These fundamental differences allow DBS providers to offer uniform nationwide service, pricing and branding, giving them greater operating efficiencies overall and allowing them to compete effectively. Furthermore, the initial investment by a DBS customer for equipment has decreased substantially with offers by DBS service providers of discounted or free equipment, installation and multiple units.

     DBS service providers have also benefited meaningfully from a change in legislation in 1999 that allowed them to deliver local broadcast signals, eliminating a significant competitive advantage which we and other cable system operators had over them. As of December 31, 2004, DBS service providers delivered local broadcast stations in markets representing an estimated 92% of our basic subscribers, an increase of 30% from the prior year-end.

     The technological limitations of DBS give us and other cable operators certain advantages. DBS technology has limited two-way interactivity, which restricts its ability to compete in interactive video, HSD and voice services. In contrast, our broadband network allows full two-way interactivity and greater varieties of advanced services. In video, we are able to offer VOD, SVOD and DVR products and services while DBS is limited to DVRs. We also believe our cable-delivered VOD and SVOD services are superior to DBS DVR service, as our

VOD/SVOD customer can access and independently control thousands of titles stored at a headend facility, while a DBS DVR customer is limited to the much smaller number of titles that can be stored in the disk drive of the DVR box sitting in the home. We are also able to deliver greater quantities of HDTV programming for the foreseeable future, as DBS service providers currently face technological and other limitations on their ability to deliver local HDTV broadcast signals in most of our markets.

     Our broadband network allows single platform delivery of video, HSD and, in the second quarter of 2005, cable telephony. DBS service providers and certain phone companies have partnered to provide these services in bundles. However, we believe our ability to deliver comparable bundles from one platform is an advantage, as it allows us to provide customers a single provider contact for ordering, provisioning, billing and customer care.

     We also believe our subscribers continue to prefer our meaningful presence in their communities and the proprietary local content we produce and broadcast in several of our systems. DBS service providers are not locally-based and do not have the ability to offer locally-produced programming.

Traditional Overbuilds

     Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or another service provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. Well-financed businesses from outside the cable industry, such as utilities which already possess or are developing fiber optic and other transmission facilities in the areas they serve, are also competitors. We believe that various entities are currently offering cable service to an estimated 12.4% of the estimated homes passed in the service areas of our franchises.

Multichannel Multipoint Distribution Systems

     Multichannel multipoint distribution systems (“MMDS”), or wireless cable systems, deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. These wireless cable systems are less capital intensive and subject to fewer regulatory requirements than cable systems, and are not required to obtain local franchises or pay franchise fees. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC’s recent amendment to its rules to permit reverse path or two-way transmission over wireless facilities, enable multichannel multipoint distribution systems to deliver more channels and additional services, including Internet related services. Digital compression technology refers to the conversion of the standard video signal into a digital signal and the compression of that signal to facilitate multiple channel transmissions through a single channel’s signal. Generally, wireless cable operators are now concentrated on data transmission services rather than video-service. We have very limited competition from MMDS operators.

Private Cable Television Systems

     Private cable television systems, known as satellite master antenna television (“SMATV”) systems, compete with conventional cable television systems for the right to service condominiums, apartment complexes and other multiple dwelling unit facilities. SMATV systems typically use a single satellite dish for an entire building or complex to provide improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. SMATV systems typically are not subject to regulation like local franchised cable operators.

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

Providers of Broadcast Television and Other Entertainment

     The extent to which a cable system competes with over-the-air broadcasting, which provides signals that a viewer is able to receive directly, depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. As local over-the-air broadcasters continue their federally-mandated transition to digital-only signal formats, the extent to which those local broadcasters offer digital feeds of their analog programming, additional programming on other digital channels and/or HDTV signals may increase competition for customers with digital or HDTV receivers where such signals are not carried on the cable system. The FCC has issued digital television (“DTV”) licenses that give traditional broadcasters the ability to deliver HDTV and advanced digital services such as data transmission and subscription video. Over-the-air DTV subscription service is now available in a few cities in the United States.

     Cable systems also face competition from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players.

Telephone Companies

     The 1996 Telecom Act eliminated many restrictions on the ability of local telephone companies to offer video programming. In addition to their joint-marketing alliances with DBS service providers, certain local telephone companies have recently announced that they are now constructing new fiber networks to replace their existing networks, which will allow them to offer video services in addition to improved voice and high speed data services. If these and other telephone companies decide to rebuild their networks in our markets and offer video services they will compete with us and other video providers, which includes DBS service providers.

     Local telephone companies may have a number of different ways to enter the video programming business, some of which do not require obtaining a local franchise. Local telephone companies and other potential competitors have the ability to certify their competing video service as an “open video” system. Open video system operators are not subject to certain requirements imposed by the 1984 Cable Act upon more traditional cable operators.

High Speed Data

     We offer HSD, or cable modem service, in many of our cable systems. Our cable modem service competes mainly with the high-speed Internet access services offered by local and long distance telephone companies. These competitors have substantial resources.

     DSL services offered by telephone companies provide Internet access at data transmission speeds greater than that of standard telephone line or “dial-up” modems, putting DSL service in direct competition with our cable modem service. Telephone companies that have made the necessary plant investment have introduced DSL services in many of our markets, however, we believe their serviceable areas currently do not match our network reach in those markets. The FCC has an ongoing rulemaking proceeding that may materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. Federal legislation or judicial decisions may also reduce regulation of Internet services offered by incumbent telephone companies.

     As discussed above, certain major telephone companies are currently constructing new fiber networks. These companies have indicated that this will create a new platform that will allow them to offer significantly faster high-speed data services compared to the offerings available under current DSL technology.

     DBS service providers are currently offering two alternatives of satellite-delivered high-speed data. The first is a one-way service that utilizes a telephone return path, in contrast to our two-way, high-speed service, which does not require a telephone line. The other alternative is a two-way, high-speed service, which requires additional equipment purchases by the customer and is offered at higher prices than our own equivalent service. Due to these differences we believe our high-speed data service is superior to the satellite-delivered service.

     Some Internet service providers, or ISPs, offer dial-up Internet access service over standard telephone lines in our markets. Dial-up service operates at much lower speeds than cable modem service and is therefore not competitive with our high-speed data service. A number of these ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers. This kind of access is often called “open access”. Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access. Several Federal courts have ruled that localities are not authorized to require open access. The FCC has classified cable modem service as an “information service,” not as a “telecommunications service.” As an information service, the FCC has held that cable systems are not required to open their networks for use by others to provide ISP services. The 9th Circuit Court of Appeals has issued a contrary decision that finds cable modem services to include both telecommunications service and information service components. If the 9th Circuit’s decision (which is on appeal) prevails, it could result in an open access requirement. If we were required to provide open access to ISPs as a result of FCC action or court decisions, other companies could use our cable system infrastructure to offer Internet services competitive with our own.

     Certain telecommunications companies are seeking to provide high-speed broadband services, including interactive online services, using wireless technologies that may transcend present service boundaries and avoid certain regulatory restrictions. Moreover, some electric utilities have announced plans to deliver broadband services over their electrical distribution networks. The FCC has an on-going rulemaking which, to date, appears limited to basic regulations to avoid technical interference with existing services. If electric utilities provide broadband services over their existing electrical distribution networks, they could become formidable competitors given their resources.

Cable Telephony

     We plan to roll out our cable telephony service in certain markets beginning in the second quarter of 2005 and expanding to additional markets in subsequent years. Our planned telephony service will provide both local and long distance calling. As such, it will directly compete with the incumbent local phone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long distance services over their own networks or over leased networks, wireless telephone carriers and IP-based service providers. IP phone is becoming more widely deployed by an increasing number of telecommunication service providers, which may result in heightened competition for our cable telephony service. We believe the addition of cable telephony to our video and data service bundles will help us compete with other providers of bundled services, including telephone companies that bundle DBS video with their voice and data services, and the new providers of IP phone service.

Other Competition

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. The FCC has authorized a new interactive television service that permits non-video transmission of information between an individual’s home and entertainment and information service providers. This service, which can be used by DBS systems, television stations and other video programming distributors, including cable systems, is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable systems.

     The FCC has allocated spectrum in the 28GHz range for a new multichannel wireless service called Local Multipoint Distribution Service that can be used to provide video and telecommunications services. The FCC completed the process of awarding licenses to use this spectrum via a market-by-market auction. We do not know whether such a service would have a material impact on the operations of cable television systems.

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

     The quality of real-time or streaming of video over the Internet and into homes and businesses continues to improve. These services are also becoming more available as the use of high speed Internet access becomes more widespread. In the future, it is possible that video streaming will compete with the video services offered by cable operators and other providers of video services. For instance, programming suppliers may market their content directly to consumers through video streaming over the Internet, bypassing cable operators or DBS providers as video distributors, although the cable operators may remain as the providers of high speed Internet access service.

Employees

     As of December 31, 2004, we employed 3,749 full-time employees and 118 part-time employees. Approximately 30 of our employees have organized but are not covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

     Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting us and other cable operators and the level of competition that we face. We also provide a brief description of certain relevant state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business or operations can be predicted at this time.

Federal Regulation

     The principal federal statutes governing the cable industry, the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the “Cable Act”), establish the federal regulatory framework for the industry. The Cable Act allocates principal responsibility for enforcing the federal policies among the Federal Communications Commission, or FCC and state and local governmental authorities.

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

Subscriber Rates

     The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC. Federal law defines effective competition as existing in a variety of circumstances that historically were rarely satisfied but are increasingly likely to be satisfied with the recent increase in DBS penetration and the announced plans of some local phone companies to offer comparable video service. Although the FCC is conducting a proceeding that may streamline the process for obtaining effective competition determinations, neither the outcome of this proceeding nor its impact upon the cable industry or our business or operations can be predicted at this time.

     Where there is no effective competition to the cable operator’s services, federal law gives local franchising authorities the ability to regulate the rates charged by the operator for:

•	the lowest level of programming service offered by the cable operator, typically called basic service, which includes, at a minimum, the local broadcast channels and any public access or governmental channels that are required by the operator’s franchise;

•	the installation of cable service and related service calls; and

•	the installation, sale and lease of equipment used by subscribers to receive basic service, such as converter boxes and remote control units.

     Local franchising authorities who wish to regulate basic service rates and related equipment rates must first affirmatively seek and obtain FCC certification to regulate by following a simplified FCC certification process and agreeing to follow established FCC rules and policies when regulating the cable operator’s rates. Currently, the majority of the communities we serve have not sought such certification to regulate our rates.

     Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using either a detailed cost-of-service methodology or an add-on to the benchmark rate based on the additional capital cost and certain operating expenses resulting from qualifying upgrades to the cable plant. The Cable Act and FCC rules also allow franchising authorities to regulate equipment rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

     If the local franchising authority concludes that a cable operator’s rates are too high under the FCC’s rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.

     The FCC’s regulations allow a cable operator to modify regulated rates on a quarterly or annual basis to account for changes in:

•	the number of regulated channels;

•	inflation; and

•	certain external costs, such as franchise and other governmental fees, copyright and retransmission consent fees, taxes, programming fees and franchise-imposed obligations.

     The Cable Act and/or the FCC’s regulations also:

•	require cable operators to charge uniform rates throughout each franchise area that is not subject to effective competition;

•	prohibit regulation of non -predatory bulk discount rates offered by cable operators to subscribers in multiple dwelling units; and

•	permit regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or company level.

     The FCC recently conducted an inquiry into the advisability of mandating the a la carte offering of programming, as opposed to the cable industry’s practice of packaging numerous channels into tiers. Although the FCC recommended against an a la carte mandate, it is possible that in the future rate regulation on the cable industry could be expanded to include new restrictions on the retail pricing or packaging of cable programming. Such restrictions could adversely impact our business.

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

     Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements (through 2006) and required that broadcasters negotiate retransmission consent agreements in “good faith.” In November 2004, Congress extended the ban on exclusive retransmission consent agreements to cover all multi-channel video programming distributors, including cable operators.

     The FCC has opened an inquiry into the impact on competition in the multichannel video programming distribution market of the Cable Act’s provisions and the FCC’s rules on retransmission consent, network nonduplication, syndicated exclusivity and sports blackouts. The FCC’s inquiry will form the basis for a report to Congress mandated by the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which is due September 8, 2005. The FCC also recently opened a rulemaking to implement the requirement in SHVERA that extends the good faith retransmission consent bargaining requirements from broadcasters to multichannel video programming providers, including cable operators. Neither the outcome of these proceedings nor their impact upon subsequent legislation, FCC regulations or the cable industry or our business or operations can be predicted at this time.

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

     The FCC has issued a decision that effectively requires mandatory carriage of local television stations that surrender their analog channel and broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the current several-year transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has recently reaffirmed that cable operators are not required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals. In addition to rejecting a “dual carriage” requirement during the transition, the FCC also confirmed that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services), both during and after the transition. In addition, in November 2004, Congress passed a non-binding resolution urging that legislation be considered in 2005 that would set a firm date for the broadcasters to return their analog spectrum. The adoption, by legislation or FCC regulation, of additional must-carry requirements would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming that may be more desirable to our customers.

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

Use of Our Cable Systems by the Government and Unrelated Third Parties

     The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use. For example, the Cable Act:

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

     For example, the Cable Act and/or FCC regulations and determinations:

Provide guidelines for the exercise of local regulatory authority that:

•	affirm the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

•	generally prohibit us from operating in communities without a franchise;

•	permit local authorities, when granting or renewing our franchises, to establish requirements for cable - related facilities and equipment, but prohibit franchising authorities from establishing requirements for specific video programming or information services other than in broad categories; and

•	permit us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability.

Generally prohibit franchising authorities from:

•	imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services;

•	imposing franchise fees on revenues we derive from providing telecommunications or information services over our cable systems ;

•	restricting our use of any type of subscriber equipment or transmission technology; and

•	requiring payment of franchise fees to the local franchising authority in excess of 5.0% of our gross revenues derived from providing cable services over our cable system.

Encourage competition with existing cable systems by:

•	allowing municipalities to operate their own cable systems without franchises; and

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area.

Provide renewal procedures:

•	The Cable Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority’s consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux.

     The Cable Act and the FCC allow cable operators to pass franchise fees on to subscribers and to separately itemize them on subscriber bills. In 2003 an appellate court affirmed an FCC ruling that franchise fees paid by cable operators on non-subscriber related revenue (such as cable advertising revenue and home shopping commissions) may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed.

     In connection with its decision in March 2002 classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. In 2003 an appellate court vacated the FCC’s decision classifying cable operators’ Internet services as an interstate “information service” and not a “telecommunications service”; however, the United States Supreme Court has agreed to hear the FCC’s appeal of the appellate court decision. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

Ownership Limitations

     The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels which can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC’s rules implementing these statutory provisions and remanded the case to the FCC for further proceedings.

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

     The 1996 amendments to the Cable Act made far-reaching changes in the relationship between local telephone companies and cable service providers. These amendments:

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

     Pursuant to these changes in federal law, local telephone companies may now provide service as traditional cable operators with local franchises or they may opt to provide their programming over open video systems, subject to certain conditions, including, but not limited to, setting aside a portion of their channel capacity for use by unaffiliated program distributors on a non-discriminatory basis. Open video systems are exempt from certain regulatory obligations that currently apply to cable operators. The decision as to whether an operator of an open video system must obtain a local franchise is left to each community.

     The 1996 amendments to the Cable Act allow registered utility holding companies and subsidiaries to provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. In 2004, the FCC adopted rules: 1) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and 2) that seek to avoid interference with existing services. Electric utilities could be formidable competitors to cable system operators.

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

Cable Equipment

     The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also require multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third party vendors to provide set-tops with basic converter functions. Beginning July 1, 2006 cable operators will be prohibited from leasing digital set-top terminals that integrate security and basic navigation functions.

     To promote compatibility of cable television systems and consumer electronics equipment the FCC recently adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality.

Pole Attachment Regulation

     The Cable Act requires certain public utilities, defined to include all local telephone companies and electric utilities except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

     Increases in attachment rates due to the FCC’s new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The United States Supreme Court will review an appellate court decision classifying Internet services provided over cable systems to include a “telecommunications service” component. If the Supreme Court affirms the appellate court’s decision, it may subject our pole attachments to higher rates.

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

     The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations. The FCC routinely conducts rulemaking proceedings that may change its existing rules or lead to new regulations. We are unable to predict the impact that any further FCC rule changes may have on our business and operations.

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

     In a report to Congress, the U.S. Copyright Office recommended that Congress make major revisions to both the cable television and satellite compulsory licenses. In 1999, Congress modified the satellite compulsory license in a manner that permits DBS service providers to become more competitive with cable operators. Congress recently adopted legislation extending this authority through 2009. The possible simplification, modification or elimination of the cable communications compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local broadcast signals.

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

     Our cable systems also utilize music in other programming and advertising that we provide to subscribers. The rights to use this music are controlled by various music performing rights organizations from which performance licenses must be obtained. Cable industry representatives negotiated standard license agreements with the largest music performing rights organizations covering locally originated programming, including advertising inserted by the cable operator in programming produced by other parties. These standard agreements require the payment of music license fees for earlier time periods, but such license fees have not had a significant impact on our business and operations.

Interactive Television

     The FCC has issued a Notice of Inquiry covering a wide range of issues relating to interactive television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

Privacy

     The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, some states in which we operate have also enacted customer privacy statutes that are in some cases more restrictive than those in federal law.

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

     A number of ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers, which is often called “open access.” Many local franchising authorities have examined the issue of open access and a few have required cable operators to provide such access, although several federal courts have ruled that localities are not authorized to require open access. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access and other requirements related to the merged company’s Internet and Instant Messaging platforms.

     In March of 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service, a classification that is currently under review by the United States Supreme Court. At the same time, the FCC initiated a rulemaking proceeding designed to address a number of issues resulting from this regulatory classification, including the following:

•	the FCC confirmed that there is no current legal requirement for cable operators to grant open access now that cable modem service is classified as an information service. The FCC is considering, however, whether it has the authority to impose open access requirements and, if so, whether it should do so, or whether to permit local authorities to impose such a requirement.

•	the FCC found that cable modem service is an information service, not a cable service, which has resulted in several court rulings that local franchise authorities may not collect franchise fees on cable modem service revenues under existing laws and regulations.

•	the FCC concluded that federal law does not permit local franchise authorities to impose additional franchise requirements on cable modem service. It is considering, however, whether local franchise authorities nonetheless have the authority to impose restrictions, requirements or fees because cable modem service is delivered over cable using public rights of way.

•	the FCC is considering whether cable operators providing cable modem service should be required to contribute to a “universal service fund” designed to support making service available to all consumers, including those in low income, rural and high-cost areas at rates that are reasonably comparable to those charged in urban areas.

•	the FCC is considering whether it should take steps to ensure that the regulatory burdens on cable systems providing cable modem service are comparable to those of other providers of Internet access service, such as telephone companies. One method of achieving comparability would be to make cable operators subject to some of the regulations that do not now apply to them, but are applicable to telephone companies.

     Challenges to the FCC’s classification of cable Internet access service as an information service and not a cable service or a telecommunications service have been filed in federal court. Based on a finding that it was bound by an earlier decision, an appellate courts overturned the FCC’s classification and found cable Internet service to include both information service and telecommunications service components. The United States Supreme Court has agreed to hear an appeal of the appellate court’s decision. If the lower court’s decision prevails, it could result in an open access requirement and other obligations imposed on telecommunications carriers. Any such requirements could adversely affect our results of operations.

Voice-Over-Internet Protocol Telephony

     The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Currently, numerous cable operators are exploring, planning or have commenced offering Voice-over-Internet-Protocol (“VoIP”) telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unsolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation.

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

ITEM 2. PROPERTIES

     Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers’ homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of set-top devices and cable modems.

     Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity.

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

ITEM 3. LEGAL PROCEEDINGS

     On April 5, 2004, a lawsuit was filed against us, MCC Georgia LLC, one of our indirect subsidiaries, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by us and MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of our employees, who allegedly acted as an agent for the defendants, by which we received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted our motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over us exists. There have been no further proceedings since that date. We intend to vigorously defend against these claims. At the present time, we are unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not those damages would be material.

     We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Rocco B. Commisso	55	Chairman and Chief Executive Officer
Mark E. Stephan	48	Executive Vice President, Chief Financial Officer, Treasurer & Director
John G. Pascarelli	43	Executive Vice President, Operations
Italia Commisso Weinand	51	Senior Vice President, Programming & Human Resources
Joseph E. Young	56	Senior Vice President, General Counsel & Secretary
Charles J. Bartolotta	50	Senior Vice President, Customer Operations
Calvin G. Craib	50	Senior Vice President, Business Development
Brian M. Walsh	39	Senior Vice President & Corporate Controller
Craig S. Mitchell	46	Director
William S. Morris III	70	Director
Thomas V. Reifenheiser	69	Director
Natale S. Ricciardi	56	Director
Robert L. Winikoff	58	Director

     Rocco B. Commisso has 27 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

     Mark E. Stephan has 18 years of experience with the cable television industry and has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2003. Prior to that he was Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

     John G. Pascarelli has 24 years of experience in the cable television industry and has served as our Executive Vice President, Operations since November 2003. Prior to that he was our Senior Vice President, Marketing Consumer Services from June 2000 and our Vice President of Marketing from March 1998. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

     Italia Commisso Weinand has 28 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.

     Joseph E. Young has 20 years of experience with the cable television industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

     Charles J. Bartolotta has 22 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

     Calvin G. Craib has 23 years of experience in the cable television industry and has served as our Senior Vice President, Business Development since August 2001. Prior to that he was our Vice President, Business Development since April 1999. Before joining us in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

     Brian M. Walsh has 16 years of experience in the cable television industry and has served as our Senior Vice President and Corporate Controller since February 2005. Prior to that he was our Senior Vice President, Financial Operations from November 2003, our Vice President, Finance and Assistant to the Chairman from November 2001, our Vice President and Corporate Controller from February 1998 and our Director of Accounting from November 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

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

     Thomas V. Reifenheiser served for more than five years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a director of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is also a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company.

     Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past five years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its President/Team Leader, Global Manufacturing, with responsibility for all of Pfizer’s manufacturing facilities.

     Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal, LLP since August 2000. Prior thereto, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal, LLP currently serves as our outside general counsel, and prior to such representation, Cooperman Levitt Winikoff Lester & Newman, P.C. served as our outside general counsel from 1995.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES

     Our Class A common stock is traded on the Nasdaq National Market under the symbol “MCCC”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by the Nasdaq National Market:

	2004		2003
	High	Low	High	Low
First Quarter	$9.99	$7.40	$10.04	$6.86
Second Quarter	$8.23	$6.95	$10.79	$8.37
Third Quarter	$7.85	$5.86	$10.80	$6.71
Fourth Quarter	$7.11	$5.10	$8.80	$6.46

     As of February 4, 2005, there were approximately 750 holders of record of our Class A common stock and 5 holders of record of our Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

     The following is a summary of our repurchases of Class A common shares during 2004 under the $50.0 million repurchase program, authorized by our Board of Directors in May 2000 and reaffirmed on August 3, 2004:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Program	the Program
Third Quarter 2004	596,092	$6.13	596,092	$40,380,751

October	—	—	—	$40,380,751
November	446,100	$5.66	446,100	$37,853,837
December	—	—	—	$37,853,837

Fourth Quarter 2004	446,100	$5.66	446,100	$37,853,837

	1,042,192	$5.93	1,042,192	$37,853,837

ITEM 6. SELECTED FINANCIAL DATA

     In the table below, we provide you with selected historical consolidated financial and operating data for the years ended December 31, 2000 through 2004 and balance sheet data as of December 31, 2000 through 2004, which are derived from our audited consolidated financial statements. We have significantly expanded our business through acquisitions. In June and July 2001, we acquired cable systems serving approximately 800,000 basic subscribers for an aggregate purchase price of $2.06 billion.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(dollars in thousands, except per share data)
	(unaudited)
Statement of Operations Data:
Revenues	$1,057,226	$1,004,889	$923,033	$585,175	$328,258
Costs and expenses:
Service costs	412,841	385,129	359,737	219,479	110,442
Selling, general and administrative expenses	211,428	196,826	173,970	105,794	55,820
Corporate expenses(2)	19,276	17,237	18,075	11,609	34,283
Depreciation and amortization	217,262	273,307	319,435	310,785	178,331

Operating income (loss)	196,419	132,390	51,816	(62,492)	(50,618)
Interest expense, net	(192,740)	(190,199)	(188,304)	(139,867)	(68,955)
Gain (loss) on derivative instruments, net	16,125	9,057	(13,877)	(8,441)	—
Gain (loss) on sale of assets and investments, net	5,885	(1,839)	—	—	—
Other (expense) income	(12,061)	(11,460)	(11,093)	21,653	(30,024)

Net income (loss) before income taxes	13,628	(62,051)	(161,458)	(189,147)	(149,597)
Provision for income taxes	76	424	200	87	250

Net income (loss) before cumulative effect of accounting change	13,552	(62,475)	(161,658)	(189,234)	(149,847)
Cumulative effect of accounting change(3)	—	—	—	(1,642)	—

Net income (loss)	$13,552	$(62,475)	$(161,658)	$(190,876)	$(149,847)

Basic and diluted earnings (loss) per share:(4)
Before cumulative effect of accounting change	$0.11	$(0.53)	$(1.35)	$(1.78)	$(1.79)
Cumulative effect of accounting change	—	—	—	(0.02)	—

Basic and diluted earnings (loss) per share:	$0.11	$(0.53)	$(1.35)	$(1.80)	$(1.79)

Weighted average common shares outstanding (4)
Basic weighted average shares outstanding	118,533,513	118,627,262	119,607,605	105,779,737	83,803,032
Diluted weighted average share outstanding	118,543,126	118,627,262	119,607,605	105,779,737	83,803,032
Balance Sheet Data (end of period):
Total assets	$3,635,655	$3,662,763	$3,703,974	$3,664,848	$1,379,972
Total debt	3,009,632	3,051,492	3,019,211	2,798,000	987,000
Total stockholders’ equity	293,512	285,114	346,541	507,576	261,621

(continued on next page)

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(dollars in thousands, except per share data)
	(unaudited)
Other Data:
Operating income before depreciation and amortization(5)	$413,681	$405,697	$371,251	$248,293	$127,713
Operating income before depreciation and amortization margin(6)	39.1%	40.4%	40.2%	42.4%	38.9%
Net cash flows provided by (used in):
Operating activities	$224,611	$206,900	$172,596	$258,625	$95,527
Investing activities	(177,424)	(221,444)	(421,602)	(2,402,947)	(297,110)
Financing activities	(49,127)	9,135	216,923	2,203,477	201,262
Operating Data: (end of period)
Estimated homes passed(7)	2,785,000	2,755,000	2,715,000	2,630,000	1,173,000
Basic subscribers(8)	1,458,000	1,543,000	1,592,000	1,595,000	779,000
Basic penetration(9)	52.4%	56.0%	58.6%	60.6%	66.4%
Digital customers(10)	396,000	383,000	371,000	321,000	40,000
Data customers(11)	367,000	280,000	191,000	115,000	15,600

(1)	Mediacom Communications Corporation was organized as a Delaware corporation in November 1999 and completed an initial public offering in February 2000. Mediacom LLC was formed as a New York limited liability company in July 1995 and since that time its taxable income or loss has been included in the federal and certain state income tax returns of its members. Upon completion of our initial public offering, we became subject to the provisions of Subchapter C of the Internal Revenue Code. As a C corporation, we are subject to federal, state and local income taxes.

(2)	Represents actual corporate expenses subsequent to our initial public offering in February 2000 and fees paid to Mediacom Management Corporation, a Delaware corporation, for management services rendered to our operating subsidiaries under management agreements prior to our initial public offering. Such management agreements were terminated upon the completion of our initial public offering. At that time, Mediacom Management’s employees became our employees and its corporate overhead became our corporate overhead. Corporate expenses include non-cash stock charges relating to corporate expenses as follows:

•	for the years ended December 31, 2002 and 2001, $5.3 million and $2.9 million, respectively, resulted from the vesting of equity grants made during 1999 to certain members of our management team.

•	for the year ended December 31, 2000, a one-time $24.5 million charge resulting from the termination of the management agreements with Mediacom Management upon completion of our initial public offering in February 2000 and a $3.8 million charge relating to the vesting of equity grants made during 1999 to certain members of our management team.

(3)	Relates to our adoption of Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(4)	Basic and diluted earnings (loss) per share is calculated based on the weighted average shares outstanding. Prior to our initial public offering, the weighted average shares outstanding was computed based on the conversion ratio used to exchange the Mediacom LLC’s membership units for shares of Mediacom Communications Corporation Class A and Class B common stock immediately prior to our initial public offering.

(5)	Operating income before depreciation and amortization (“OIBDA”) is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures.

OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

The following represents a reconciliation of OBIDA to operating income (loss), which is the most directly comparable GAAP measure:

	Year Ended December 31,
	2004	2003	2002	2001	2000
OIBDA	$413,681	$405,697	$371,251	$248,293	$127,713
Depreciation and amortization	(217,262)	(273,307)	(319,435)	(310,785)	(178,331)

Operating income (loss)	$196,419	$132,390	$51,816	$(62,492)	$(50,618)

(6)	Represents OIBDA as a percentage of revenues. See note 5 above.

(7)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(8)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the applicable combined limited and expanded cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other cable companies.

(9)	Represents basic subscribers as a percentage of estimated homes passed.

(10)	Represents customers that receive digital cable services.

(11)	Represents residential data customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements less than 5Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other cable companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the “Risk Factors” below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002.

Overview

     In 2003, we completed our planned network upgrade program that significantly increased bandwidth and enabled interactivity. As of December 31, 2004, approximately 99% of our cable network was upgraded with 550MHz to 870MHz bandwidth capacity and about 99% of our estimated homes passed were activated with two-way communications capability. As of the same date, approximately 96% of our basic subscribers were served by our 50 largest headend facilities. Expressed in megahertz, or MHz, bandwidth represents a system’s capacity to deliver telecommunication services. A headend facility is the location where signals are received and processed for distribution over a cable system to our customers.

     Our network technology allows us to offer an array of advanced video, data and voice products and services, including VOD, DVRs, HDTV, HSD and, beginning in the second quarter of 2005, cable telephony. We currently offer video and HSD bundles, and when we introduce cable telephony, we will offer triple play bundles of video, HSD and voice. Bundled products and services offer our subscribers a single provider contact for provisioning, billing and customer care.

     We face increasing competition for our video programming services, most notably from DBS service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. As of December 31, 2004, local-to-local launches in our markets represented an estimated 92% of our basic subscribers. During 2004, competitive pressure from DBS service providers further intensified when they launched local television channels in additional markets representing an estimated 30% of our basic subscriber base. These local-into-local launches were usually accompanied by heavy marketing and advertising and are the primary cause of our loss of basic subscribers during the last two years.

     In September 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama, Florida and Mississippi experienced, to varying degrees, damage to cable plant and other property and equipment, business interruption and loss of customers. This hurricane caused a temporary loss of an estimated 8,000 basic subscribers, 2,000 digital customers and 1,000 data customers in these three states. While we believe many of these customers will return to our service, there can be no assurance that they will do so. The revenue impact and the costs incurred are reflected in our consolidated financial statements, and are detailed as follows: revenues were recorded net of $2.9 million of service interruption credits issued to customers; service costs included $0.9 million of incremental costs to cover the repair of our facilities, the use of outside contractors to help repair cable plant and increased employee costs; selling, general and administrative expenses included incremental costs of $0.3 million related to additional customer service employee costs required to support customers’ needs; and depreciation expense included $2.1 million due to an impairment of cable plant and other property and equipment. In addition, we incurred capital expenditures of approximately $8.1 million to replace or rebuild property, plant and equipment damaged by Hurricane Ivan. We are insured against certain losses related to the hurricane, subject to varying deductible amounts. At this time, we cannot estimate the amounts that will be ultimately recoverable under our insurance policies.

Actual Results of Operations

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     The following table sets forth the consolidated statements of operations for the years ended December 31, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2004	2003	$ Change	% Change
Revenues	$1,057,226	$1,004,889	$52,337	5.2%
Costs and expenses:
Service costs	412,841	385,129	27,712	7.2%
Selling, general and administrative expenses	211,428	196,826	14,602	7.4%
Corporate expenses	19,276	17,237	2,039	11.8%
Depreciation and amortization	217,262	273,307	(56,045)	(20.5%)

Operating income	196,419	132,390	64,029	48.4%
Interest expense, net	(192,740)	(190,199)	(2,541)	1.3%
Gain on derivatives, net	16,125	9,057	7,068	NM
Gain (loss) on sale of assets and investments, net	5,885	(1,839)	7,724	NM
Other expense	(12,061)	(11,460)	(601)	5.2%

Net income (loss) before provision for income taxes	13,628	(62,051)	75,679	NM
Provision for income taxes	76	424	(348)	(82.1%)

Net income (loss)	$13,552	$(62,475)	$76,027	NM

  Revenues

     The following table sets forth revenue information for the years ended December 31, 2004 and 2003 (dollars in millions):

	Year Ended December 31,
	2004		2003
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$848.8	80.3%	$845.9	84.2%	$2.9	0.3%
Data	156.3	14.8%	116.3	11.6%	40.0	34.4%
Advertising	52.1	4.9%	42.7	4.2%	9.4	22.0%

	$1,057.2	100.0%	$1,004.9	100.0%	$52.3	5.2%

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

     Revenues rose 5.2%, net of service interruption credits given to customers affected by the hurricane. Excluding such credits, revenues rose 5.5%, largely attributable to an increase in broadband data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in basic subscribers during the period.

     Video revenues rose 0.3% as a result of the aforementioned basic rate increases, substantially offset by a loss of basic subscribers from 1,543,000 to 1,458,000. Digital customers increased 3.4% to 396,000 as compared to 383,000 a year ago. Our loss in basic subscribers resulted primarily from increased competitive pressures by DBS service providers, particularly in those markets where we experienced their local-into-local launches and, to a lesser extent, from our tighter customer credit policies. In an effort to reverse this video subscriber trend, we have been increasing our customer retention efforts and our emphasis on product bundling, enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVR and more local programming.

     Data revenues rose 34.4%, due primarily to a 31.1% increase in data customers from 280,000 to 367,000 and an increased contribution from our relatively new commercial enterprise business.

     Advertising revenues increased 22.0%, primarily as a result of higher local advertising sales, including political advertising and, to a lesser extent, the completion of an interconnect in one of our larger markets. Political advertising contributed approximately 45.0% of this increase. Also in 2004, we completed an interconnect agreement, under which we represent other cable operators to jointly sell local advertising, which accounted for 29.8% of the growth. We do not expect growth in advertising revenues to continue at the same rate in 2005, due to the likely reduction in political advertising and because we do not currently expect to enter into any new material interconnect agreements.

  Costs and Expenses

     Service costs include: fees paid to programming suppliers; expenses related to wages and salaries of technical personnel who maintain our cable network and perform customer installation activities; broadband data access costs, including costs of bandwidth connectivity, customer provisioning and technical support and plant operating costs, such as utilities and pole rental expense. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our basic subscribers.

     Service costs increased 7.2%, primarily due to increases in programming expenses, employee costs and plant operating costs. The largest component of service costs is programming related expense which increased 3.5%, as a result of rate increases on basic and premium services, significantly offset by a reduction in basic subscribers and an increase in launch support received from programmers in return for our carriage of their programming services. Employee and plant operating costs increased 23.7%, primarily due to increases in employee benefits, operational insurance claims and the expensing of such operational costs resulting from the continued transition from upgrade construction in 2003 to maintenance activities in 2004. Service costs as a percentage of revenues were 39.0% for the year ended December 31, 2004, as compared with 38.3% for the year ended December 31, 2003.

     Selling, general and administrative expenses include: wages and salaries for our call center, customer service and support and administrative personnel; franchise fees and taxes; and expenses related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses increased 7.4%, principally due to higher advertising, marketing and employee costs and higher taxes and fees, partially offset by a decrease in bad debt expense. Advertising costs increased 22.7% as a result of employee commissions on increased revenues. Employee costs increased 6.3% as a result of increases in employee compensation, benefit costs and customer service overtime, driven by higher call volumes related to the rollout of new products. Marketing costs rose 16.9% as a result of mass media campaigns to support the rollout of new advanced services, and to promote customer retention and acquisition initiatives. Taxes and fees increased 4.9% due to higher state property taxes. This increase in selling, general and administrative expenses was partly offset by a 7.6% decrease in bad debt expense as a result of improved customer credit and collection policies. Selling, general and administrative expenses as a percentage of revenues were 20.0% for the year ended December 31, 2004, as compared with 19.6% for the year ended December 31, 2003.

     We expect continued revenue growth in advanced services, which include digital video, HDTV and broadband data access and, in the second quarter of 2005, the launch of cable telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses increased 11.8%, primarily due to increases in legal and accounting fees, general insurance expenses and employee costs offset by greater capitalization of labor and overhead costs related to increased capital activities in 2004 related to the cable telephony project. Corporate expenses as a percentage of revenues were 1.8% for the year ended December 31, 2004, as compared with 1.7% for the year ended December 31, 2003.

     Depreciation and amortization decreased 20.5%, primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program, this was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services including video-on-demand, high-definition television, digital video recorders and broadband data access. See Note 2 to our consolidated financial statements.

  Interest Expense, net

     Interest expense, net, increased by 1.3%, primarily due to slightly higher market interest rates on variable rate debt and lower interest expense capitalization associated with the substantial reduction of upgrade/rebuild capital expenditures, partially offset by lower indebtedness.

  Gain on Derivatives, net

     We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2004 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $16.1 million for the year ended December 31, 2004, as compared to a gain on derivatives of $9.1 million for the year ended December 31, 2003.

  Gain (loss) on Sale of Assets and Investments, net

     We had a net gain on sale of assets and investments amounting to $5.9 million for the year ended December 31, 2004 as compared to a loss of $1.8 million for the year ended December 31, 2003. The net gain was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.1 million.

  Other Expense

     Other expense was $12.1 million and $11.5 million for the years ended December 31, 2004 and 2003, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Provision for Income Taxes

     Provision for income taxes was approximately $76,000 and $424,000 for the years ended December 31, 2004 and 2003, respectively. The provision for income taxes relates to state income tax liabilities.

  Net income (loss)

     As a result of the factors described above, we generated net income for the year ended December 31, 2004 of $13.6 million, as compared to a net loss of $62.5 million for the year ended December 31, 2003.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     The following table sets forth the consolidated statements of operations for the years ended December 31, 2003 and 2002 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2003	2002	$ Change	% Change
Revenues	$1,004,889	$923,033	$81,856	8.9%
Costs and expenses:
Service costs	385,129	359,737	25,392	7.1%
Selling, general and administrative expenses	196,826	173,970	22,856	13.1%
Corporate expenses	17,237	18,075	(838)	(4.6%)
Depreciation and amortization	273,307	319,435	(46,128)	(14.4%)

Operating income	132,390	51,816	80,574	155.5%
Interest expense, net	(190,199)	(188,304)	(1,895)	1.0%
Gain (loss) on derivatives, net	9,057	(13,877)	22,934	NM
Loss on sale of assets and investments, net	(1,839)	—	(1,839)	NM
Other expense	(11,460)	(11,093)	(367)	3.3%

Net loss before provision for income taxes	(62,051)	(161,458)	99,407	NM
Provision for income taxes	424	200	224	112.0%

Net loss	$(62,475)	$(161,658)	$99,183	NM

  Revenues

     The following table sets forth revenue information for the years ended December 31, 2003 and 2002 (dollars in millions):

	Year Ended December 31,
	2003		2002
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$845.9	84.2%	$812.8	88.1%	$33.1	4.1%
Data	116.3	11.6%	70.7	7.6%	45.6	64.5%
Advertising	42.7	4.2%	39.5	4.3%	3.2	8.1%

	$1,004.9	100.0%	$923.0	100.0%	$81.9	8.9%

     Revenues rose 8.9% attributable to a 46.6% increase in high-speed data customers and basic rate increases applied on our video customers, driven in large part by our own programming cost increases.

     Video revenues increased 4.1% as a result of the aforementioned basic rate increases, partially offset by a 3.0% decline in basic subscribers, after adjusting for, small acquisitions and divestitures during 2003. Our loss in basic subscribers resulted primarily from greater competitive pressures by DBS service providers, particularly in those markets where we experienced their local-to-local launches.

     Data revenues rose 64.5% due, in large part, to a 46.6% increase in data customers from 191,000 to 280,000.

     Advertising revenues increased 8.1% primarily as a result of bringing in-house certain markets previously managed by third parties. Instead of receiving advertising revenues which are net of commissions paid to the third parties, we now record the full revenues from these markets with the related expenses, including in-house commissions, which are recorded as selling, general and administrative expenses.

  Costs and Expenses

     Service costs increased 7.1% over the prior year, which included $4.3 million of one-time incremental costs related to our transition to our Mediacom Online high-speed Internet access service. These costs represented the excess over the agreed-upon charges owed to our former high-speed provider that were incurred in the first quarter of 2002. Excluding these incremental costs, service costs would have increased 8.4% or $29.7 million. Approximately half of this increase was due to servicing the growth in our data customers of 89,000, with the balance primarily represented by increases in unit costs for basic programming. The increase in total programming costs, however, was partially offset by the aforementioned decline in basic subscribers as well as a decrease in premium service units. As a percentage of revenues, service costs were 38.3% for the year ended December 31, 2003, as compared with 39.0% for the year ended December 31, 2002.

     Selling, general and administrative expenses increased 13.1%, principally due to higher customer support, marketing, call center and bad debt expenses, and higher taxes and fees. Customer support expenses increased 35.5% as a result of higher staffing levels and employee commissions. Marketing expenses rose 13.7% to support the digital television and data products and services, to cover the costs of advertising campaigns we deployed to counter competitive pressures from DBS, and to pay commissions to our marketing personnel. Expenses relating to our call centers, mainly customer service personnel and telecommunications, increased 9.0% as a result of increased staffing and higher call volumes experienced during the year. Bad debt expense rose 24.7% primarily as a result of higher customer churn and the implementation throughout the year of tighter customer credit controls. As a percentage of revenues, selling, general and administrative expenses were 19.6% for the year ended December 31, 2003, as compared with 18.8% for the year ended December 31, 2002.

     Corporate expenses decreased 4.6%, primarily due to the recognition of $5.3 million of non-cash stock charges during the year ended December 31, 2002, which represented vesting in equity interests granted to certain members of our management team, offset by a greater number of corporate employees and increases in salaries, legal and other professional fees, and insurance premiums. As a percentage of revenues, corporate expenses were 1.7% for the year ended December 31, 2003, as compared with 2.0% for the year ended December 31, 2002.

     Depreciation and amortization decreased 14.4%, primarily due to changes, effective July 1, 2003, in the estimated useful lives of our cable systems and equipment in conjunction with the completion of our network upgrade and rebuild program. These changes reduced depreciation by $63.5 million for the year ended December 31, 2003. This decrease was offset in part by increased depreciation for investments in our cable network and ongoing investments to continue the rollout of products and services such as video-on-demand, high-definition television and high-speed Internet access. See Note 2 to our consolidated financial statements.

  Interest Expense, net

     Interest expense, net, remained relatively flat year over year. This was primarily due to higher average indebtedness offset by a decrease in market interest rates on our variable rate debt.

  Gain (loss) on derivative instruments, net

     We enter into interest rate exchange agreements, or interest rate swaps, to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense due to changes in variable market interest rates. As of December 31, 2003 we had interest rate swaps with an aggregate principal amount of $800.0 million, compared to $790.0 million as of December 31, 2002. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivative instruments amounting to $9.1 million for the year ended December 31, 2003, as compared to loss on derivative instruments of $13.9 million for the year ended December 31, 2002.

  Loss on sale of assets and investments, net

     We had a loss on the sale of assets and investments amounting to $1.8 million for the year ended December 31, 2003. The loss was principally due to a sale of a small cable system in September 2003 with approximately 1,500 subscribers for gross proceeds of $3.1 million.

  Other expense

     Other expense was $11.5 million for the year ended December 31, 2003, as compared to $11.1 million for the year ended December 31, 2002. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

  Provision for Income Taxes

     Provision for income taxes was approximately $424,000 and $200,000 for the years ended December 31, 2003 and 2002, respectively. The provision for income taxes relates to state income tax liabilities.

  Net loss

     Due to the factors described above, we generated a net loss of $62.5 million and $161.7 for the years ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

     In recent years, we have made significant capital investments in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments are now more focused on the deployment of new products and services, including VOD, DVRs, HSD and cable telephony. We also may continue to make strategic acquisitions of cable systems. Given our level of indebtedness, we also have significant amounts of interest expense to pay each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing.

  Operating Activities

     Net cash flows provided by operating activities were $224.6 million for the year ended December 31, 2004, as compared to $206.9 million for the prior year, and reflected primarily our operating income before depreciation and amortization and, to a much lesser extent, changes in accounts payable and accrued expenses.

  Investing Activities

     Net cash flows used in investing activities were $177.4 million for the year ended December 31, 2004, as compared to $221.4 million for the prior year, and principally comprised capital expenditures. For the year ended December 31, 2004, we made capital expenditures of $181.4 million, including $8.1 million to replace or rebuild property, plant and equipment damaged by Hurricane Ivan and $6.6 million to fund our cable telephony initiative. This compares to $231.5 million and $408.3 million we invested in 2003 and 2002, respectively, which reflected significantly higher levels of capital expenditures for network upgrade and rebuild activities than in 2004. This reduction in capital expenditures resulted primarily from the completion of our planned network upgrade program in 2003. A larger percentage of our capital spending in 2004 was attributable to the deployment of our advanced products and services, including VOD, HDTV and HSD, and our preparation for the launch of cable telephony. In 2004, approximately 55% of our capital expenditures was for advanced product and service deployment and cable telephony; 17% was for rebuild and upgrade activities, including modifications to our cable network; 15% was for extensions of our cable network to enter new service territories; and 13% was for outlays associated with non-network assets. This trend of spending more on the deployment of advanced products and services as compared to network improvements is expected to continue in 2005 and beyond. We plan to invest between $200 million and $210 million in capital expenditures in 2005.

     During 2004, we also acquired a small cable system for $3.4 million and received $10.6 million in proceeds from the sale of assets and investments, including the divestiture of a small cable system.

  Financing Activities

     Net cash flows used in financing activities were $49.1 million for the year ended December 31, 2004, as compared to $9.1 million of net cash flows provided by financing activities the prior year. In 2004, our principal financing activities included the repayment of bank indebtedness in the amount of $41.9 million and repurchase of shares of our Class A common stock in the amount of $6.2 million.

  Description of Our Credit Facilities

     We own our cable systems through two principal subsidiaries, Mediacom Broadband LLC and Mediacom LLC. In October 2004, the operating subsidiaries of Mediacom LLC refinanced their two bank credit facilities (the “two prior LLC credit facilities”) with a new $1.15 billion bank credit facility (the “LLC credit facility”) that expires in March 2013. The LLC credit facility consists of a $400.0 million revolving credit commitment, a $200.0 million delayed-draw term loan and a $550.0 million term loan, which are subject to amortization, as applicable. Approximately $658.0 million was drawn from the LLC credit facility at closing, of which approximately $652 million was used to pay in full the outstanding indebtedness, including accrued interest, under the two prior LLC credit facilities and the balance was used to pay fees and expenses related to this new credit facility. The financial obligations of the operating subsidiaries under the two prior LLC credit facilities have been satisfied, and these credit facilities have been terminated. As of December 31, 2004, $646.0 million was outstanding under the LLC credit facility. In January 2005, we borrowed the entire amount of the $200.0 million term loan and repaid a portion of our indebtedness under our revolving credit commitments.

     The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility (the “Broadband credit facility”) that expires in September 2010 and consists of a $600.0 million revolving credit commitment, a $300.0 million term loan and a $500.0 million term loan, which are subject to commitment reductions and amortization, as applicable. In December 2004, these operating subsidiaries amended their bank credit agreement to conform its definitions, financial covenants, and other terms (including those relating to letters of credit, mandatory prepayment, representations and warranties, negative covenants and events of default) to those of the credit agreement of the LLC credit facility. As of December 31, 2004, $960.5 million was outstanding under the Broadband credit facility.

     We have entered into interest rate exchange agreements, which expire from June 2005 through March 2007, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of December 31, 2004, about 73.2% of the Company’s outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

     As of December 31, 2004, our total debt was approximately $3.0 billion and we were in compliance with all covenants under our debt arrangements. On that same date, our annualized cost of debt was approximately 6.8%, and we had unused revolving commitments under our credit facilities of about $908.5 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements, including the applicable financial measures of leverage and interest coverage. The average interest rate for borrowings under the revolving commitments of our credit facilities is now LIBOR plus 1.25%

     As of December 31, 2004, approximately $14.5 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.

     Although we have not generated earnings sufficient to cover fixed charges in the past, we have generated cash and obtained financing sufficient to meet our short-term requirements, including our debt service, working capital and capital expenditures. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise. However, there can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

  Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2004 and thereafter (dollars in thousands)*:

			Capital	Operating
	Debt		Leases	Leases	Total(2)
2005	$40,500		$2,200	$4,296	$46,996
2006	220,500	(1)	2,269	2,045	224,814
2007	70,500		1,120	1,583	73,203
2008	270,500		43	824	271,367
2009	214,000		—	583	214,583
Thereafter	2,188,000		—	1,288	2,189,288

Total cash obligations	$3,004,000		$5,632	$10,619	$3,020,251

* Refer to Note 7 to our consolidated financial statements for a discussion of our long-term debt, and to Note 12 for a discussion of our operating leases and other commitments and contingencies.

(1)	Includes $172.5 million of convertible senior notes due 2006.

(2)	Excludes interest expense.

Critical Accounting Policies

     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 2 of our consolidated financial statements.

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

  Income Taxes

     We account for income taxes using the liability method as stipulated by SFAS No. 109 “Accounting for Income Taxes”. This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and anticipated benefit of utilizing net operating loss carryforwards. We assess the likelihood of realization of deferred tax assets and net operating loss carryforwards by considering the scheduled reversal of deferred tax liabilities, taxable income in future periods and available prudent tax planning strategies. At December 31, 2004, we have recorded a net deferred tax asset valuation allowance of approximately $222.8 million. We will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. Should there be a change in our ability to recover our deferred tax assets, our valuation allowance would decrease or increase in the period in which we determined that the recovery of our deferred tax assets were either likely or unlikely, respectively.

  Intangibles

     Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142 we no longer amortize the cable franchise rights and other indefinite-lived assets. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

     Upon adoption of SFAS No. 142, we determined that no impairment of our franchise costs and goodwill existed as of January 1, 2002. Subsequent impairment tests performed in 2002 and 2003 reflected no impairment of our franchise costs and goodwill. We completed our most recent impairment test as of October 1, 2004, which reflected no impairment of our franchise costs and goodwill. Our use of discounted cash flow analyses in determining the fair value of each cable system cluster involves certain assumptions and estimates, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future.

  Impairment of Long-Lived Assets

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

  Derivatives

     We account for derivatives instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. During 2004, 2003 and 2002, none of our derivative financial instruments were designated as hedges. Therefore, changes in fair value for the respective periods were recognized in earnings.

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

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R is effective for periods beginning after June 15, 2005. We plan on adopting SFAS No. 123R effective July 1, 2005 and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share.

     There are three methods of adopting SFAS No. 123R. The first method is called modified prospective method, which allows companies to avoid recording additional compensation expense for vested awards that are outstanding on the effective date of the SFAS No. 123R. Unvested awards outstanding on the effective date would be charged to expense over the remaining vesting period. The second method is similar to the modified prospective method, except it allows companies to restate earlier interim periods in the year of adoption using the applicable SFAS 123R pro forma amounts. The third method is the modified retrospective method, which directs companies to apply the modified prospective method and restate prior financial statements. We are currently evaluating these transitional methods.

     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provision of EITF 03-1.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Inflation and Changing Prices

     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the FCC’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

Risk Factors

Risks Related to our Business

     We have a history of net losses.

          We have a history of net losses. Although we reported net income of $13.6 million for the year ended December 31, 2004, we reported net losses of $161.7 million and $62.5 million for the years ended December 31, 2002 and 2003, respectively. The principal reasons for our prior net losses include the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money.

     If we are unsuccessful in implementing our growth strategy, our business and results of operations could be adversely affected.

          We currently expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services and the introduction of additional new services. Relatively new services include HSD, VOD, DVRs and HDTV. We plan to offer cable telephony service to our subscribers beginning with certain markets in the second quarter of 2005 and expanding to an additional 1.6 million homes in our markets within twelve months of our initial market launch. We may not be able to successfully expand existing services or introduce cable telephony due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth.

     Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to subscribers.

          Our programming costs have been, and are expected to continue to be, one of our largest single expense items. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. This increase in programming costs is expected to continue, and we may not be able to pass all programming cost increases on to our customers. In addition, as we add programming to our basic and expanded basic programming tiers, we may not be able to pass all of our costs of the additional programming on to our customers without the potential loss of basic subscribers. To the extent that we may not be able to pass increased or additional programming costs, particularly sports programming, through to subscribers, our business and results of operations will be adversely affected.

          We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.

     We operate in a highly competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of customers to direct broadcast satellite competition, and further loss of customers could have a material negative impact on our business.

          The industry in which we operate is highly competitive and is often subject to rapid and significant changes and developments in the marketplace and in the regulatory and legislative environment. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, greater brand name recognition and long-standing relationships with regulatory authorities and customers.

          Our video business faces competition primarily from DBS service providers. Our principal competitor in the HSD business, in markets where it is available, is telephone service, or DSL. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications, are each among the four largest providers of multichannel video programming services based on reported customers. In addition, DIRECTV’s affiliation with News Corporation could strengthen that company’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. Competition from DBS has had an adverse effect on our ability to retain customers. DBS has grown rapidly over the past several years and continue to do so. We have lost a significant number of customers to DBS competition, and will continue to face significant challenges from DBS providers.

          Local telephone companies, electric utilities and other municipal organizations are capable of offering video and other services in competition with us and they may increasingly do so in the future. Certain telephone companies have begun to deploy fiber more extensively in their networks and some have announced plans to deploy broadband services, including video programming services, in a manner to avoid the same regulatory burdens imposed on our business. These deployments will enable them to begin providing video services, as well as telephone and Internet access services, to residential and business customers. New laws or regulations at the federal or state level may clarify the ability of the local telephone companies to provide their services without obtaining state or local cable franchises. If local telephone companies are not required to obtain local cable franchises comparable to ours, it would be adverse to our business.

          We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products. Further losses of customers to DBS or other alternative video and HSD services could have a material adverse effect on our business.

          In our HSD business, we face competition primarily from telephone companies and other providers of “dial-up” and DSL. DSL service is competitive with HSD service over cable systems. Telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. In addition, certain DBS providers are currently offering two-way broadband data access services, which compete with our ability to offer bundled services to our customers.

          Our HSD business may also face competition in the future from registered utility holding companies and subsidiaries In 2004, the FCC adopted rules: (i) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and (ii) that seek to avoid interference with existing services. Electric utilities could be formidable competitors to us.

          Some of our competitors, including franchised, wireless or private cable operators, satellite television providers and local exchange carriers, may benefit from permanent or temporary business combinations such as mergers, joint ventures and alliances and the potential repeal of certain ownership rules, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

     If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.

          Our industry is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain, expand or upgrade our systems and respond to competitive pressures. An inability to maintain and expand our systems and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete and our results of operations.

     The loss of key personnel could have a material adverse effect on our business.

          Our success is substantially dependent upon the retention and continued performance of our key personnel, including Rocco B. Commisso, our Chairman and Chief Executive Officer. We have not entered into a long-term employment agreement with Mr. Commisso. If Mr. Commisso or any of our other key personnel cease to be employed by us for any reason, our business could be materially adversely affected. We do not currently maintain key man life insurance on Mr. Commisso or other key personnel.

     We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.

          We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. These items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, services or other items on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Indebtedness of us and our Operating Subsidiaries

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

     We have substantial existing debt and have significant interest payment requirements, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

          Our total debt as of December 31, 2004 was approximately $3.01 billion. Our interest expense for the year ended December 31, 2004 was $192.7 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

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

          The agreements and instruments governing our own and our subsidiaries’ indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under the respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

          We have invested substantial capital for the upgrade, expansion and maintenance of our cable systems and the launch and expansion of new or additional products and services. While we have completed our planned system upgrades, if there is accelerated growth in our video, HSD and voice products and services, or we decide to introduce other new advanced products and services, or the cost to provide these products and services increases, we may need to make unplanned additional capital expenditures. We may not be able to obtain the funds necessary to finance additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

Risks Related to Legislative and Regulatory Matters

     Our cable television business is subject to extensive governmental regulation.

          The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations. Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. The Communications Act contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

          Similarly, due to the increasing popularity and use of commercial online services and the Internet, certain aspects have become subject to regulation at the federal and state level such as collection of information online from children, disclosure of certain subscriber information to governmental agencies, commercial emails or “spam,” privacy, security and distribution of material in violation of copyrights. In addition to the possibility that additional federal laws and regulations may be adopted with respect to commercial online services and the Internet, it is possible that individual states may also impose such restrictions, potentially creating an intricate patchwork of laws and regulations. Future federal and/or state laws may cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations.

     Changes in channel carriage regulations could impose significant additional costs on us.

          Cable operators face significant regulation of their channel carriage. Currently, they can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. If the FCC or Congress were to require cable systems to carry both the analog and digital versions of local broadcast signals or to carry multiple program streams included with a single digital broadcast transmission, this carriage burden would increase substantially. Recently, the FCC reaffirmed that cable operators need only carry one programming service of each television broadcaster to fulfill its must-carry obligation.

     Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

          Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of the filing date of this report, approximately 12.4% of the estimated homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

     Pending FCC and court proceedings could adversely affect our HSD service.

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

          Challenges to the FCC’s classification of cable Internet access service as an “information service” and not a “cable service” or a “telecommunications service” have been addressed by a federal appellate court. Based on a finding that it was bound by an earlier decision, the appellate court overturned the FCC’s classification and found cable Internet service to include both “information service” and “telecommunications service” components. The United States Supreme Court has agreed to review the appellate court’s decision. If the appellate court’s decision prevails, it could result in an open access requirement and other obligations imposed on telecommunications carriers, which would be adverse to us.

     We may be subject to legal liability because of the acts of our HSD customers or because of our own negligence.

          Our HSD service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our cable modem service customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other Websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

          It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Additionally, we host website “portal pages” designed for use as a home page by, but not limited to, our HSD customers. These portal pages offer a wide variety of content from third parties which could contain errors or other material that could give rise to liability.

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

          Since we launched our proprietary Mediacom Online(SM) HSD service in February 2002, from time to time, we receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider—for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

     We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

          Local authorities and the FCC have been asked to require cable operators to provide non-discriminatory access over their cable systems to other Internet service providers. A federal court in each of California, Virginia and Florida has struck down these open-access requirements imposed by a variety of franchising authorities as unlawful. Each of these courts used different legal grounds to strike down the open-access requirements. However, an appellate court has found that cable modem service is part telecommunications service and part information service. The U.S. Supreme Court has agreed to hear an appeal of that decision. If not overturned, the decision could potentially result in open access being imposed on us. If we are required to provide access in this manner, it could have a significant adverse impact on our financial results, including by: (i) increasing competition; (ii) increasing the expenses we incur to maintain our systems; and/or (iii) increasing the expense of upgrading and/or expanding our systems.

We may become subject to additional regulatory burdens when we offer cable telephony service.

          The regulatory obligations of VoIP are currently under consideration by the FCC and state authorities. If our planned cable telephony service is deemed by regulators to be a telecommunications service or a state-regulated telephone service, such service could subject us to significant regulation as well as higher fees for pole attachments. The additional regulatory requirements could cause us to incur additional costs and we may not be able to meet them in a timely manner.

     Actions by pole owners might subject us to significantly increased pole attachment costs.

          Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that the provision of Internet access does not endanger a cable operator’s favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. However, an appellate court has subsequently held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service”, which possibly could lead to higher pole attachment rates. The U.S. Supreme Court has agreed to hear an appeal of the lower court’s decision. As a result of this uncertainty, utility pole owners in many areas are attempting to raise pole attachment rates and impose additional costs on cable operators and others. In addition, utility companies can increase the favorable pole attachment rates afforded cable operators under federal law if the operator provides telecommunications services, as well as cable service, over plant attached to utility poles. Our financial results could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

Risks related to our Chairman and Chief Executive Officer’s Controlling Position

     Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.

          Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned our common stock representing approximately 75.9% of the combined voting power as of December 31, 2004. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Commisso’s voting power may have the effect of discouraging offers to acquire Mediacom because any such acquisition would require his consent.

          We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership or that he would continue as an officer or director if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of shares could result in a change in control of our company, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our subsidiary credit agreements and could also trigger a variety of federal, state and local regulatory consent requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          In the normal course of business, we use interest rate exchange agreements (“interest rate swaps”) with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2004, we had $800.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 3.3%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At December 31, 2004, based on the mark-to-market valuation, we would have received approximately $0.3 million, including accrued interest, if we terminated these agreements.

          The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2004 (all dollars in thousands). See Note 7 to our consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:
January 1, 2005 to December 31, 2005	$—		$40,500	$2,200	$42,700
January 1, 2006 to December 31, 2006	172,500	(1)	48,000	2,269	222,769
January 1, 2007 to December 31, 2007	—		70,500	1,120	71,620
January 1, 2008 to December 31, 2008	200,000		70,500	43	270,543
January 1, 2009 to December 31, 2009	—		214,000	—	214,000
Thereafter	1,025,000		1,163,000	—	2,188,000

Total	$1,397,500		$1,606,500	$5,632	$3,009,632

Fair Value	$1,427,881		$1,606,500	$5,632	$3,040,013

Weighted Average Interest Rate	9.1%		4.4%	3.1%	6.6%

(1)	Represents convertible senior notes due July 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mediacom Communications Corporation:

We have completed an integrated audit of Mediacom Communications Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in management’s report on internal control over financial reporting, appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,875	$25,815
Investments	1,987	1,987
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,659 and $3,524, respectively	58,253	56,706
Prepaid expenses and other current assets	12,757	13,214
Deferred tax asset	7,024	7,804

Total current assets	103,896	105,526
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,040,289 and $844,519, respectively	1,443,090	1,465,362
Intangible assets, net of accumulated amortization of $299,098 and $289,906, respectively	2,042,110	2,050,095

Total investment in cable television systems	3,485,200	3,515,457
Other assets, net of accumulated amortization of $25,266 and $23,823, respectively	46,559	41,780

Total assets	$3,635,655	$3,662,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$261,223	$247,728
Deferred revenue	38,707	36,634
Current portion of long-term debt	42,700	12,570

Total current liabilities	342,630	296,932
Long-term debt, less current portion	2,966,932	3,038,922
Other non-current liabilities	32,581	41,795

Total liabilities	3,342,143	3,377,649

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 92,978,134 shares issued and 90,399,198 shares outstanding as of December 31, 2004 and 91,345,346 shares issued and 89,808,602 shares outstanding as of December 31, 2003	930	913
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,461,939 and 28,913,145 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	274	289
Additional paid-in capital	983,417	982,390
Accumulated deficit	(678,963)	(692,515)
Treasury stock, at cost, 2,578,936 and 1,536,744 shares of Class A common stock, as of December 31, 2004 and December 31, 2003, respectively	(12,146)	(5,963)

Total stockholders’ equity	293,512	285,114

Total liabilities and stockholders’ equity	$3,635,655	$3,662,763

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues	$1,057,226	$1,004,889	$923,033

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $217,262, $273,307 and $319,435, respectively, shown separately below)	412,841	385,129	359,737
Selling, general and administrative expenses	211,428	196,826	173,970
Corporate expenses	19,276	17,237	18,075
Depreciation and amortization	217,262	273,307	319,435

Operating income	196,419	132,390	51,816

Interest expense, net	(192,740)	(190,199)	(188,304)
Gain (loss) on derivatives, net	16,125	9,057	(13,877)
Gain (loss) on sale of assets and investments, net	5,885	(1,839)	—
Other expense	(12,061)	(11,460)	(11,093)

Net income (loss) before provision for income taxes	13,628	(62,051)	(161,458)
Provision for income taxes	76	424	200

Net income (loss)	$13,552	$(62,475)	$(161,658)

Basic weighted average shares outstanding	118,534	118,627	119,608
Basic earnings (loss) per share	$0.11	$(0.53)	$(1.35)
Diluted weighted average shares outstanding	118,543	118,627	119,608
Diluted earnings (loss) per share	$0.11	$(0.53)	$(1.35)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(All dollar amounts in thousands)

	Class A	Class B	Additional
	Common	Common	Paid-In	Accumulated	Treasury
	Stock	Stock	Capital	Deficit	Stock	Total
Balance, December 31, 2001	$905	$293	$974,760	$(468,382)	$—	$507,576
Net loss	—	—	—	(161,658)	—	(161,658)
Issuance of common stock in employee stock purchase plan	3	—	1,260	—	—	1,263
Vesting of equity granted to management, net of forfeiture	—	—	5,323	—	—	5,323
Transfer of stock	3	(3)	—	—	—	—
Treasury stock, at cost	—	—	—	—	(5,963)	(5,963)

Balance, December 31, 2002	$911	$290	$981,343	$(630,040)	$(5,963)	$346,541
Net loss	—	—	—	(62,475)	—	(62,475)
Issuance of common stock in employee stock purchase plan	1	—	1,047	—	—	1,048
Transfer of stock	1	(1)	—	—	—	—

Balance, December 31, 2003	$913	$289	$982,390	$(692,515)	$(5,963)	$285,114
Net income	—	—	—	13,552	—	13,552
Issuance of common stock in employee stock purchase plan	2	—	1,027	—	—	1,029
Transfer of stock	15	(15)	—	—	—	—
Treasury stock, at cost	—	—	—	—	(6,183)	(6,183)

Balance, December 31, 2004	$930	$274	$983,417	$(678,963)	$(12,146)	$293,512

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$13,552	$(62,475)	$(161,658)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217,262	273,307	319,435
(Gain) loss on derivatives, net	(16,125)	(9,057)	13,877
Vesting of management stock	—	—	5,323
(Gain) loss on sale of assets and investments, net	(5,885)	1,839	—
Amortization of deferred financing costs	8,725	6,696	7,183
Deferred income taxes	780	748	(5,375)
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(1,043)	(501)	(10,601)
Prepaid expenses and other current assets	457	(3,951)	3,400
Accounts payable and accrued expenses	6,961	(2,620)	(4,080)
Deferred revenue	2,073	10,372	3,855
Other non-current liabilities	(2,146)	(7,458)	1,237

Net cash flows provided by operating activities	224,611	206,900	172,596

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(181,362)	(231,505)	(408,314)
Acquisition of cable television systems	(3,372)	(7,374)	(6,548)
Proceeds from sale of assets and investments	10,556	15,409	—
Other investing activities	(3,246)	2,026	(6,740)

Net cash flows used in investing activities	(177,424)	(221,444)	(421,602)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	247,872	302,594	539,750
Repayment of debt	(289,732)	(279,348)	(318,750)
Repurchases of Class A common stock	(6,183)	—	(5,963)
Proceeds from issuance of common stock in employee stock purchase plan	1,029	1,048	1,263
Financing costs	(8,147)	(520)	(984)
Other financing activities — book overdrafts	6,034	(14,639)	1,607

Net cash flows (used in) provided by financing activities	(49,127)	9,135	216,923

Net decrease in cash and cash equivalents	(1,940)	(5,409)	(32,083)
CASH AND CASH EQUIVALENTS, beginning of period	25,815	31,224	63,307

CASH AND CASH EQUIVALENTS, end of period	$23,875	$25,815	$31,224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	186,835	196,253	194,497

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$9,036	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

          Mediacom Communications Corporation (“MCC,” and collectively with its direct and indirect subsidiaries, the “Company”) was organized in November 1999 and is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2004, the Company was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

(2) Summary of Significant Accounting Policies

     Basis of Preparation of Consolidated Financial Statements

          The consolidated financial statements include the accounts of MCC and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include assessment and valuation of intangibles, useful lives of property, plant and equipment, and the recognition and measurement of income tax assets and liabilities and the valuation of programming liabilities. Actual results could differ from those and other estimates.

     Change in Estimate

          Effective July 1, 2003, the Company changed the estimated useful lives of its cable systems and equipment. The changes in estimated useful lives were made to reflect management’s evaluation of the longer economic lives of the Company’s upgraded and rebuilt network. The new asset lives are consistent with those used by companies in the cable television industry. The weighted average useful lives of such fixed assets changed from approximately 7 years to approximately 12 years. These changes were made on a prospective basis and resulted in an increase in net income of approximately $130.3 million or $1.10 per share for the year ended December 31, 2004 and a decrease in net loss of approximately $63.5 million or $0.54 per share for the year ended December 31, 2003.

     Revenue Recognition

          Revenues include amounts billed to customers for services provided, installations, advertising and other services. Revenues from video and data services are recognized when the services are provided to the customers. Installation revenues are less than direct installation costs. Therefore, installation revenues are recognized as connects are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses as a component of selling, general and administrative.

     Allowance for Doubtful Accounts

          The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.

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

          The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains or losses are presented as a separate component on the statement of operations.

          The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our telephony product. Costs include direct labor and material, as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

     Capitalized Software Costs

          The Company accounts for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in the Company’s telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over its respective estimated useful life. During the year ended December 31, 2004 and 2003, the Company capitalized approximately $3.6 million and $0.7 million, respectively of software development costs. Amortization will begin when the Company launches its telephony product.

     Intangible Assets

          In accordance with FASB No. 142 “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets and therefore not amortizable. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

     Other assets, net, include financing costs incurred to raise debt, which are deferred and amortized as other expense over the expected term of such financings.

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

Accounting for Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company’s stated strategy is to manage its interest expense using a combination of fixed and variable interest rate debt. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company's derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. The Company's accounting policies for these instruments are based on whether they meet the Company's criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. During 2004, 2003 and 2002, none of the Company's derivative financial instruments were designated as hedges. Therefore, changes in fair value for the respective periods were recognized in earnings.

Accounting for Asset Retirement

     The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviewed its asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as the Company’s rights-of-way under franchise agreements. In determining the fair value of the Company’s asset retirement obligation, consideration was given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

     Upon adoption of SFAS No. 143, the Company determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The Company has recorded a $7.8 million asset in property, plant and equipment and a corresponding liability of $7.8 million.

Accounting for Long-Lived Assets

     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

     The Company provides for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability based approach in accounting for income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and expected benefits of utilizing net operating loss carryforwards. The Company periodically assesses the likelihood of the realization of deferred tax assets and net operating loss carryforwards by considering the scheduled reversal of deferred tax liabilities, projected taxable income in future periods and the evaluation of available prudent tax planning strategies.

Reclassifications

     Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

Recent Accounting Pronouncements

     The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” in December 2002, which amended: (i) SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 on January 1, 2003.

     The Company did not change to the fair value-based expense recognition method of accounting for stock-based employees’ compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and net income (loss) per share beginning with the first quarter of 2003. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock.

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R is effective for periods beginning after June 15, 2005. The Company plans on adopting SFAS No. 123R effective July 1, 2005 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share.

     There are three methods of adopting SFAS No. 123R. The first method is called modified prospective method, which allows companies to avoid recording additional compensation expense for vested awards that are outstanding on the effective date of the SFAS No. 123R. Unvested awards outstanding on the effective date would be charged to expense over the remaining vesting period. The second method is similar to the modified prospective method, except it allows companies to restate earlier interim periods in the year of adoption using the applicable SFAS No. 123R pro forma amounts. The third method is the modified retrospective method, which directs companies to apply the modified prospective method and to restate prior financial statements. The Company is currently evaluating these transitional methods.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1 that delays the effective date of the measurement and recognition guidance in EIFT 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provision of EIFT 03-1.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

(3) Earnings per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potentially dilutive securities include common shares which may be issued upon exercise of its stock options or conversion of convertible senior notes.

     Diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 exclude potential common shares of approximately 20.5 million, 19.4 million and 19.4 million, respectively, primarily related to the Company’s outstanding stock options and convertible senior notes, because the assumed issuance of such potential common shares is antidilutive. For the year ended December 31, 2004, diluted weighted average common shares includes approximately 9,500 potential common shares assuming the exercise of stock options.

     The following table summarizes the Company’s calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands, except per share amounts):

	2004	2003	2002
Net income (loss)	$13,552	$(62,475)	$(161,658)
Basic weighted average common shares outstanding	118,534	118,627	119,608
Basic earnings (loss) per share	$0.11	$(0.53)	$(1.35)
Diluted weighted average common shares outstanding	118,543	118,627	119,608
Diluted earnings (loss) per share	$0.11	$(0.53)	$(1.35)

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Property, Plant and Equipment

     As of December 31, 2004 and 2003, property, plant and equipment consisted of (dollars in thousands):

	2004	2003
Land and land improvements	$7,089	$7,059
Buildings and leasehold improvements	39,898	41,273
Cable systems, equipment and subscriber devices	2,342,220	2,172,953
Vehicles	60,754	63,023
Furniture, fixtures and office equipment	33,417	25,573

	2,483,379	2,309,881
Accumulated depreciation	(1,040,289)	(844,519)

Property, plant and equipment, net	$1,443,090	$1,465,362

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $206.2 million, $258.4 million and $286.4 million, respectively. As of December 31, 2004 and 2003 the Company had property under capitalized leases of $10.1 million and $10.7 million, respectively, before accumulated depreciation, and $7.4 million and $8.9 million, respectively, net of accumulated depreciation. During the years ended December 31, 2004 and 2003, the Company incurred gross interest expense of $195.7 million and $197.2 million, respectively of which $3.0 million and $7.0 million was capitalized. See Note 2 to our consolidated financial statements.

(5) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2004, the company held 1,380 franchises in areas located throughout the United States. The Company acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting.

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill and certain intangibles that have indefinite lives but requires that such assets be tested for impairment at least annually. The Company evaluated the expected useful life of its cable franchises, also referred to as franchise costs, upon adoption of SFAS No. 142 and determined that all of its cable franchises have an indefinite useful life. As such, the Company ceased amortizing its cable franchises effective January 1, 2002.

     The Company has assessed franchise value for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company considers the guidance contained in EITF Issue No. 02-7, “Recognition of Customer Relationship Intangible Assets acquired in a Business Combination,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems other net assets. If the determined fair value of the Company’s franchise costs is less the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (includes franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment. The Company completed its last impairment test in accordance with SFAS No. 142 as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. There have been no events since then that would require an analysis to be completed before the next annual test date.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the net asset value for each intangible asset category as of December 31, 2004 and 2003 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
2004	Value	Amortization	Value
Franchise costs	$1,944,918	$140,947	$1,803,971
Goodwill	224,614	3,232	221,382
Subscriber Lists	165,981	149,277	16,704
Covenants not to compete	5,695	5,642	53

	$2,341,208	$299,098	$2,042,110

	Gross Asset	Accumulated	Net Asset
2003	Value	Amortization	Value
Franchise costs	$1,943,010	$141,167	$1,801,843
Goodwill	224,281	3,232	221,049
Subscriber Lists	167,015	140,030	26,985
Covenants not to compete	5,695	5,477	218

	$2,340,001	$289,906	$2,050,095

     Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $11.1 million, $14.9 million and $33.0 million, respectively. The Company’s estimated aggregate amortization expense for 2005 through 2008 and beyond are $2.8 million, $2.1 million, $2.1 million, $2.1 million and $7.7 million, respectively.

     The net asset value as of December 31, 2004 decreased approximately $8.0 million from December 31, 2003, primarily due to the recording of amortization expense and the purchase and sale of cable system assets during the period.

(6) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of December 31, 2004 and December 31, 2003 (dollars in thousands):

	December 31,	December 31,
	2004	2003
Accounts payable	$14,097	$2,374
Book overdrafts	10,223	4,189
Accrued interest	61,910	55,053
Accrued payroll and benefits	24,314	23,524
Accrued programming costs	62,049	77,296
Accrued property, plant and equipment	18,261	25,463
Accrued taxes and fees	27,777	26,513
Other accrued expenses	42,592	33,316

	$261,223	$247,728

     Book overdrafts represent outstanding checks in excess of funds on deposit at the Company’s disbursement accounts.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Debt

     As of December 31, 2004 and 2003, debt consisted of (dollars in thousands):

	2004	2003
Bank credit facilities	$1,606,500	$1,646,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500
Capital lease obligations	5,632	7,492

	$3,009,632	$3,051,492
Less: Current portion	42,700	12,570

Total long-term debt	$2,966,932	$3,038,922

Bank Credit Facilities

     On October 21, 2004, the operating subsidiaries of Mediacom LLC, one of the Company’s two principal subsidiaries, refinanced their two credit facilities with a new $1.15 billion senior secured credit facility (the “LLC credit facility”). The LLC credit facility consists of a revolving credit facility (the “LLC revolver”) with a $400.0 million revolving credit commitment, a $200.0 million delayed-draw term loan (the “LLC term loan A”) and a $550.0 million term loan (the “LLC term loan B”). The LLC revolver expires on September 30, 2011 and its commitment amount is not subject to scheduled reductions prior to maturity. The LLC term loan A matures on September 30, 2012 and beginning on March 31, 2008 will be subject to quarterly reductions ranging from 2.50% to 9.00% of the original amount. The LLC term loan B matures on March 31, 2013 and will be subject to quarterly reductions of 0.25% from March 31, 2005 to December 31, 2012, and 92.00% on maturity, of the original amount. As of December 31, 2004, the maximum commitment available under the LLC revolver was $400.0 million and the revolver had an outstanding balance of $96.0 million, the LLC term loan B had an outstanding balance of $550.0 million, and the LLC term loan A had not been drawn.

     The credit agreement of the LLC credit facility (the “LLC credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 1/2% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding LLC revolver and LLC term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.00% or the base rate plus a floating percentage ranging from 0% to 1.00%. Interest on the LLC term loan B is payable at either the Eurodollar rate plus 2.25% or the base rate plus 1.25%. For the year ended December 31, 2005, the LLC term loan B will be reduced by $5.5 million or 1.00% of the original amount.

     The operating subsidiaries of Mediacom Broadband LLC, the Company’s other principal subsidiary, maintain a $1.4 billion senior secured credit facility (the “Broadband credit facility”) consisting of a revolving credit facility (the “Broadband revolver”) with an initial commitment of $600 million, a $300 million term loan A (the “Broadband term loan A”) and a $500 million term loan B (the “Broadband term loan B”). On December 16, 2004, the operating subsidiaries of Mediacom Broadband LLC amended the credit agreement of the Broadband credit facility (the “Broadband credit agreement”) to conform its definitions, financial covenants and other terms (including those relating to letters of credit, mandatory prepayment, representations and warranties, negative covenants and events of default) to those of the LLC credit agreement. The Broadband revolver expires on March 31, 2010 and, beginning on December 31, 2004, its commitments were subject to quarterly reductions ranging from 2.00% to 8.00% of the original commitment amount. The Broadband term loan A matures on March 31, 2010 and, beginning on September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original amount. The Broadband term loan B matures on September 30, 2010 and is subject to quarterly reductions

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 0.25% from September 30, 2004 to June 30, 2010, and 94.00% on maturity, of the original amount. As of December 31, 2004, the maximum commitment available under the Broadband revolver was $588.0 million and the revolver had an outstanding balance of $169.0 million, the Broadband term loan A had an outstanding balance of $294.0 million, and the Broadband term loan B had an outstanding balance of $497.5 million.

     The Broadband credit agreement provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding Broadband revolver and Broadband term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the Broadband term loan B is payable at either the Eurodollar rate plus a floating percentage ranging from 2.50% to 2.75% or the base rate plus a floating percentage ranging from 1.50% to 1.75%.

     For the year ended December 31, 2005, the maximum commitment amount under the Broadband revolver will be reduced by $60.0 million or 10.0% of the original commitment amount; the outstanding debt under the Broadband term loan A will be reduced by $30.0 million or 10.0% of the original amount, and the Broadband term loan B will be reduced by $5.0 million or 1.0% of the original amount.

     The LLC and Broadband credit agreements require compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The credit agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the LLC and Broadband credit agreements as of and for all periods in the year ended December 31, 2004.

     The LLC credit agreement is collateralized by Mediacom LLC’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. The Broadband credit agreement is collateralized by Mediacom Broadband LLC’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband LLC on a limited recourse basis to the extent of such ownership interests.

     The average interest rate on debt outstanding under the LLC and Broadband credit agreements was 4.4% and 3.0% for the years ended December 31, 2004 and 2003, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2004, the Company had approximately $908.5 million of unused bank commitments under the LLC and Broadband credit agreements.

     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of December 31, 2004, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%, plus the average applicable margin over the Eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of its counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance.

     The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. At December 31, 2004, based on the mark-to-market valuation, the Company recorded an investment in derivatives of $4.0 million, offset by a $3.7 derivative liability. As a result of the quarterly mark-to-market valuations of these interest rate swaps, the Company recorded a gain on derivative instruments amounting to $16.1 million and $9.1 million for the years ended December 31, 2004 and 2003, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

     On April 1, 1998, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a New York corporation, jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due on April 2008 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC. The 8 1/2% Senior Notes are redeemable at 102.833% of par value through April 14, 2005, 101.417% of par value from April 15, 2005 through April 14, 2006, and at par value thereafter.

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

     Mediacom LLC and Mediacom Broadband LLC were each in compliance with the indentures governing their respective Senior Notes as of and for all periods in the year ended December 31, 2004.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value and Debt Maturities

     The fair values of the Company’s bank credit facilities approximated their carrying values at December 31, 2004. On that same date, the fair values of the 8 1/2% Senior Notes, the 7 7/8% Senior Notes, the 9 1/2% Senior Notes and the 11% Senior Notes were approximately $204.0 million, $122.5 million, $501.9 million and $430.0 million, respectively. The fair value on that same date of the Convertible Senior Notes was approximately $169.5 million.

     The stated maturities of all debt outstanding as of December 31, 2004 are as follows (dollars in thousands):

2005	$42,700
2006	222,769
2007	71,620
2008	270,543
2009	214,000
Thereafter	2,188,000

$3,009,632

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

     During 2002, the Company repurchased approximately 1.5 million shares of its Class A common stock for an aggregate cost of approximately $6.0 million at share prices ranging from $3.59 to $4.29 per share.

     During the second half of 2004, the Company repurchased approximately 1.0 million shares of its Class A common stock for an aggregate cost of approximately $6.2 million at share prices ranging from $5.55 to $6.29 per share. These repurchases were completed under the $50.0 million Class A stock repurchase program authorized by the Board of Directors in May 2000. As of the filing of this report, approximately $37.9 million of the original $50.0 million authorized remains available under the Class A stock repurchase program.

(9) Income Tax

     Income tax expense relates to minimum state and local taxes and capital taxes that the Company is required to pay in certain jurisdictions. The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

	2004	2003	2002
Tax provision (benefit) at the United States statutory rate	$4,770	$(21,718)	$(56,510)
State taxes, net of federal tax benefit	49	276	130
Valuation allowance	(4,750)	21,697	56,683
Other	7	169	(103)

Total income tax expense	$76	$424	$200

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s net deferred tax liabilities consists of the following (dollars in thousands):

	2004	2003
Current deferred tax assets:
Unrealized loss on investments	$5,600	$5,600
Accrued liabilities	3,891	6,858
Allowance for doubtful accounts	1,442	1,386

Total current deferred tax assets	10,933	13,844
Less: Valuation allowance	(3,909)	(6,040)

Current deferred tax assets, net	$7,024	$7,804

Long-term deferred tax assets:
Net operating loss	595,293	492,906
Other assets	16,824	16,320
Valuation allowance	(218,863)	(222,161)

Long-term deferred tax assets, net	$393,254	$287,065
Long-term deferred tax liabilities:
Investment in cable television systems	400,278	294,869

Long-term deferred tax liabilities, net	$7,024	$7,804

     At December 31, 2004, the Company had pre-tax net operating loss carryforwards of approximately $1.5 billion for federal and state purposes, which will expire in the years 2020 through 2024. The valuation allowance used in calculating the deferred tax liabilities decreased from 2004 to 2003 by approximately $5.4 million, primarily due to the net increase in deferred tax liabilities as of December 31, 2004. The Company assesses the likelihood of realization of deferred tax assets and net operating loss carryforwards by considering the scheduled reversal of deferred tax liabilities, taxable income in future periods and the availability of prudent tax planning strategies. The Company will continue to monitor the need for the deferred tax asset valuation allowance.

(10) Related Party Transactions

     Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1% direct ownership interest in Mediacom California LLC, which in turn holds a 1% interest in Mediacom Arizona LLC. These ownership interests represent less than 1% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.

     One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the years ended December 31, 2004, 2003 and 2002, the Company paid this law firm approximately $0.8 million, $1.0 million and $1.3 million, respectively, for services performed.

(11) Employee Benefit Plans

     Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $2.0 million for the year ended December 31, 2004 and $1.8 million for the years ended December 31, 2003 and 2002.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Commitments and Contingencies

     Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $4.4 million, $5.4 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2005	$4,296
2006	2,045
2007	1,583
2008	824
2009	583
Thereafter	1,288

$10,619

     In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $9.6 million, $8.5 million and $7.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     As of December 31, 2004, approximately $14.5 million of letters of credit were issued to various parties to secure the Company’s performance relating to insurance and franchise requirements. The fair value of such letters of credit was not material.

Legal Proceedings

     On April 5, 2004, a lawsuit was filed against the Company, MCC Georgia LLC, an indirect subsidiary of the Company, and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleges that systems operated by MCC Georgia LLC have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that it has then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleges that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff seeks injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of the Company’s employees, who allegedly acted as an agent for the defendants, by which the Company received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted the Company’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over the Company exists. There have been no further proceedings since that date. The Company intends to vigorously defend against these claims. The Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or whether or not the those damages would be material.

     The Company is also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Stock Options / Employee Stock Purchase Program

     In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or “2003 Plan”, which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other stock-based awards, in addition to annual incentive awards. The 2003 plan has 21,000,000 shares of common stock available for issuance in settlement of awards. As of December 31, 2004, under the 2003 plan, options for 11,617,109 shares had been granted, consisting of 3,534,347 shares of Class A common stock and 8,082,762 of Class B common stock.

     The following table summarizes information concerning stock option activity for the years ended December 31, 2004, 2003 and 2002:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2001	10,508,595	$18.81
Granted	604,735	11.97
Exercised	—	—
Forfeited	(216,775)	16.69

Outstanding at December 31, 2002	10,896,555	$18.47
Granted	1,009,000	7.93
Exercised	—	—
Forfeited	(162,240)	15.78

Outstanding at December 31, 2003	11,743,315	$17.60
Granted	167,000	8.14
Exercised	—	—
Forfeited	(293,206)	16.94

Outstanding at December 31, 2004	11,617,109	$17.54

     The Company had options exercisable on underlying shares amounting to 10,022,444, 9,437,629 and 8,934,584, with average prices of $18.44, $18.83 and $18.94 at December 31, 2004, 2003 and 2002, respectively. The weighted average fair value of options granted was $3.91, $3.82 and $6.04 per share for the years ended December 31, 2004, 2003 and 2002, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information concerning stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
Range of	Outstanding at	Average	Weighted	Exercisable at	Weighted
Exercise	December 31,	Remaining	Average	December 31,	Average
Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price
$6.94 to $12.00	1,653,415	8.34 years	$9.05	507,511	$9.41
$12.01 to $18.00	554,624	6.29 years	16.87	349,575	16.80
$18.01 to $22.00	9,409,070	1.31 years	19.00	9,165,358	19.00

	11,617,109	2.55 years	$17.48	10,022,444	$18.44

     The Company accounts for its stock option plans and employee stock purchase program under APB No. 25. Accordingly, no compensation expense has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS No. 148 requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and income (loss) per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model with the following assumptions: (i) risk free average interest rate of 3.8%, 3.6% and 5.0% for the years ended December 31, 2004, 2003 and 2002, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation expense been recorded for the employee options under SFAS No. 148, the compensation expense would have been $5.1 million, $4.6 million, and $8.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A Common Stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 172,531, 191,335 and 176,634 in 2004, 2003 and 2002 respectively. The net proceeds to the Company were approximately $1.0 million, $1.0 million and $1.3 million in 2004, 2003 and 2002 respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25. The weighted average fair value of all of the stock issued under the ESPP was estimated on the purchase date using the Black-Scholes model with the following assumptions: (i) discount rate equal to the six year bond rate on the stock purchase date; (ii) expected dividend yields of 0%; (iii) expected lives of six months; and (iv) expected volatility of 45%. Had compensation expense been recorded for the stock issued for the ESPP under SFAS No. 148, the compensation costs would have been approximately $325,000, $325,000 and $420,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net income (loss) and basic and diluted earnings (loss) per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands, except per share data):

	2004	2003	2002
Net income (loss), as reported	$13,552	$(62,475)	$(161,658)
Deduct: Total stock based compensation expense determined under fair value based method of all awards	(5,380)	(4,938)	(8,455)

Pro forma, net income (loss)	$8,172	$(67,413)	$(170,113)

Basic and diluted earnings (loss) per share:
As reported	$0.11	$(0.53)	$(1.35)

Pro forma	$0.07	$(0.57)	$(1.42)

(14) Hurricane Losses

     In September 2004, Hurricane Ivan impacted the Company’s systems in Alabama, Florida and Mississippi. As a result, for the year ended December 31, 2004, the Company: (i) recorded revenues net of $2.9 million of service interruption credits issued to customers; (ii) incurred additional service costs of approximately $0.9 million; (iii) incurred additional selling, general and administrative costs of approximately $0.3 million; (iv) recorded an increase in depreciation expense of $2.1 million due to the impairment of cable plant and equipment; and (v) spent approximately $8.1 million of capital expenditures to replace or rebuild property, plant and equipment. The Company is insured against certain losses related to the hurricane, subject to varying deductible amounts. The Company cannot estimate at this time the amounts that will be ultimately recoverable under its insurance policies.

(15) Sale of Assets and Investments

     The Company had a net gain on sale of assets and investments amounting to $5.9 million for the year ended December 31, 2004. This was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.1 million.

(16) Subsequent Events

     On January 25, 2005, the Company borrowed the full amount of the LLC term loan A, the proceeds of which were used to reduce outstandings under the Company’s revolving credit facilities.

     In February 2005, the Company filed form S-8, registering 12.0 million shares of the Company’s Class A common stock. These shares are issuable in accordance with the terms of the Company’s 2003 Incentive Plan.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Selected Quarterly Financial Data (all dollar amounts in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
2004
Revenues	$263,439	$267,599	$261,025	$265,163
Operating income	51,564	52,932	42,876	49,047
Net (loss) income	(5,739)	30,129	(12,807)	1,969
Basic and diluted net (loss) income per share	$(0.05)	$0.25	$(0.11)	$0.02
Basic weighted average common shares outstanding	118,723	118,806	118,523	118,088
Diluted weighted average common shares outstanding	118,723	128,065	118,523	118,088
2003
Revenues	$242,775	$252,194	$251,107	$258,813
Operating income	19,029	21,400	44,134	47,827
Net (loss) income	(33,366)	(38,158)	1,937	7,112
Basic and diluted net (loss) income per share	$(0.28)	$(0.32)	$0.02	$0.06
Basic weighted average common shares outstanding	118,525	118,632	118,633	118,717
Diluted weighted average common shares outstanding	118,525	118,632	118,698	118,753
2002
Revenues	$219,547	$230,792	$233,723	$238,971
Operating income	11,997	13,722	21,584	4,513
Net loss	(35,190)	(37,487)	(39,940)	(49,041)
Basic and diluted loss per share	$(0.29)	$(0.31)	$(0.33)	$(0.41)
Basic weighted average common shares outstanding	119,892	119,942	119,943	118,662
Diluted weighted average common shares outstanding	119,892	119,942	119,943	118,662

Schedule II

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning of	costs	other	costs	other	Balance at
	period	and expenses	accounts	and expenses	accounts	end of period
December 31, 2002
Allowance for doubtful accounts
Current receivables	$3,243	$13,685	$—	$13,139	$—	$3,789
Acquisition reserves (1)
Accrued expenses	$36,579	$—	$427	$4,613	$31,966	$427

December 31, 2003
Allowance for doubtful accounts
Current receivables	$3,789	$6,477	$—	$6,742	$—	$3,524
Acquisition reserves
Accrued expenses	$427	$—	$—	$—	$127	$300

December 31, 2004
Allowance for doubtful accounts
Current receivables	$3,524	$1,658	$347	$1,870	$—	$3,659
Acquisition reserves
Accrued expenses	$300	$—	$—	$—	$—	$300

(1)	Additions were charged in connection with purchase accounting.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

     Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2004, our company’s internal control over financial reporting was effective.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report on Form 10-K and in “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our proxy statement relating to the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 is set forth under the heading “Executive Compensation” in our Proxy Statement, which information is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings “Report of the Compensation Committee” and the “Performance Graph” in the 2005 Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Auditors” in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) Financial Statements

     Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(b) Exhibits

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Mediacom Communications Corporation (1)

3.2	By -laws of Mediacom Communications Corporation(1)

4.1	Form of certificate evidencing share of Class A common stock (1)

4.2	Indenture relating to 8 1/2% senior notes due 2008 of Mediacom LLC and Mediacom Capital Corporation(2)

4.3	Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation(3)

4.4	Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation(4)

4.5	Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation(2)

4.6	Indenture relating to 5.25% Convertible Senior Note due 2006(5)

4.7	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation. (6)

4.8	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 5.25% convertible senior notes due 2006 of the Company.(6)

10.1	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.(7)

10.2	Amendment and Restatement of Credit Agreement, dated as of December 16, 2004, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.

10.3*	Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc.(1)

10.4	Fifth Amended and Restated Operating Agreement of Mediacom LLC(8)

Exhibit
Number	Exhibit Description

10.5	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(9)

10.6	1999 Employee Stock Purchase Plan(1)

10.7	2001 Employee Stock Purchase Plan(10)

10.8*	2003 Incentive Plan (11)

21.1	Subsidiaries of Mediacom Communications Corporation (12)

23.1	Consent of PricewaterhouseCoopers LLP

31	Rule 13a -14(a) Certifications

32	Section 1350 Certifications

(c) Financial Statement Schedule

     The financial statement schedule – Schedule II – Valuation and Qualifying Accounts – is part of this Form 10-K and is on page 80.

* Compensatory Plan

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-57285) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-85893) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 1 of the Current Report on Form 8-K, dated June 22, 2001, of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

(9)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(10)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

(11)	Filed as Exhibit A to the definitive Proxy Statement of Mediacom Communications Corporation filed with the SEC on April 30, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Annual Report on Form 10 -K for the fiscal year ended December 31, 2001 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Communications Corporation

March 15, 2005	By:	/s/ Rocco B. Commisso

Rocco B. Commisso
Chairman and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rocco B.Commisso	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2005

Rocco B. Commisso

/s/ Mark E.Stephan	Executive Vice President, Chief Financial Officer,	March 15, 2005

Mark E. Stephan	Treasurer and Director (principal financial officer and principal accounting officer)

/s/ WILLIAM S.MORRIS III	Director	March 15, 2005

William S. Morris III

/s/ CRAIG S.MITCHELL	Director	March 15, 2005

Craig S. Mitchell

/s/ THOMAS V. REIFENHEISER	Director	March 15, 2005

Thomas V. Reifenheiser

/s/ NATALE S. RICCIARDI	Director	March 15, 2005

Natale S. Ricciardi

/s/ ROBERT L. WINIKOFF	Director	March 15, 2005

Robert L. Winikoff