Form 10-Q
period 2005-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2005-05-10
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

     As of April 22, 2005 there were 90,609,764 shares of Class A common stock and 27,336,939 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2005

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART 1

ITEM 1. FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,936	$23,875
Investments	1,987	1,987
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,591 and $3,659, respectively	54,978	58,253
Prepaid expenses and other assets	18,033	12,757
Deferred tax asset	7,149	7,024

Total current assets	88,083	103,896
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,089,977 and $1,040,289, respectively	1,445,029	1,443,090
Intangible assets, net of accumulated amortization of $299,957 and $299,098, respectively	2,041,251	2,042,110

Total investment in cable television systems	3,486,280	3,485,200
Other assets, net of accumulated amortization of $26,928 and $25,266, respectively	49,151	46,559

Total assets	$3,623,514	$3,635,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$233,134	$261,223
Deferred revenue	39,888	38,707
Current portion of long-term debt	44,592	42,700

Total current liabilities	317,614	342,630
Long-term debt, less current portion	2,982,371	2,966,932
Other non-current liabilities	30,230	32,581

Total liabilities	3,330,215	3,342,143

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,188,700 shares issued and 90,609,764 shares outstanding as of March 31, 2005 and 93,103,134 shares issued and 90,524,198 shares outstanding as of December 31, 2004	932	931
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,336,939 shares issued and outstanding as of March 31, 2005 and December 31, 2004	273	273
Deferred compensation	(5,891)	—
Additional paid-in capital	989,935	983,417
Accumulated deficit	(679,804)	(678,963)
Treasury stock, at cost, 2,578,936 shares of Class A common stock as of March 31, 2005 and December 31, 2004	(12,146)	(12,146)

Total stockholders’ equity	293,299	293,512

Total liabilities and stockholders’ equity	$3,623,514	$3,635,655

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$266,244	$263,439

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $53,925 and $52,703, respectively, shown separately below)	106,058	101,106
Selling, general and administrative expenses	55,938	53,175
Corporate expenses	5,274	4,891
Depreciation and amortization	53,925	52,703

Operating income	45,049	51,564

Interest expense, net	(51,274)	(47,164)
Gain (loss) on derivatives, net	8,070	(7,551)
Other expense	(2,696)	(2,435)

Net loss before benefit from (provision for) income taxes	(851)	(5,586)
Benefit from (provision for) income taxes	10	(153)

Net loss	$(841)	$(5,739)

Weighted average shares outstanding	117,861	118,723
Basic and diluted loss per share	$(0.01)	$(0.05)

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(841)	$(5,739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,925	52,703
(Gain) loss on derivatives, net	(8,070)	7,551
Amortization of deferred financing costs	1,662	1,635
Amortization of deferred compensation	151	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	3,275	(1,911)
Prepaid expenses and other assets	(4,026)	(1,784)
Accounts payable and accrued expenses	(17,547)	(32,151)
Deferred revenue	1,181	2,956
Other non-current liabilities	(395)	3,691

Net cash flows provided by operating activities	29,315	26,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,789)	(39,841)
Acquisition of cable television systems	—	(3,433)
Other investment activities	—	(299)

Net cash flows used in investing activities	(54,789)	(43,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	299,000	57,043
Repayment of debt	(281,669)	(71,268)
Proceeds from issuance of common stock in employee stock purchase plan	477	489
Other financing activities - book overdrafts	(10,223)	16,127
Financing costs	(50)	—

Net cash flows provided by financing activities	7,535	2,391

Net decrease in cash and cash equivalents	(17,939)	(14,231)

CASH AND CASH EQUIVALENTS, beginning of period	23,875	25,815

CASH AND CASH EQUIVALENTS, end of period	$5,936	$11,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$70,635	$65,210

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Statement of Accounting Presentation and Other Information

  Basis of Preparation of Unaudited Consolidated Financial Statements

     Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of March 31, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.

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

  Programming Costs

     The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. The Company recognizes programming costs when it distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company defers them within non-current liabilities and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are presented as a separate component on the statement of operations.

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, the addition of network and other equipment and new customer installations. Costs include direct labor and material, as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

  Long-Lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. When the carrying amount is not recoverable, the measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

   Intangible Assets

     In accordance with FASB No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise costs and goodwill are indefinite-lived assets and therefore not amortizable. Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively.

   Derivative Instruments

     The Company accounts for derivative instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company’s stated strategy is to manage its interest expense using a combination of fixed and variable interest rate debt. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in other current assets, other assets and other liabilities. The Company’s accounting policies for these instruments are based on whether they meet the Company’s criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings. The Company had no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in earnings.

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

   Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company has had no other comprehensive income items to report.

   Reclassifications

     Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(2) Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. On April 14, 2005, the SEC approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. The Company plans on adopting SFAS No. 123R effective January 1, 2006 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share.

(3) Earnings Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive potential common shares. Diluted earnings per share considers the dilutive impact of potential common shares except in periods in which there is a net loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potential common shares include common shares that may be issued upon the exercise of stock options, conversion of convertible senior notes or vesting of restricted stock units. For the periods presented, the Company generated net losses and so the potential common shares were anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. If the Company did not have net losses for the quarters ended March 31, 2005 and 2004, the number of potential common shares that would have been included in the earnings per share calculations total 1.1 million and 91,000, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Property, Plant and Equipment

     As of March 31, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	March 31,	December 31,
	2005	2004
Land and land improvements	$7,117	$7,089
Buildings and leasehold improvements	40,706	39,898
Cable systems, equipment and subscriber devices	2,390,610	2,342,220
Vehicles	60,841	60,754
Furniture, fixtures and office equipment	35,732	33,417

	2,535,006	2,483,379
Accumulated depreciation	(1,089,977)	(1,040,289)

Property, plant and equipment, net	$1,445,029	$1,443,090

     Depreciation expense for the three months ended March 31, 2005 and 2004, were approximately $53.0 million and $49.5 million, respectively. As of March 31, 2005 and 2004, the Company had property under capitalized leases of $10.1 million and $11.3 million, respectively, before accumulated depreciation, and $6.9 million and $9.1 million, respectively, net of accumulated depreciation. During the quarter ended March 31, 2005 and 2004, the Company incurred interest expense of $52.1 million and $48.0 million, respectively, of which $0.8 million was capitalized for each period.

(5) Intangible Assets

     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and the acquisitions were accounted for using the purchase method of accounting.

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates amortization of goodwill and certain intangibles that have indefinite lives but requires that such assets be tested for impairment at least annually. The Company evaluated the expected useful life of its cable franchises, also referred to as franchise costs, upon adoption of SFAS No. 142 and determined that all of its cable franchises have an indefinite useful life. As such, the Company ceased amortizing its cable franchises effective January 1, 2002.

     The Company has assessed franchise value for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company considers the guidance contained in EITF Issue No. 02-7, “Recognition of Customer Relationship Intangible Assets acquired in a Business Combination,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems other net assets. If the determined fair value of the Company’s franchise costs is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (includes franchise costs) other than goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment. The Company completed its last impairment test in accordance with SFAS No. 142 as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of March 31, 2005, there were no events since then that would require an impairment analysis to be completed before the next annual test date.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table summarizes the net asset value for each intangible asset category as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
March 31, 2005	Value	Amortization	Value
Franchise costs	$1,944,918	$140,947	$1,803,971
Goodwill	224,614	3,232	221,382
Subscriber lists	165,981	150,095	15,886
Covenants not to compete	5,695	5,683	12

	$2,341,208	$299,957	$2,041,251

	Gross Asset	Accumulated	Net Asset
December 31, 2004	Value	Amortization	Value
Franchise costs	$1,944,918	$140,947	$1,803,971
Goodwill	224,614	3,232	221,382
Subscriber lists	165,981	149,277	16,704
Covenants not to compete	5,695	5,642	53

	$2,341,208	$299,098	$2,042,110

     Amortization expense for the three months ended March 31, 2005 and 2004 were approximately $0.9 million and $3.2 million, respectively. The Company’s estimated future aggregate amortization expense for 2005 through 2009 and beyond are $1.9 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $5.6 million, respectively.

(6) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004
Accounts payable	$24,015	$14,097
Book overdrafts(1)	—	10,223
Accrued interest	42,778	61,910
Accrued payroll and benefits	27,288	24,314
Accrued programming costs	59,232	62,049
Accrued property, plant and equipment	15,711	18,261
Accrued taxes and fees	22,270	27,777
Subscriber advance payments	9,340	8,147
Other accrued expenses	32,500	34,445

	$233,134	$261,223

(1)	Book overdrafts represent outstanding checks in excess of funds on deposit at the Company’s disbursement accounts. The Company transfers funds from its depository accounts to its disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in the Company’s consolidated statements of cash flows.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Debt

     As of March 31, 2005 and December 31, 2004, debt consisted of (dollars in thousands):

	March 31,	December 31,
	2005	2004
Bank credit facilities	$1,624,375	$1,606,500
8 1/2% senior notes	200,000	200,000
7 7/8% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500
Capital lease obligations	5,088	5,632

	$3,026,963	$3,009,632
Less: current portion	44,592	42,700

Total long-term debt	$2,982,371	$2,966,932

     The average interest rates on outstanding debt under the bank credit facilities as of March 31, 2005 and 2004, were 4.8% and 2.9%, respectively, before giving effect to the interest rate exchange agreements discussed below. In January 2005, the Company borrowed the full amount under a $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstandings under the Company’s revolving credit facilities. As of March 31, 2005, the Company had unused credit commitments of approximately $860.7 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through March 31, 2005.

     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taken into account market interest rates, the remaining time to maturity and the creditworthiness of the Company’s counterparties. At March 31, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $9.8 million, which is a component of other assets, and a derivative liability of $1.4 million, which is divided between accounts payable and accrued expenses and other non-current liabilities.

     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a gain of $8.1 million for the three months ended March 31, 2005, as compared to a loss of $7.6 million for the three months ended March 31, 2004.

     At the Company’s request, on March 16, 2005, the registered holders of MCC’s 8 1/2% Senior Notes (the “Notes”) were notified that the Company had elected to redeem all of the Notes outstanding. As of March 16, 2005 the aggregate principal amount of the Notes outstanding was $200.0 million.

     As of March 31, 2005, approximately $19.3 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended. Compensation expense for stock options, restricted stock units and other equity awards to employees is recorded by measuring the intrinsic value, defined as the excess, if any, of the quoted market price of the stock on the date of the grant over the amount an employee must pay to acquire the stock, and amortizing the intrinsic value to compensation expense over the vesting period of the award.

     During the quarter ended March 31, 2005, the Company granted stock options and restricted stock units to certain employees. The stock options were granted in two tranches. The first tranche was a grant of 230,000 stock options at an exercise price of $5.42 and vests equally over four years. The second tranche was a grant of 300,000 stock options at an exercise price of $6.29 and vests equally over three years. The Company also granted restricted stock units in two tranches. The first tranche was a grant of 118,900 restricted stock units at a grant price of $5.69 and vests equally over four years. The second tranche was a grant of 990,000 restricted stock units at a grant price of $5.42 with a cliff vest at the end of four years.

     No compensation cost has been recognized for any stock option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value on the date of grant. As of March 31, 2005, the Company has recorded $6.1 million of intrinsic value related to the restricted stock unit awards as deferred compensation and additional paid-in capital in its consolidated balance sheets, and during the three months ended March 31, 2005, the Company amortized $0.2 million of deferred compensation as compensation expense in its consolidated statements of operations.

     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net loss and basic and diluted loss per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net loss as reported	$(841)	$(5,739)
Add: Total stock-based compensation expense included in net loss as reported above	151	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,266)	(3,802)

Pro forma net loss	$(1,956)	$(9,541)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.05)

Pro forma	$(0.02)	$(0.08)

(9) Legal Proceedings

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On June 29, 2004, Echostar amended its complaint to also allege that this conduct amounted to a breach of the contract between Echostar and one of the Company’s employees, who allegedly acted as an agent for the defendants, by which the Company received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted the Company’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over the Company exists. There were no proceedings for several months until Echostar filed a motion for default judgment on April 6, 2005. The Company filed a response opposing the motion and the court has not yet acted upon it.

     The Company intends to vigorously defend against the claims made by Echostar. The Company is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

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

(11) Subsequent Event

     On April 15, 2005, the Company redeemed all of its outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. The Company funded the redemption with a combination of cash on hand and a $204.0 million borrowing under the revolving credit portion of the Company’s credit facilities. As of the same date, after giving effect to the redemption of the Notes, the Company had unused commitments of about $649 million, all of which could have been borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company will record in its consolidated statement of operations a loss on extinguishment of debt of $2.8 million in the second quarter ended June 30, 2005.

     On May 3, 2005, the Company refinanced a $496.5 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three months ended, March 31, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Overview

     Mediacom Communications Corporation is currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVRs”), and high-speed data access (“HSD”) and beginning in the second quarter of 2005, cable telephony. We currently offer video and HSD bundles, and, when we introduce cable telephony, we will offer triple-play bundles of video, HSD and voice. Bundled products and services offer our subscribers a single provider contact for provisioning, billing and customer care.

     As of March 31, 2005, our cable systems passed an estimated 2.79 million homes and served 1.46 million basic video subscribers in 23 states. We provide digital video services to 430,000 digital customers, representing a penetration of 29.4% of our basic subscribers. We also currently provide HSD to 407,000 data customers, representing a penetration of 14.6% of our estimated homes passed.

     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. By year-end 2004, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers, as compared to an estimated 62% and 28% at year-end 2003 and 2002, respectively. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets representing a modest amount of our subscriber base in 2005.

Actual Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The following table sets forth the unaudited consolidated statements of operations for the three months ended March 31, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Revenues	$266,244	$263,439	$2,805	1.1%
Costs and expenses:
Service costs	106,058	101,106	4,952	4.9%
Selling, general and administrative expenses	55,938	53,175	2,763	5.2%
Corporate expenses	5,274	4,891	383	7.8%
Depreciation and amortization	53,925	52,703	1,222	2.3%

Operating income	45,049	51,564	(6,515)	(12.6%)

Interest expense, net	(51,274)	(47,164)	(4,110)	8.7%
Gain (loss) on derivatives, net	8,070	(7,551)	15,621	NM
Other expense	(2,696)	(2,435)	(261)	10.7%

Net loss before benefit from (provision for) income taxes	(851)	(5,586)	4,735	NM
Benefit from (provision for) income taxes	10	(153)	163	NM

Net loss	$(841)	$(5,739)	$4,898	NM

Revenues

     The following table sets forth revenue information for the three months ended March 31, 2005 and 2004 (dollars in millions):

	Three Months Ended
	March 31,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$209.8	78.8%	$216.0	82.0%	$(6.2)	(2.9%)
Data	45.0	16.9%	36.7	13.9%	8.3	22.6%
Advertising	11.4	4.3%	10.7	4.1%	0.7	6.5%

	$266.2	100.0%	$263.4	100.0%	$2.8	1.1%

     Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly subscription fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Franchise fees charged to customers for payment to local franchising authorities are included in their corresponding revenue category.

     Revenues rose 1.1%, largely attributable to an increase in data and advertising revenues, significantly offset by a decrease in video revenues.

     Video revenues decreased 2.9%, as a result of a 4.7% reduction in basic video subscribers from 1,533,000 as of March 31, 2004, to 1,461,000 as of March 31, 2005, offset in part by the full impact of basic rate increases applied on our video subscribers during 2004 and higher service fees from advanced video products. Average monthly video revenue per basic video subscriber increased 2.3% from $46.81 to $47.91. Our loss in basic video subscribers in 2004 resulted primarily from increased competitive pressures by DBS service providers, and, to a lesser extent, from our tightened customer credit policies, which were imposed throughout 2004. To reverse this video subscriber trend, we have been increasing customer retention efforts and our emphasis on product bundling, as well as enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. As a result of these efforts, basic video subscribers and digital customers increased by 3,000 and 34,000, respectively, during the three months ended March 31, 2005.

     Data revenues rose 22.6% primarily due to a 34.8% year-over-year increase in data customers from 302,000 to 407,000 and, to a much lesser extent, an increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $42.12 to $38.78, largely due to discounted video and data bundles introduced in mid-year 2004.

     Advertising revenues increased 6.5%, as a result of stronger national advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.

Costs and Expenses

     Service costs include: fees paid to programming suppliers; employee expenses related to wages and salaries of technical personnel who maintain our cable network and perform customer installation activities; data costs, including costs of bandwidth connectivity, customer provisioning and technical support; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming costs, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.

     Service costs increased 4.9%, primarily due to increases in programming, field operating, data and employee costs. Programming costs increased 1.3%, as a result of higher unit costs charged by programming suppliers and lower launch support received from them in return for our carriage of their services, significantly offset by our basic video subscriber losses in 2004. Field operating costs rose 38.0%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in converter repair and vehicle fuel costs. Data costs increased 13.2% to service the growth in our data customers. Employee related costs grew 1.2%, primarily due to increased overtime and commissions related to higher levels of customer activity, significantly offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 39.8% for the three months ended March 31, 2005, as compared to 38.4% for the three months ended March 31, 2004.

     Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses rose 5.2%, principally due to higher marketing, employee and office costs, partially offset by a significant decrease in bad debt expense. Marketing costs grew 38.6% as a result of increased costs associated with contracted direct sales personnel and advertising campaigns to support greater sales of our products and services. Employee costs increased 8.0% due to higher employee compensation and benefit costs. Office costs rose 26.7%, mainly due to higher telephone costs related to the greater call volumes and the use of contracted call center services. This increase in selling, general and administrative expense was significantly offset by a 36.0% decrease in bad debt expense as a result of improved customer credit and collection policies. Selling, general and administrative expenses as a percentage of revenues were 21.0% and 20.2% for the three months ended March 31, 2005 and 2004, respectively.

     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs and HSD and, in the second quarter of 2005, the launch of cable telephony service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 7.8%, principally due to increases in employee compensation and, to a lesser extent, higher professional service fees, partially offset by greater capitalization of labor and overhead costs related to increased capital project activities in 2005. Corporate expenses as a percentage of revenues were 2.0% and 1.9% for the three months ended March 31, 2005 and 2004, respectively.

     Depreciation and amortization increased 2.3%, principally due to increased depreciation for ongoing investments to continue the rollout of products and services such as VOD, HDTV, DVRs and HSD and the investments in our cable network.

Interest Expense, Net

     Interest expense, net, increased by 8.7%, primarily due to higher market interest rates on variable rate debt. This increase was offset in part by lower average indebtedness for the three months ended March 31, 2005.

Gain (Loss) on Derivatives, Net

     We enter into interest rate exchange agreements or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2005 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $8.1 million for the three months ended March 31, 2005, as compared to a loss on derivatives of $7.6 million for the three months ended March 31, 2004.

Other Expense

     Other expense was $2.7 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

Benefit from (Provision for) Income Taxes

     Benefit from income taxes was approximately $10,000 for the three months ended March 31, 2005, as compared to a provision for income taxes of $153,000 for the three months ended March 31, 2004. Our income taxes relate to state income tax liabilities.

Net Loss

     As a result of the factors described above, we incurred a net loss for the three months ended March 31, 2005 of $0.8 million, as compared to net loss of $5.7 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

Overview

     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments have recently shifted away from the cable systems’ broadband network and to the deployment of new products and services, including VOD, HDTV, DVRs, HSD and cable telephony. During 2005, we expect to spend between $200 million and $210 million on capital expenditures. In the three months ended March 31, 2005, we made $54.8 million of capital expenditures. Although we did not make any strategic acquisitions or sales of cable systems during the three months ended March 31, 2005, we have historically entered into such transactions and may continue to do so in the future.

     We have a significant level of debt. As of March 31, 2005, our total debt was $3.03 billion. Of this amount, $44.6 million and $228.4 million mature within the twelve months ending March 31, 2006 and 2007, respectively. We continue to improve our debt maturity profile through refinancing of debt, as discussed below. Given our level of indebtedness, we also have significant interest expense obligations. During the quarter ended March 31, 2005 we paid cash interest of $70.6 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes and convertible senior notes.

     During the three months ended March 31, 2005, we generated $29.3 million of net cash flows from operating activities. We had cash flows from financing activities of $7.5 million, and a decrease in cash of $17.9 million. We used these sources to fund our cash requirements, including capital expenditures.

     As of March 31, 2005, we had unused credit commitments of about $861.0 million under our credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through March 31, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.

Operating Activities

     Net cash flows provided by operating activities were $29.3 million and $27.0 million for the three months ended March 31, 2005 and 2004, respectively. This increase was principally due to the timing of cash receipts and expenses in our working capital accounts, mainly from accounts payable and accrued expenses, offset in part by a decline in operating income.

Investing Activities

     Net cash flows used in investing activities were $54.8 million and $43.6 million for the three months ended March 31, 2005 and 2004, respectively. This increase was primarily due to higher capital expenditures, which rose to $54.8 million from $39.8 million in the same period last year. Capital expenditures increased mainly as a result of purchases of more units of customer premise equipment, including higher-cost advanced digital boxes, and increased installation activity.

Financing Activities

     Net cash flows provided by financing activities were $7.5 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. In 2005, our principal financing activities included net borrowings under our bank credit facilities in the amount of $17.3 million to fund in part our higher capital expenditures.

Other

     On January 25, 2005, we borrowed the full amount of our $200.0  million delayed-draw term loan facility and used the proceeds to reduce outstandings under our revolving credit facilities.

     On April 15, 2005, we redeemed all of our outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. We funded the redemption with a combination of cash on hand and a $204.0 million borrowing under the revolving credit portion of our credit facilities. As of April 15, 2005, after giving effect to the redemption of the Notes, we had unused commitments of about $649.0 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

     On May 3, 2005, we refinanced a $496.5 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.

     We have entered into interest rate exchange agreements with counterparties, which expire from June 2005 through March 2007, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of March 31, 2005, about 73% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt was approximately 6.9%.

     As of March 31, 2005, approximately $19.3 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to March 31, 2005 and thereafter (dollars in thousands)*:

			Capital	Operating	Interest(1)
	Debt		Leases	Leases	Expense	Total
April 1, 2005 to March 31, 2006	$42,375		$2,217	$4,066	$201,182	$249,840
April 1, 2006 to March 31, 2007	226,125	(2)	2,286	2,637	190,176	421,224
April 1, 2007 to March 31, 2008	75,500		584	1,504	187,435	265,023
April 1, 2008 to March 31, 2009	297,125	(3)	1	1,072	183,657	481,855
April 1, 2009 to March 31, 2010	219,875		—	541	178,820	399,236
Thereafter	2,160,875		—	1,108	417,893	2,579,876

Total cash obligations	$3,021,875		$5,088	$10,928	$1,359,163	$4,397,054

* Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of March 31, 2005 and the average interest rates applicable under such debt obligations.
(2)	Includes $172.5 million of convertible senior notes due 2006.
(3)	Includes $200.0 million of senior notes redeemed on April 15, 2005.

Critical Accounting Policies

     The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 1 of our unaudited consolidated financial statements.

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

Allowance for Doubtful Accounts

     The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.

Programming Costs

     We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities and recognize such amounts as a reduction of programming costs (which are a component of service costs in our consolidated statement of operations) over the carriage term of the programming contract.

Property, Plant and Equipment

     We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities; the addition of network and other equipment, and new customer service installations. Capitalized costs include all direct labor and materials as well as certain indirect costs and are based on historical construction and installation costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciate over the life of the related asset. We perform periodic evaluations of certain estimates used to determine the amount and extent of such costs that are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the periods in which the evaluations were completed.

Long-Lived Assets

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. When the carrying amount is not recoverable, the measurement for such impairment loss is based on the fair value of the asset, typically based upon the future cash flows discounted at a rate commensurate with the risk involved. Any loss is included as a component of either depreciation expense or amortization expense, as appropriate, unless it is material to the period in question whereby we would present it separately.

Intangibles

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. We completed our most recent impairment test as of October 1, 2004, which reflected no impairment of our franchise costs and goodwill. As of March 31, 2005, there were no events since then that would require an analysis to be completed before the next annual test date.

Derivative Instruments

     We account for derivatives instruments in accordance with SFAS No. 133, SFAS No. 138 and SFAS No. 149. Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We have no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in earnings. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.

Income Taxes

     We provide for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability based approach in accounting for income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and expected benefits of utilizing net operating loss carryforwards. We periodically assess the likelihood of realization of deferred tax assets and net operating loss carryforwards by considering the scheduled reversal of deferred tax liabilities, projected taxable income in future periods and the evaluation of available prudent tax planning strategies. If our assessment changes in the future, we may be required to adjust our valuation allowance against deferred tax assets, resulting in either an increase or decrease in income tax expense in our consolidated statement of operations.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. SFAS No. 123R was originally effective for interim periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. We plan on adopting SFAS No. 123R effective January 1, 2006 and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we use interest rate swaps to fix the interest rate on our variable interest rate debt. As of March 31, 2005, we had $800.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 3.3%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2005 through 2007, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At March 31, 2005, based on the mark-to-market valuation, we would have received approximately $8.4 million, including accrued interest, if we terminated these agreements.

     The table below provides the new expected maturity and estimated fair value of our debt as of March 31, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:
April 1, 2005 to March 31, 2006	$—		$42,375	$2,217	$44,592
April 1, 2006 to March 31, 2007	172,500	(1)	53,625	2,286	228,411
April 1, 2007 to March 31, 2008	—		75,500	584	76,084
April 1, 2008 to March 31, 2009	200,000		97,125	1	297,126
April 1, 2009 to March 31, 2010	—		219,875	—	219,875
Thereafter	1,025,000		1,135,875	—	2,160,875

Total	$1,397,500		$1,624,375	$5,088	$3,026,963

Fair Value	$1,419,690		$1,624,375	$5,088	$3,049,153

Weighted Average Interest Rate	9.1%		4.8%	3.1%	6.8%

(1)	Represents convertible senior notes due July 2006.

ITEM 4. CONTROLS AND PROCEDURES

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 9 to our consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the quarter ended March 31, 2005, we granted stock options to certain of our employees to purchase an aggregate of 530,000 shares of Class A Common Stock at exercise prices ranging from $5.42 to $6.29 per share. The grant of stock options to the employees was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
May 10, 2005	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer