Form 10-Q
period 2005-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2005-08-09
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
Commission File Number: 0-29227
Mediacom Communications Corporation
(Exact name of Registrant as specified in its charter)

Delaware	06-1566067
(State of incorporation)	(I.R.S. Employer
Identification Number)
100 Crystal Run Road
Middletown, NY 10941
(Address of principal executive offices)
(845) 695-2600
(Registrant’s telephone number)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 30, 2005 there were 89,527,382 shares of Class A common stock and 27,336,939 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2005

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. Factors that could cause actual results to differ from those contained in the forward-looking statements include: competition in our video, high-speed Internet access and telephone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

PART 1
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,476	$23,875
Investments	1,088	1,987
Subscriber accounts receivable, net of allowance for doubtful accounts of $4,327 and $3,659, respectively	59,438	58,253
Prepaid expenses and other assets	17,811	12,757
Deferred tax asset	8,022	7,024

Total current assets	97,835	103,896
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,142,280 and $1,040,289, respectively	1,449,202	1,443,090
Intangible assets, net of accumulated amortization of $300,696 and $299,098, respectively	2,040,512	2,042,110

Total investment in cable television systems	3,489,714	3,485,200
Other assets, net of accumulated amortization of $23,793 and $25,266, respectively	44,196	46,559

Total assets	$3,631,745	$3,635,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$260,583	$261,223
Deferred revenue	40,234	38,707
Current portion of long-term debt	46,484	42,700

Total current liabilities	347,301	342,630
Long-term debt, less current portion	2,973,550	2,966,932
Other non-current liabilities	29,530	32,581

Total liabilities	3,350,381	3,342,143
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,188,700 shares issued and 89,527,382 shares outstanding as of June 30, 2005 and 93,103,134 shares issued and 90,524,198 shares outstanding as of December 31, 2004	932	931
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,336,939 shares issued and outstanding as of June 30, 2005 and December 31, 2004	273	273
Deferred compensation	(5,647)	—
Additional paid-in capital	990,081	983,417
Accumulated deficit	(685,794)	(678,963)
Treasury stock, at cost, 3,661,318 and 2,578,936 shares of Class A common stock as of June 30, 2005 and December 31, 2004, respectively	(18,481)	(12,146)

Total stockholders’ equity	281,364	293,512

Total liabilities and stockholders’ equity	$3,631,745	$3,635,655

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Revenues	$277,332	$267,599

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $53,754 and $55,492, respectively, shown separately below)	107,802	100,345
Selling, general and administrative expenses	58,395	53,873
Corporate expenses	5,615	4,957
Depreciation and amortization	53,754	55,492

Operating income	51,766	52,932

Interest expense, net	(50,136)	(47,403)
Loss on early extinguishment of debt	(4,742)	—
(Loss) gain on derivatives, net	(1,649)	21,267
Gain on sale of assets and investments, net	1,183	5,885
Other expense	(2,533)	(2,378)

Net (loss) income before benefit from (provision for) income taxes	(6,111)	30,303
Benefit from (provision for) income taxes	122	(174)

Net (loss) income	$(5,989)	$30,129

Basic weighted average shares outstanding	117,488	118,806
Basic (loss) earnings per share	$(0.05)	$0.25
Diluted weighted average shares outstanding	117,488	128,065
Diluted (loss) earnings per share	$(0.05)	$0.25
The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Revenues	$543,576	$531,038

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $107,679 and $108,195, respectively, shown separately below)	213,861	201,451
Selling, general and administrative expenses	114,333	107,048
Corporate expenses	10,889	9,848
Depreciation and amortization	107,679	108,195

Operating income	96,814	104,496

Interest expense, net	(101,410)	(94,567)
Loss on early extinguishment of debt	(4,742)	—
Gain on derivatives, net	6,421	13,716
Gain on sale of assets and investments, net	1,183	5,885
Other expense	(5,229)	(4,813)

Net (loss) income before provision for income taxes	(6,963)	24,717
Benefit from (provision for) income taxes	132	(327)

Net (loss) income	$(6,831)	$24,390

Basic weighted average shares outstanding	117,673	118,764
Basic (loss) earnings per share	$(0.06)	$0.21
Diluted weighted average shares outstanding	117,673	118,809
Diluted (loss) earnings per share	$(0.06)	$0.21
The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,831)	$24,390
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	107,679	108,195
Gain on derivatives, net	(6,421)	(13,716)
Gain on sale of assets and investments, net	(1,183)	(5,885)
Loss on early extinguishment of debt	4,742
Amortization of original issue discounts and deferred financing costs	3,253	3,259
Amortization of deferred compensation	541	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(1,185)	(2,113)
Prepaid expenses and other assets	(2,695)	(1,816)
Accounts payable and accrued expenses	9,583	(3,932)
Deferred revenue	1,527	2,197
Other non-current liabilities	(3,050)	2,424

Net cash flows provided by operating activities	105,960	113,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111,878)	(81,025)
Acquisition of cable television systems	—	(3,372)
Proceeds from sale of assets and investments	2,082	10,556
Other investment activities	—	(424)

Net cash flows used in investing activities	(109,796)	(74,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	651,750	101,000
Repayment of debt	(441,348)	(142,886)
Redemption of senior notes	(202,834)	—
Repurchase of common stock for treasury	(6,335)	—
Other financing activities — book overdrafts	(10,223)	(912)
Proceeds from issuance of common stock in employee stock purchase plan	477	489
Other financing activities	(50)	—

Net cash flows used in financing activities	(8,563)	(42,309)

Net decrease in cash and cash equivalents	(12,399)	(3,571)
CASH AND CASH EQUIVALENTS, beginning of period	23,875	25,815

CASH AND CASH EQUIVALENTS, end of period	$11,476	$22,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$104,984	$90,982

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Statement of Accounting Presentation and Other Information
Basis of Preparation of Unaudited Consolidated Financial Statements
     Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of June 30, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.
Revenue Recognition
     Revenues from video and data services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.
Programming Costs
     The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. The Company recognizes programming costs when it distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company records them as liabilities in its consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

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
     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities, the addition of network and other equipment and new customer installations. Repairs and maintenance are expensed as incurred. Capitalized costs include direct labor and material as well as certain indirect costs including interest. The Company performs periodic evaluations of certain estimates used to determine the amount and extent that such costs are capitalized. Any changes to these estimates, which may be significant, are applied prospectively in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains and losses are recorded in the consolidated statement of operations.
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
Derivative Instruments
     The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of its consolidated balance sheet. The Company’s accounting policies for these instruments are based on whether they meet its criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

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
(2) Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. On April 14, 2005, the SEC approved a new rule delaying the effective date until the beginning of a company’s next fiscal year that commences after June 15, 2005. The Company plans on adopting SFAS No. 123R effective January 1, 2006 and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated statement of operations and earnings per share.
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
     For the three and six months ended June 30, 2005, the Company generated net losses and so the potential common shares were anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the three and six months ended June 30, 2005, diluted earnings per share excludes of 1.1 million potential common shares related to the Company’s stock options and restricted stock units, and 9.2 million potential common shares related to the Company’s convertible senior notes, because the assumed issuance of such potential common shares is anti-dilutive.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For the six months ended June 30, 2004, diluted earnings per share excludes 9.2 million potential common shares related to the Company’s convertible senior notes, because the assumed issuance of such potential common shares is anti-dilutive.
     The following table reconciles the numerator and denominator of the computations of diluted earnings per share for the three and six months ended June 30, 2004 (dollars in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
						Diluted
	Net		Earnings	Net		Earnings
	Income	Shares	Per Share	Income	Shares	Per Share
Basic earnings per share	$30,129	118,806	$0.25	$24,390	118,764	$0.21
Effect of dilutive securities:
Conversion of convertible senior notes	2,264	9,214	—	—	—	—
Assumed exercise of stock options	—	45	—	—	45	—

Diluted earnings per share	$32,393	128,065	$0.25	$24,390	118,809	$0.21

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
Diluted
	Net		Earnings	Net		Earnings
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic loss per share	$(5,989)	117,488	$(0.05)	$(6,831)	117,673	$(0.06)
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—
Assumed exercise of stock options and restricted stock units	—	—	—	—	—	—

Diluted loss per share	$(5,989)	117,488	$(0.05)	$(6,831)	117,673	$(0.06)

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Property, Plant and Equipment
     As of June 30, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	June 30,	December 31,
	2005	2004
Land and land improvements	$7,145	$7,089
Buildings and leasehold improvements	41,042	39,898
Cable systems, equipment and subscriber devices	2,444,977	2,342,220
Vehicles	61,572	60,754
Furniture, fixtures and office equipment	36,746	33,417

	2,591,482	2,483,379
Accumulated depreciation	(1,142,280)	(1,040,289)

Property, plant and equipment, net	$1,449,202	$1,443,090

     Depreciation expense for the three and six months ended June 30, 2005, were approximately $53.1 million and $106.1 million, respectively, and $52.9 million and $102.4 million for the respective periods in 2004. As of June 30, 2005 and 2004, the Company had property under capitalized leases of $10.1 million and $10.1 million, respectively, before accumulated depreciation, and $6.4 million and $8.5 million, respectively, net of accumulated depreciation. During the three and six months ended June 30, 2005, the Company capitalized interest expense of $0.9 million and $1.7 million, respectively. During the three and six months ended June 30, 2004, the Company capitalized interest expense of $0.7 million and $1.5 million, respectively.
(5) Intangible Assets
     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and the acquisitions were accounted for using the purchase method of accounting.
     The following table summarizes the net asset value for each intangible asset category as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	Gross Asset	Accumulated	Net Asset
June 30, 2005	Value	Amortization	Value
Franchise costs	$1,944,918	$140,947	$1,803,971
Goodwill	224,614	3,232	221,382
Subscriber lists	165,981	150,824	15,157
Covenants not to compete	5,695	5,693	2

	$2,341,208	$300,696	$2,040,512

	Gross Asset	Accumulated	Net Asset
December 31, 2004	Value	Amortization	Value
Franchise costs	$1,944,918	$140,947	$1,803,971
Goodwill	224,614	3,232	221,382
Subscriber lists	165,981	149,277	16,704
Covenants not to compete	5,695	5,642	53

	$2,341,208	$299,098	$2,042,110

     Amortization expense for the three and six months ended June 30, 2005 was approximately $0.7 million and $1.6 million, respectively, and $2.6 million and $5.8 million for the respective periods in 2004. The Company’s estimated future aggregate amortization expense for 2005 through 2009 and beyond is $1.2 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $5.6 million, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company completed its last impairment test as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of June 30, 2005, there have been no events since then that would require an impairment analysis to be completed before the next annual test date.
(6) Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Accounts payable	$12,044	$14,097
Book overdrafts(1)	—	10,223
Accrued interest	59,506	61,910
Accrued payroll and benefits	32,158	24,314
Accrued programming costs	70,334	62,049
Accrued property, plant and equipment	15,354	18,261
Accrued taxes and fees	26,460	27,777
Subscriber advance payments	9,730	9,304
Other accrued expenses	34,997	33,288

	$260,583	$261,223

(1) Book overdrafts represent outstanding checks in excess of funds on deposit at the Company’s disbursement accounts. The Company transfers funds from its depository accounts to its disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in the Company’s consolidated statement of cash flows.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7) Debt
     As of June 30, 2005 and December 31, 2004, debt consisted of (dollars in thousands):

	June 30,	December 31,
	2005	2004
Bank credit facilities	$1,818,000	$1,606,500
8 1/2% senior notes	—	200,000
7⅞% senior notes	125,000	125,000
9 1/2% senior notes	500,000	500,000
11% senior notes	400,000	400,000
5 1/4% convertible senior notes	172,500	172,500
Capital lease obligations	4,534	5,632

	$3,020,034	$3,009,632
Less: current portion	46,484	42,700

Total long-term debt	$2,973,550	$2,966,932

     The average interest rates on outstanding debt under the bank credit facilities as of June 30, 2005 and 2004, were 5.1% and 2.9%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2005, the Company had unused credit commitments of approximately $645.7 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through June 30, 2005.
     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of June 30, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2009, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements are the estimated amounts that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturity and the creditworthiness of the Company’s counterparties. At June 30, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $7.9 million, which is a component of other assets, and a derivative liability of $1.2 million, which is recorded in accounts payable and accrued expenses and other non-current liabilities.
     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a loss of $1.6 million and a gain of $21.3 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $6.4 million and $13.7 million for the six months ended June 30, 2005 and 2004, respectively.
     In April 2005, the Company redeemed all of its outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. The Company has recorded in its consolidated statement of operations for the three and six months ended June 30, 2005, a loss on early extinguishment of debt of $4.7 million, representing $2.8 million of call premium and the write- off of $1.9 million of unamortized original issue discount and deferred financing costs. The Company funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of the Company’s credit facilities.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In May 2005, the Company refinanced a $496.3 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.
     As of June 30, 2005, approximately $19.3 million letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
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
     During the six months ended June 30, 2005, the Company granted stock options and restricted stock units to certain employees and directors. The stock options were granted in three tranches. The first tranche was a grant of 230,000 stock options at an exercise price of $5.42 and vests equally over four years. The second tranche was a grant of 300,000 stock options at an exercise price of $6.29 and vests equally over three years. The third tranche was a grant of 50,000 stock options at an exercise price of $5.85 per share and vests equally over two years. The Company also granted restricted stock units in three tranches. The first tranche was a grant of 118,900 restricted stock units at a grant price of $5.69 and vests equally over four years. The second tranche was a grant of 990,000 restricted stock units at a grant price of $5.42 with a cliff vest at the end of four years. The third tranche was a grant of 25,000 restricted stock units at a grant price of $5.85 and vests equally over two years.
     No compensation cost has been recognized for any stock option grants in the accompanying consolidated statements of operations since the exercise price of the options was at the fair market value at the date of grant. As of June 30, 2005, the Company has recorded $6.2 million of intrinsic value related to the restricted stock unit awards as deferred compensation and additional paid-in capital in its consolidated balance sheets, and during the three and six months ended June 30, 2005, the Company amortized $0.2 million and $0.5 million, respectively, of deferred compensation as compensation expense in its consolidated statement of operations.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net loss and basic and diluted loss per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(5,989)	$30,129	$(6,831)	$24,390
Add: Total stock-based compensation expense included in net income (loss) as reported above	391	—	541	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,185)	(1,295)	(2,474)	(2,742)

Pro forma net (loss) income	$(6,783)	$28,834	$(8,764)	$21,648

Basic and diluted earnings (loss) per share:
As reported	$(0.05)	$0.25	$(0.06)	$0.21
Pro forma	$(0.06)	$0.24	(0.07)	$0.18
The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosure above are not likely to be representative of the effects on the pro forma disclosure in the future.
(9) Legal Proceedings
     On April 5, 2004, a lawsuit was filed against MCC, MCC Georgia LLC, an indirect subsidiary of MCC and other, currently unnamed potential defendants in the United States District Court for the District of Colorado by Echostar Satellite LLC, which operates a direct broadcast satellite business under the name “Dish Network”. Echostar alleged that MCC and MCC Georgia have used, without authorization, Dish Network satellite dishes activated under residential accounts to receive the signals of certain broadcast television stations in one or more locations in Georgia and that the defendants have then been redistributing those signals, through its cable systems, to its subscribers. Among other claims, the complaint filed by Echostar alleged that these actions violate a provision of the Communications Act of 1934 (47 U.S.C. Sec. 605) that prohibits unauthorized interception of radio communications. The plaintiff sought injunctive relief, actual and statutory damages, disgorgement of profits, punitive damages and litigation costs, including attorneys’ fees.
     On June 29, 2004, Echostar amended its complaint to also alleged that this conduct amounted to a breach of the contract between Echostar and one of the Company’s employees, who allegedly acted as an agent for the defendants, by which the Company received the Echostar satellite signal. On September 7, 2004, the U.S. District Court granted the Company’s motion to transfer the case to the Middle District of Georgia, where venue is proper and where personal jurisdiction over the Company exists.
     On August 2, 2005, the Company settled its litigation with EchoStar for an amount which is not significant to the Company’s financial condition, operations or cash flows. Neither party admitted liability concerning the matter.
     The Company also is involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have significant or adverse effect on the Company’s financial condition, operations, or cash flows.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Share Repurchase Program
     The Company repurchased 1,082,382 shares of Class A Common Stock for approximately $6.3 million during the three months ended June 30, 2005, pursuant to its Board authorized repurchase program.
(11) Sale of Assets and Investments
     The Company recorded a net gain on sale of assets and investments amounting to $1.2 million for the three and six months ended June 30, 2005 and $5.9 million for the three and six months ended June 30, 2004. The net gain for the second quarter of 2005 was due to the sale of a portion of the Company’s investment in American Independence Corporation common stock. The gain for the respective period in 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.
(12) Related Party Transactions
     Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1% direct ownership interest in Mediacom California LLC, which in turn holds a 1% interest in Mediacom Arizona LLC. These ownership interests represent less than 1% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
     One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the six months ended June 30, 2005 and 2004, the Company paid this law firm approximately $0.2 million and $0.1 million, respectively, for services performed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Overview
     Mediacom Communications Corporation is currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and beginning in June 2005 in certain markets, residential cable telephony. We currently offer video and HSD bundles and, with the introduction of cable telephony in certain markets, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
     As of June 30, 2005, our cable systems passed an estimated 2.80 million homes and served 1.45 million basic subscribers in 23 states. We provide digital video services to 455,000 digital customers, representing a penetration of 31.5% of our basic subscribers. We also currently provide HSD to 426,000 data customers, representing a penetration of 15.2% of our estimated homes passed.
     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. By year-end 2004, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers, as compared to an estimated 62% and 28% at year-end 2003 and 2002, respectively. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets in 2005 representing a modest amount of our subscriber base.

Actual Results of Operations
Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
     The following table sets forth the unaudited consolidated statements of operations for the three months ended June 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenues	$277,332	$267,599	$9,733	3.6%
Costs and expenses:
Service costs	107,802	100,345	7,457	7.4%
Selling, general and administrative expenses	58,395	53,873	4,522	8.4%
Corporate expenses	5,615	4,957	658	13.3%
Depreciation and amortization	53,754	55,492	(1,738)	(3.1%)

Operating income	51,766	52,932	(1,166)	(2.2%)
Interest expense, net	(50,136)	(47,403)	(2,733)	5.8%
Loss on early extinguishment of debt	(4,742)	—	(4,742)	NM
(Loss) gain on derivatives, net	(1,649)	21,267	(22,916)	NM
Gain on sale of assets and investments, net	1,183	5,885	(4,702)	(79.9%)
Other expense	(2,533)	(2,378)	(155)	6.5%

Net (loss) income before benefit from (provision for) income taxes	(6,111)	30,303	(36,414)	NM
Benefit from (provision for) income taxes	122	(174)	296	NM

Net (loss) income	$(5,989)	$30,129	$(36,118)	NM

Revenues
     The following table sets forth revenue information for the three months ended June 30, 2005 and 2004 (dollars in millions):

		Three Months Ended
		June 30,

	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$215.9	77.9%	$216.7	81.0%	$(0.8)	(0.4%)
Data	47.9	17.3%	38.4	14.3%	9.5	24.7%
Advertising	13.5	4.8%	12.5	4.7%	1.0	8.0%

	$277.3	100.0%	$267.6	100.0%	$9.7	3.6%

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

     Revenues rose 3.6%, largely attributable to an increase in data and advertising revenues, partially offset by a decrease in video revenues.
     Video revenues decreased 0.4%, as a result of a 3.0% reduction in basic subscribers from 1,491,000 as of June 30, 2004, to 1,446,000 as of June 30, 2005, offset in part by the impact of rate increases applied on our subscribers and higher fees from our advanced video products and services. Average monthly video revenue per basic subscriber rose 3.7% from $47.77 to $49.52. Our loss of basic subscribers substantially occurred in 2004, resulting primarily from increased competitive pressures by DBS service providers and, to a lesser extent, from our tightened customer credit policies throughout 2004 and the impact of Hurricane Ivan. To reverse this basic subscriber trend, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. Partly as a result of these efforts, our loss of basic subscribers decreased significantly during the six months ended June 30, 2005, with a loss of 12,000 basic subscribers, compared to a loss of 52,000 in the same period last year. During the three months ended June 30, 2005, we lost 15,000 basic subscribers, compared to a loss of 42,000 in the same period last year. In addition, our digital television product category has rebounded significantly, growing 59,000 digital customers during the six months ended June 30, 2005, compared to a loss of 10,000 in the same period last year. We had 455,000 digital customers as of June 30, 2005, compared to 373,000 as of June 30, 2004. Historically, we experience a seasonal decline in basic subscribers during the second quarter as a significant portion of college students in our markets typically disconnect at the end of the school year.
     Data revenues rose 24.7%, primarily due to a 30.3% year-over-year increase in data customers from 327,000 to 426,000 and, to a much lesser extent, an increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $40.72 to $38.35, largely due to various promotional offers since mid-year 2004.
     Advertising revenues increased 8.0%, as a result of stronger national and regional advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
Costs and Expenses
     Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity, customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are payments to programmers for content and are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
     Service costs grew 7.4%, primarily due to increases in programming, field operating and employee costs. Programming costs increased 5.7%, as a result of lower launch support received from our programming suppliers in return for our carriage of their services and higher unit costs charged by them, significantly offset by a lower base of basic subscribers during the quarter ended June 30, 2005. Field operating costs rose 18.8%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in plant repairs and maintenance and vehicle related costs. Employee related costs grew 7.2%, primarily due to increased headcount, overtime and commissions related to higher levels of customer activity, network maintenance and greater staffing of technical support for our data business, partially offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 38.9% for the three months ended June 30, 2005, as compared to 37.5% for the three months ended June 30, 2004.
     Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.

     Selling, general and administrative expenses rose 8.4%, principally due to higher employee and marketing costs related to increased customer activity, partially offset by a decrease in bad debt expense. Employee costs increased 23.2%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel. Marketing costs grew 16.0% as a result of increased costs associated with contracted direct sales personnel and advertising campaigns. The increase in selling, general and administrative expense was offset by an 8.5% decrease in bad debt expense as a result of more effective customer credit and collection activities. Selling, general and administrative expenses as a percentage of revenues were 21.1% and 20.1% for the three months ended June 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and residential cable telephony. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 13.3%, principally due to increases in employee compensation including amortization of non-cash stock-based compensation, and lower capitalization of labor and overhead costs related to capital project activities in 2005. Corporate expenses as a percentage of revenues were 2.0% and 1.9% for the three months ended June 30, 2005 and 2004, respectively.
     Depreciation and amortization decreased 3.1%, as a result of asset retirements and a sale of cable system assets in 2004, offset in part by increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
Interest Expense, Net
     Interest expense, net, increased by 5.8%, primarily due to higher market interest rates on variable rate debt. This increase was offset in part by the redemption of our 8 1/2% Senior Notes due 2008 (“8 1/2% Senior Notes”) with lower cost bank borrowings.
Loss on Early Extinguishment of Debt
     The 8 1/2% Senior Notes were redeemed at a price equal to 101.417% of the outstanding principal amount. As a result of the redemption, we incurred a loss on early extinguishment of debt of $4.7 million for the three months ended June 30, 2005. The loss consisted of $2.8 million of call premium and the write-off of $1.9 million of unamortized original issue discount and deferred financing costs.
Gain (Loss) on Derivatives, Net
     We enter into interest rate exchange agreements or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2005 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives amounting to $1.6 million for the three months ended June 30, 2005, as compared to a gain on derivatives of $21.3 million for the three months ended June 30, 2004.
Gain on Sale of Assets and Investments, Net
     We recorded a net gain on sale of assets and investments of $1.2 million for the three months ended June 30, 2005 and $5.9 million for the three months ended June 30, 2004. The net gain for the second quarter of 2005 was due to the sale of a portion of our investment in American Independence Corporation common stock. The net gain for the second quarter of 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.

Other Expense
     Other expense was $2.5 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively. Other expense primarily represents amortization of original issue discounts and deferred financing costs and fees on unused credit commitments.
Benefit from (Provision for) Income Taxes
     Benefit from income taxes was approximately $0.1 million for the three months ended June 30, 2005, as compared to a provision for income taxes of $0.2 million for the three months ended June 30, 2004. Our income taxes relate to state income tax liabilities.
Net (Loss) Income
     As a result of the factors described above, we incurred a net loss for the three months ended June 30, 2005 of $6.0 million, as compared to net income of $30.1 million for the three months ended June 30, 2004.
Actual Results of Operations
Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004
     The following table sets forth the unaudited consolidated statements of operations for the six months ended June 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenues	$543,576	$531,038	$12,538	2.4%
Costs and expenses:
Service costs	213,861	201,451	12,410	6.2%
Selling, general and administrative expenses	114,333	107,048	7,285	6.8%
Corporate expenses	10,889	9,848	1,041	10.6%
Depreciation and amortization	107,679	108,195	(516)	(0.5%)

Operating income	96,814	104,496	(7,682)	(7.4%)

Interest expense, net	(101,410)	(94,567)	(6,843)	7.2%
Loss on early extinguishment of debt	(4,742)	—	(4,742)	NM
Gain on derivatives, net	6,421	13,716	(7,295)	(53.2%)
Gain on sale of assets and investments, net	1,183	5,885	(4,702)	(79.9%)
Other expense	(5,229)	(4,813)	(416)	8.6%

Net (loss) income before benefit from (provision for) income taxes	(6,963)	24,717	(31,680)	NM
Benefit from (provision for) income taxes	132	(327)	459	NM

Net (loss) income	$(6,831)	$24,390	$(31,221)	NM

Revenues
     The following table sets forth revenue information for the six months ended June 30, 2005 and 2004 (dollars in millions):

	Six Months Ended
	June 30,

	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$425.7	78.3%	$432.6	81.4%	$(6.9)	(1.6%)
Data	93.0	17.1%	75.2	14.2%	17.8	23.7%
Advertising	24.9	4.6%	23.2	4.4%	1.7	7.3%

	$543.6	100.0%	$531.0	100.0%	$12.6	2.4%

     Revenues rose 2.4%, largely attributable to an increase in data and advertising revenues, significantly offset by a decrease in video revenues.
     Video revenues decreased 1.6%, as a result of a 3.0% reduction in basic subscribers from 1,491,000 as of June 30, 2004, to 1,446,000 as of June 30, 2005, offset in part by the impact of rate increases applied on our basic subscribers and higher fees from our advanced video products and services. Average monthly video revenue per basic subscriber increased 2.8% from $47.54 to $48.87.
     Data revenues rose 23.7%, primarily due to a 30.3% year-over-year increase in data customers from 327,000 to 426,000 and, to a much lesser extent, an increased contribution from our commercial enterprise business. Average monthly data revenue per data customer decreased from $41.29 to $39.07, largely due to various promotional offers since mid-year 2004.
     Advertising revenues increased 7.3%, as a result of stronger national and regional advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
Costs and Expenses
     Service costs increased 6.2%, primarily due to increases in programming, field operating and employee costs. Programming costs increased 3.5%, as a result of lower launch support received from our programming suppliers in return for our carriage of their services and higher unit costs charged by them, significantly offset by a lower base of basic subscribers for the six months ended June 30, 2005. Field operating costs rose 19.4%, primarily due to the greater use of outside contractors to service higher levels of customer activity and, to a lesser extent, increases in vehicle related costs and plant maintenance and converter repairs. Employee related costs grew 4.5%, primarily due to increased headcount, overtime and commissions related to higher levels of customer activity and network maintenance and greater staffing of our technical support for our data business, partially offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 39.3% for the six months ended June 30, 2005, as compared to 37.9% for the six months ended June 30, 2004.
     Selling, general and administrative expenses rose 6.8%, principally due to higher employee and marketing costs, partially offset by a significant decrease in bad debt expense. Employee costs increased 15.5%, primarily due to higher staffing and benefit costs. Marketing costs grew 26.7% as a result of increased costs associated with contracted direct sales personnel and advertising campaigns to support sales of our products and services. This increase in selling, general and administrative expense was significantly offset by a 21.4% decrease in bad debt expense as a result of more effective customer credit and collection activities. Selling, general and administrative expenses as a percentage of revenues were 21.0% and 20.2% for the six months ended June 30, 2005 and 2004, respectively.

     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and residential cable telephony. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 10.6%, principally due to increases in employee compensation including amortization of non-cash stock-based compensation and, to a lesser extent, higher professional service fees. Corporate expenses as a percentage of revenues were 2.0% and 1.9% for the six months ended June 30, 2005 and 2004, respectively.
     Depreciation and amortization decreased 0.5%, as a result of asset retirements and a sale of cable system assets in 2004, offset in part by increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
Interest Expense, Net
     Interest expense, net, increased by 7.2%, primarily due to higher market interest rates on variable rate debt. This increase was offset in part by the redemption of our 8 1/2% Senior Notes with lower cost bank borrowings for the six months ended June 30, 2005.
Loss on Early Extinguishment of Debt
     The 8 1/2% Senior Notes were redeemed at a price equal to 101.417% of the outstanding principal amount. As a result of the redemption, we incurred a loss on early extinguishment of debt of $4.7 million for the three months ended June 30, 2005. The loss consisted of $2.8 million of call premium and the write-off of $1.9 million of unamortized original issue discount and deferred financing costs.
Gain (Loss) on Derivatives, Net
     We enter into interest rate exchange agreements or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2005 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $6.4 million for the six months ended June 30, 2005, as compared to a gain on derivatives of $13.7 million for the six months ended June 30, 2004.
Gain on Sale of Asset and Investments, Net
     We recorded a net gain on sale of assets and investments of $1.2 million for the six months ended June 30, 2005 and $5.9 million for the six months ended June 30, 2004. The net gain for the second quarter of 2005 was due to the sale of a portion of our investment in American Independence Corporation common stock. The net gain for the six months ended June 30, 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.
Other Expense
     Other expense was $5.2 million and $4.8 million for the six months ended June 30, 2005 and 2004, respectively. Other expense primarily represents amortization of original issue discounts and deferred financing costs and fees on unused credit commitments.
Benefit from (Provision for) Income Taxes
     Benefit from income taxes was approximately $0.1 million for the six months ended June 30, 2005, as compared to a provision for income taxes of $0.3 million for the six months ended June 30, 2004. Our income taxes relate to state income tax liabilities.

Net Loss (Income)
     As a result of the factors described above, we incurred a net loss for the six months ended June 30, 2005 of $6.8 million, as compared to net income of $24.4 million for the six months ended June 30, 2004.
Liquidity and Capital Resources
Overview
     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments have recently shifted away from upgrading the cable systems’ broadband network to the deployment of new products and services, including digital video, VOD, HDTV, DVRs, HSD and residential cable telephony. During 2005, we expect to spend between $215 million and $225 million on capital expenditures. In the six months ended June 30, 2005, we made $111.9 million of capital expenditures. Although we did not make any strategic acquisitions or sales of cable systems during the six months ended June 30, 2005, we have historically entered into such transactions and may continue to do so in the future.
     We have a significant level of debt. As of June 30, 2005, our total debt was $3.02 billion. Of this amount, $46.5 million and $233.9 million mature within the twelve months ending June 30, 2006 and 2007, respectively. We continue to improve our debt maturity profile through refinancing of debt, as discussed below. Given our level of indebtedness, we also have significant interest expense obligations. During the six months ended June 30, 2005, we paid cash interest of $105.0 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes and convertible senior notes.
     During the six months ended June 30, 2005, we generated $106.0 million of net cash flows from operating activities, which together with the $12.4 million decrease in our cash balances funded net cash flows used in investing activities of $109.8 million and net cash flows used in financing activities of $8.6 million. Our cash requirements were predominantly capital expenditures during the six months ended June 30, 2005.
     As of June 30, 2005, we had unused credit commitments of about $645.7 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through June 30, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
Operating Activities
     Net cash flows provided by operating activities were $106.0 million and $113.0 million for the six months ended June 30, 2005 and 2004, respectively. This decrease was principally due to the decline in operating income offset in part by the timing of cash receipts and expense in our working capital accounts.
Investing Activities
     Net cash flows used in investing activities were $109.8 million and $74.3 million for the six months ended June 30, 2005 and 2004, respectively. This increase was substantially due to higher capital expenditures, which rose to $111.9 million from $81.0 million in the same period last year, resulting mainly from greater levels of customer connection activities and, to a lesser extent, from network upgrades and the planned investment in our regional fiber network. The capital expenditures to cover the higher customer connection activity include increased unit purchases of customer premise equipment, including the more expensive HDTV and DVR set-tops, and the related installation costs.
Financing Activities
     Net cash flows used in financing activities were $8.6 million and $42.3 for the six months ended June 30, 2005 and 2004, respectively. Our financing activities included the following:
     In January 2005, we borrowed the full amount of our $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstanding balances under our revolving credit facilities.
     In April 2005, we redeemed all of our outstanding 8 1/2% Senior Notes. The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. We funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of our credit facilities.
     In May 2005, we refinanced a $496.3 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.
     During the six months ended June 30, 2005, we funded our book overdraft of $10.2 million. Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts.
     Pursuant to our Board authorized repurchase program, we repurchased 1,082,382 shares of our Class A Common Stock for approximately $6.3 million during the six months ended June 30, 2005.
Other
     We have entered into interest rate exchange agreements with counterparties, which expire from June 2005 through March 2009, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of June 30, 2005, about 66% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt was approximately 6.7%.
     As of June 30, 2005, approximately $19.3 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to June 30, 2005 and thereafter (dollars in thousands)*:

			Capital	Operating	Interest(1)
	Debt		Leases	Leases	Expense	Total
July 1, 2005 to June 30, 2006	$44,250		$2,234	$3,438	$202,301	$252,223
July 1, 2006 to June 30, 2007	231,750	(2)	2,103	2,777	191,167	427,797
July 1, 2007 to June 30, 2008	80,500		197	1,923	188,104	270,724
July 1, 2008 to June 30, 2009	169,250		—	1,184	184,024	354,458
July 1, 2009 to June 30, 2010	243,250		—	801	175,460	419,511
Thereafter	2,246,500		—	2,633	460,933	2,710,066

Total cash obligations	$3,015,500		$4,534	$12,756	$1,401,989	$4,434,779

     * Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of June 30, 2005 and the average interest rates applicable under such debt obligations.

(2)	Includes $172.5 million of convertible senior notes due 2006.
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
Revenue Recognition
     Revenues from video and data services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues obtained from the connection of customers to our communications network are less than direct installation costs. Therefore, installation revenues are recognized as connections are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues, derived from providing cable services, to the local franchising authorities. We normally pass these fees through to our customers. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.

Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.
Programming Costs
     We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by the us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities in our consolidated balance sheets and recognize such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.
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
Intangibles
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets", the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. We completed our most recent impairment test as of October 1, 2004, which reflected no impairment of our franchise costs and goodwill. As of June 30, 2005, there were no events since then that would require an analysis to be completed before the next annual test date.
Derivative Instruments
     We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We have no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in the consolidated statement of operations. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.
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
Inflation and Changing Prices
     Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the Federal Communications Commission’s existing cable rate regulations we may increase rates for cable television services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we use interest rate swaps to fix the interest rate on our variable interest rate debt. As of June 30, 2005, we had $800.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 3.3%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2009, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At June 30, 2005, based on the mark-to-market valuation, we would have received approximately $6.7 million, including accrued interest, if we terminated these agreements.
     The table below provides the new expected maturity and estimated fair value of our debt as of June 30, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:

July 1, 2005 to June 30, 2006			$44,250	$2,234	$46,484
July 1, 2006 to June 30, 2007	172,500	(1)	59,250	2,103	233,853
July 1, 2007 to June 30, 2008			80,500	197	80,697
July 1, 2008 to June 30, 2009			169,250		169,250
July 1, 2009 to June 30, 2010			243,250		243,250
Thereafter	1,025,000		1,221,500		2,246,500

Total	$1,197,500		$1,818,000	$4,534	$3,020,034

Fair Value	$1,223,150		$1,818,000	$4,534	$3,045,684

Weighted Average Interest Rate	9.2%		5.1%	3.1%	6.7%

(1)	Represents convertible senior notes due July 2006.

ITEM 4. CONTROLS AND PROCEDURES
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 to our consolidated financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     A summary of our repurchases of Class A common shares during the quarter under the $50.0 million repurchase program, authorized by our Board of Directors in May 2000 and reaffirmed on August 3, 2004, are as follows:

Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	Per share	Announced Program	the Program
April 1 - 30, 2005	—	—	—	—
May 1 - 31, 2005	1,082,382	$5.85	1,082,382	$31,519,092
June 1 - 30, 2005	—	—	—	—

	1,082,382	$5.85	1,082,382	$31,519,092

     During the quarter ended June 30, 2005, we granted stock options to our non-employee directors to purchase an aggregate of 50,000 shares of Class A Common Stock at an exercise of $5.85 per share. The grant of stock options to the non-employee directors was not registered under the Securities Act of 1933 because the stock options either (i) did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or (ii) were offered and sold in transactions not involving a public offering, which nonpublic transactions are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 14, 2005, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year and (ii) ratify the selection of the Company’s independent auditors for the year ending December 31, 2005.
     The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld
Rocco B. Commisso	327,104,230	30,039,467
Craig S. Mitchell	356,148,346	995,351
William S. Morris III	356,149,736	993,961
Thomas V. Reifenheiser	356,391,924	751,773
Natale S. Ricciardi	356,394,050	749,647
Mark E. Stephan	326,611,630	30,532,067
Robert L. Winikoff	326,709,608	30,434,089
     These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.
     The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2005. The result of the vote was as follows: 356,896,099 votes were for the selection, 239,513 votes were against the selection and 8,085 votes abstained from the selection.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

August 9, 2005	By:	/s/ Mark E. Stephan

Mark E. Stephan
Executive Vice President and
Chief Financial Officer