Form 10-Q
period 2005-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2005-11-09
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
Commission File Number: 0-29227
Mediacom Communications Corporation
(Exact name of Registrant as specified in its charter)

Delaware	06-1566067
(State of incorporation)	(I.R.S. Employer Identification Number)
100 Crystal Run Road
Middletown, NY 10941
(Address of principal executive offices)
(845) 695-2600
(Registrant’s telephone number)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005 there were 89,614,692 shares of Class A common stock and 27,336,939 shares of Class B common stock outstanding.

EX-10.1: AMENDED & RESTATED CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-32.1: CERTIFICATION

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

     This Quarterly Report contains certain forward-looking statements relating to future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continues” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include: competition in our video, high-speed Internet access and telephone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to (and expressly disclaim any such obligation to) publicly update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(All dollar amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,591	$23,875
Investments	—	1,987
Subscriber accounts receivable, net of allowance for doubtful accounts of $3,380 and $3,659, respectively	59,051	58,253
Prepaid expenses and other assets	20,281	12,757
Deferred tax asset	3,896	7,024

Total current assets	88,819	103,896
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,194,694 and $1,040,289, respectively	1,462,372	1,443,090
Franchise costs, net of accumulated amortization of $140,947 and $140,947, respectively	1,803,971	1,803,971
Goodwill, net of accumulated amortization of $3,232 and $3,232, respectively	221,382	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $157,187 and $154,919, respectively	14,489	16,757

Total investment in cable television systems	3,502,214	3,485,200
Other assets, net of accumulated amortization of $25,344 and $25,266, respectively	54,394	46,559

Total assets	$3,645,427	$3,635,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$233,986	$261,223
Deferred revenue	40,466	38,707
Current portion of long-term debt	220,877	42,700

Total current liabilities	495,329	342,630
Long-term debt, less current portion	2,847,468	2,966,932
Other non-current liabilities	23,124	32,581

Total liabilities	3,365,921	3,342,143
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,276,010 shares issued and 89,614,692 shares outstanding as of September 30, 2005 and 93,103,134 shares issued and 90,524,198 shares outstanding as of December 31, 2004	932	931
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,336,939 shares issued and outstanding as of September 30, 2005 and December 31, 2004	273	273
Deferred compensation	(5,261)	—
Additional paid-in capital	990,567	983,417
Accumulated deficit	(688,524)	(678,963)
Treasury stock, at cost, 3,661,318 and 2,578,936 shares of Class A common stock as of September 30, 2005 and December 31, 2004, respectively	(18,481)	(12,146)

Total stockholders’ equity	279,506	293,512

Total liabilities and stockholders’ equity	$3,645,427	$3,635,655

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Revenues	$274,959	$261,025

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $54,851 and $55,631, respectively, shown separately below)	111,462	102,131
Selling, general and administrative expenses	58,019	55,292
Corporate expenses	5,466	5,095
Depreciation and amortization	54,851	55,631

Operating income	45,161	42,876

Interest expense, net	(52,374)	(48,709)
Gain (loss) on derivatives, net	5,092	(4,218)
Gain on sale of assets and investments, net	1,445	—
Other expense	(2,047)	(2,593)

Net loss income before provision for income taxes	(2,723)	(12,644)
Provision for income taxes	(8)	(163)

Net loss	$(2,731)	$(12,807)

Basic weighted average shares outstanding	116,864	118,523
Basic loss earnings per share	$(0.02)	$(0.11)
Diluted weighted average shares outstanding	116,864	118,523
Diluted loss per share	$(0.02)	$(0.11)
The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Revenues	$818,535	$792,063

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $162,530 and $163,826, respectively, shown separately below)	325,911	303,892
Selling, general and administrative expenses	171,763	162,030
Corporate expenses	16,355	14,943
Depreciation and amortization	162,530	163,826

Operating income	141,976	147,372

Interest expense, net	(153,784)	(143,276)
Loss on early extinguishment of debt	(4,742)	—
Gain on derivatives, net	11,513	9,498
Gain on sale of assets and investments, net	2,628	5,885
Other expense	(7,276)	(7,406)

Net (loss) income before benefit from (provision for) income taxes	(9,685)	12,073
Benefit from (provision for) income taxes	124	(490)

Net (loss) income	$(9,561)	$11,583

Basic weighted average shares outstanding	117,401	118,683
Basic (loss) earnings per share	$(0.08)	$0.10
Diluted weighted average shares outstanding	117,401	118,709
Diluted (loss) earnings per share	$(0.08)	$0.10
The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,561)	$11,583
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	162,530	163,826
Gain on derivatives, net	(11,513)	(9,498)
Gain on sale of assets and investments, net	(2,628)	(5,885)
Loss on early extinguishment of debt	4,742	—
Amortization of deferred financing costs	4,805	4,820
Amortization of deferred compensation	937	—
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(798)	1,384
Prepaid expenses and other assets	(4,677)	(1,160)
Accounts payable and accrued expenses	(17,779)	4,297
Deferred revenue	1,759	1,962
Other non-current liabilities	(6,666)	829

Net cash flows provided by operating activities	121,151	172,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179,230)	(126,047)
Acquisition of cable television systems	—	(3,372)
Proceeds from sale of assets and investments	4,616	10,556
Other investment activities	—	(654)

Net cash flows used in investing activities	(174,614)	(119,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	778,750	201,000
Repayment of debt	(720,037)	(244,182)
Redemption of senior notes	(202,834)	—
Issuance of senior notes	200,000	—
Repurchase of common stock for treasury	(6,335)	(3,656)
Other financing activities — book overdrafts	(8,989)	(19,128)
Proceeds from issuance of common stock in employee stock purchase plan	954	981
Financing costs	(6,330)	—

Net cash flows provided by (used in) financing activities	35,179	(64,985)

Net decrease in cash and cash equivalents	(18,284)	(12,344)
CASH AND CASH EQUIVALENTS, beginning of period	23,875	25,815

CASH AND CASH EQUIVALENTS, end of period	$5,591	$13,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$184,425	$163,459

The accompanying notes to unaudited consolidated financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Statement of Accounting Presentation and Other Information
Basis of Preparation of Unaudited Consolidated Financial Statements
     Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of September 30, 2005 and 2004. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For additional disclosures, including a summary of the Company’s accounting policies, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-29227). The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2005.
Revenue Recognition
     Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2005, the Company revised its estimate of probable losses in the accounts receivable of its advertising business to better reflect historical experience. The change in the estimate of probable losses resulted in a benefit to the consolidated statement of operations of $0.9 million for the three and nine months ended September 30, 2005.
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
     The Company annually tests its franchise value for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company uses the guidance contained in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable system cluster’s other net assets. If the determined fair value of the Company’s franchise costs is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets. To test the impairment of the goodwill carried on the Company’s financial statements, the fair value of the cable system cluster’s tangible and intangible assets (including franchise costs) other than

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
goodwill is deducted from the cable system cluster’s fair value. The balance represents the fair value of goodwill which is then compared to the carrying value of goodwill to determine if there is any impairment.
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
Reclassifications
     Certain reclassifications have been made to prior period amounts to conform to the current year’s presentation.
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
     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     The Company will adopt SFAS No. 123R effective January 1, 2006 and plans to utilize the “modified prospective” method. The Company currently utilizes the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.
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
     For the three and nine months ended September 30, 2005, the Company generated net losses and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the three and nine months ended September 30, 2005, the calculation of diluted earnings per share excludes 1.2 million potential common shares related to the Company’s stock options and 9.2 million potential common shares related to the Company’s convertible senior notes.
     For the three months ended September 30, 2004, the Company generated net losses and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the three months ended September 30, 2004, the calculation of diluted earnings per share excludes 9.2 million potential common shares related to the Company’s convertible senior notes. For the nine months ended September 30, 2004, the calculation of diluted earnings per share includes 26,000 potential common shares related to the Company’s stock options but excludes 9.2 million potential common shares related to the Company’s convertible senior notes because the assumed conversion of such notes to common shares would have been anti-dilutive.
     The following table reconciles the numerator and denominator of the computations of diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands, except per share amounts):

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Net		Earnings	Net		Earnings
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic loss per share	$(2,731)	116,864	$(0.02)	$(9,561)	117,401	$(0.08)
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—
Assumed exercise of stock options and restricted stock units	—	—	—	—	—	—

Diluted loss per share	$(2,731)	116,864	$(0.02)	$(9,561)	117,401	$(0.08)

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Net		Earnings	Net		Earnings
	Loss	Shares	Per Share	Income	Shares	Per Share
Basic (loss) earnings per share	$(12,807)	118,523	$(0.11)	$11,583	118,683	$0.10
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	26	—

Diluted (loss) earnings per share	$(12,807)	118,523	$(0.11)	$11,583	118,709	$0.10

(4) Property, Plant and Equipment
     As of September 30, 2005 and December 31, 2004, property, plant and equipment consisted of (dollars in thousands):

	September 30,	December 31,
	2005	2004
Land and land improvements	$7,136	$7,089
Buildings and leasehold improvements	41,087	39,898
Cable systems, equipment and subscriber devices	2,506,099	2,342,220
Vehicles	64,634	60,754
Furniture, fixtures and office equipment	38,110	33,417

	2,657,066	2,483,379
Accumulated depreciation	(1,194,694)	(1,040,289)

Property, plant and equipment, net	$1,462,372	$1,443,090

     Depreciation expense for the three and nine months ended September 30, 2005, was approximately $54.2 million and $160.3 million, respectively, and $53.0 million and $155.4 million for the respective periods in 2004.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2005 and 2004, the Company had property under capitalized leases of $10.1 million and $10.1 million, respectively, before accumulated depreciation, and $5.8 million and $7.9 million, respectively, net of accumulated depreciation. During the three and nine months ended September 30, 2005, the Company capitalized interest expense of $1.1 million and $2.7 million, respectively. During the three and nine months ended September 30, 2004, the Company capitalized interest expense of $0.7 million and $2.1 million, respectively.
(5) Intangible Assets
     The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. The Company acquired these cable franchises through acquisitions of cable systems and the acquisitions were accounted for using the purchase method of accounting.
     Amortization expense for the three and nine months ended September 30, 2005 was approximately $0.7 million and $2.3 million, respectively, and $2.6 million and $8.4 million for the respective periods in 2004. The Company’s estimated future aggregate amortization expense for 2005 through 2009 and beyond is $0.5 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $5.6 million, respectively.
     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its last annual impairment test as of October 1, 2004, which reflected no impairment of franchise costs or goodwill. As of September 30, 2005, there have been no events since then that would require an impairment analysis to be completed before the next annual test date.
(6) Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Accounts payable	$26,713	$14,097
Book overdrafts(1)	1,234	10,223
Accrued interest	32,314	61,910
Accrued payroll and benefits	28,282	24,314
Accrued programming costs	58,123	62,049
Accrued property, plant and equipment	18,568	18,261
Accrued taxes and fees	27,011	27,777
Subscriber advance payments	10,131	9,304
Other accrued expenses	31,610	33,288

	$233,986	$261,223

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
(7) Debt
     As of September 30, 2005 and December 31, 2004, debt consisted of (dollars in thousands):

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2005	2004
Bank credit facilities	$1,666,875	$1,606,500
8 1/2% senior notes due 2008	—	200,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
11% senior notes due 2013	400,000	400,000
8 1/2% senior notes due 2015	200,000	—
5 1/4% convertible senior notes due 2006	172,500	172,500
Capital lease obligations	3,970	5,632

	$3,068,345	$3,009,632
Less: current portion	220,877	42,700

Total long-term debt	$2,847,468	$2,966,932

     The average interest rate on outstanding debt under the bank credit facilities as of September 30, 2005 and 2004 was 5.6% and 3.5%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2005, the Company had unused credit commitments of approximately $771.7 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of and for all periods through September 30, 2005.
     The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2009, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the creditworthiness of the Company’s counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. At the end of each quarterly reporting period, the carrying values of these swap agreements are marked to market. The fair values of these agreements are the estimated amounts that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturity and the creditworthiness of the Company’s counterparties. At September 30, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $12.2 million, which is a component of prepaid and other assets and non-current other assets, and a derivative liability of $0.4 million, which is recorded in accounts payable and accrued expenses and other non-current liabilities.
     As a result of the mark-to-market valuations of these interest rate swaps, the Company recorded a gain of $5.1 million and a loss of $4.2 million for the three months ended September 30, 2005 and 2004, respectively, and gains of $11.5 million and $9.5 million for the nine months ended September 30, 2005 and 2004, respectively.
     In April 2005, the Company redeemed all of its outstanding 8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. The Company has recorded in its consolidated statement of operations for the nine months ended September 30, 2005 a loss on early extinguishment of debt of $4.7 million, representing $2.8 million of call premium and the write-off of $1.9 million of unamortized original issue discount and deferred financing costs. The Company funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of the Company’s credit facilities.
     In August 2005, the Company issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes due 2015”). The 8 1/2% Senior Notes due 2015 are unsecured obligations of Mediacom Broadband LLC, and the indenture for the 8 1/2% Senior Notes due 2015 stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The Company incurred approximately $6.3 million of

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
financing costs associated with the issuance of the 8 1/2% Senior Notes due 2015, which included $3.3 million of original issue discount.
     As of September 30, 2005, approximately $19.3 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
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
     During the nine months ended September 30, 2005, the Company granted 580,000 stock options to certain employees and directors. The stock options were granted at a weighted average exercise price of $5.91 per share, with a weighted average vesting period of 3.3 years.
     During the three and nine months ended September 30, 2005, the Company granted 5,000 and 1,133,900 restricted stock units, respectively. The restricted stock units were issued at a weighted average price of $7.04 and $5.46 per share, respectively, with a weighted average vesting period of 4.0 and 3.8 years, respectively. During the three and nine months ended September 30, 2005, 4,800 restricted stock units were forfeited.
     No compensation cost has been recognized for any stock option grants in the accompanying consolidated statements of operations since the exercise price of the options was at the fair market value at the date of grant. As of September 30, 2005, the Company has recorded $6.2 million of intrinsic value related to the restricted stock unit awards as deferred compensation, Class A common stock and additional paid-in capital in its consolidated balance sheets, and during the three and nine months ended September 30, 2005, the Company amortized $0.4 million and $0.9 million, respectively, of deferred compensation as compensation expense in its consolidated statement of operations.
     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net (loss) income and basic and diluted loss per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands, except per share data):

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(2,731)	$(12,807)	$(9,561)	$11,583
Add: Total stock-based compensation expense included in net income (loss) as reported above	396	—	937	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,358)	(1,442)	(3,833)	(4,184)

Pro forma net (loss) income	$(3,693)	$(14,249)	$(12,457)	$7,399

Basic and diluted (loss) earnings per share:
As reported	$(0.02)	$(0.11)	$(0.08)	$0.10
Pro forma	$(0.03)	$(0.12)	$(0.11)	$0.06
     The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosure above are not likely to be representative of the effects on the pro forma disclosure in the future.
(9) Legal Proceedings
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have significant or adverse effect on the Company’s financial condition, operations, or cash flows.
(10) Share Repurchase Program
     The Company repurchased 1,082,382 shares of Class A Common Stock for approximately $6.3 million during the nine months ended September 30, 2005, pursuant to its Board authorized repurchase program.
(11) Sale of Assets and Investments
     The Company recorded a net gain on sale of assets and investments amounting to $1.4 million and $2.6 million for the three and nine months ended September 30, 2005, respectively, and $5.9 million for the nine months ended September 30, 2004. The net gain for the third quarter of 2005 was due to the sale of the Company’s remaining investment in American Independence Corporation common stock. The sale of this investment resulted in a $4.2 million decrease in our deferred tax assets as a result of the reversal of the temporary difference between the book and tax basis of the investment. The gain for the respective period in 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.
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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the nine months ended September 30, 2005 and 2004, the Company paid this law firm approximately $0.3 million and $0.1 million, respectively, for services performed.
(13) Hurricane Losses
     In July and August 2005, Hurricanes Dennis and Katrina impacted the Company’s systems in Alabama, Florida, and Mississippi, initially affecting about 45,000 and 55,000 basic subscribers, respectively. As of September 30, 2005, the Company estimated that these hurricanes resulted in the loss of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As a result, for the three month period ended September 30, 2005, the Company: (i) recorded revenues that reflected $0.6 million of service interruption credits issued to customers, $0.7 million of lost revenues from customers whose homes were destroyed or otherwise rendered uninhabitable and $0.2 million of lost revenues in the advertising sales business; (ii) incurred additional service costs of approximately $0.5 million to cover the repair of the Company’s facilities, including increased employee and outside contractor costs; (iii) incurred additional selling, general and administrative costs of approximately $0.3 million related to additional customer service employee costs required to support customers’ needs; and (iv) recorded an increase in depreciation expense of $0.6 million due to the impairment of cable plant and equipment. Subsequent impairment charges may result when the Company completes its assessment of the damage. In addition, the Company spent $4.1 million of capital expenditures to replace or rebuild property, plant and equipment damaged by these hurricanes during the three months ended September 30, 2005.
     In September 2004, Hurricane Ivan impacted the Company’s systems in Alabama and Florida initially affecting over 100,000 basic subscribers. This hurricane caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As a result, for the three month period ended September 30, 2004, the Company: (i) recorded revenues that reflected $2.9 million of service interruption credits issued to customers; (ii) incurred additional service costs of approximately $0.8 million to cover the repair of the Company’s facilities, including increased employee and outside contractor costs; (iii) incurred additional selling, general and administrative costs of approximately $0.2 million related to additional customer service employee costs required to support customers’ needs; and (iv) recorded an increase in depreciation expense of $2.1 million due to the impairment of cable plant and equipment. In addition, the Company had capital expenditures of approximately $8.1 and $1.0 million in 2004 and for the nine months ended September 30, 2005, respectively, to replace or rebuild property, plant and equipment damaged by Hurricane Ivan.
     The Company estimates that after September 30, 2005 it may spend an additional $5.5 million to rebuild the remainder of its damaged cable plant and other property and equipment, assuming the complete recovery of the affected communities, although it cannot be certain about the timing of such spending.
     The Company is insured against certain losses related to the hurricanes, principally facility damage, subject to varying deductible amounts. The Company cannot estimate at this time the amounts that will be ultimately recoverable under its insurance policies.
(14) Subsequent Event
     In October 2005, the operating subsidiaries of Mediacom Broadband LLC, one of the Company’s wholly-owned subsidiaries, amended the revolving credit portion of their senior secured credit facility: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. The Company incurred $4.7 million in financing costs associated with this amendment, which will be amortized over the term of the credit facility.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2005 and 2004, and with the Company’s annual report on Form 10-K for the year ended December 31, 2004.
Overview
     Mediacom Communications Corporation is currently the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and, in certain markets, phone service. We currently offer video and HSD bundles and, with our recent introduction of phone service in certain markets, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for provisioning, billing and customer care.
     As of September 30, 2005, our cable systems passed an estimated 2.80 million homes and served 1.43 million basic subscribers in 23 states. We provide digital video services to 477,000 digital customers and HSD service to 453,000 customers, representing a digital penetration of 33.4% of our basic subscribers and data penetration of 16.2% of our estimated homes passed, respectively.
     We have faced increasing levels of competition for our video programming services over the past few years, mostly from direct broadcast satellite (“DBS”) service providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have increased the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent periods. As of September 30, 2005 and year-end 2004, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers, as compared to an estimated 62% and 28% at year-end 2003 and 2002, respectively. We believe, based on publicly announced new market launches, that DBS service providers will launch local television channels in additional markets during the rest of 2005 representing a modest amount of our subscriber base.
Hurricane Losses
     In July and August 2005, as a result of Hurricanes Dennis and Katrina, our cable systems in areas of Alabama, Florida, and Mississippi experienced, to varying degrees, damage to their cable plant and other property and equipment, service interruption and loss of customers. Some of our customers’ homes in these areas also sustained varying levels of damage, including certain homes in the Mississippi area that were totally destroyed. Hurricanes Dennis and Katrina initially disrupted cable service to about 45,000 and 55,000 of our basic subscribers, respectively, in these states. We estimate that, as of September 30, 2005, the hurricanes caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers, which were reflected in our subscriber and customer counts as of September 30, 2005. We are currently providing service to substantially all of the surviving households in the affected communities, and we expect to recover a portion of these lost customers as they return to the region to rebuild or repair their homes. We anticipate that some customers will move back into their homes or into temporary housing on their properties while repairs or rebuilding are under way, and potentially reconnect or reactivate our service at that time.
     Our results of operations for the three and nine months ended September 30, 2005 take into account service interruption credits, lost revenues and incremental costs caused by these hurricanes. Revenues for the three and nine months ended September 30, 2005 reflected approximately $0.6 million of service interruption credits issued to customers, $0.7 million of lost revenues from customers whose homes were destroyed or otherwise rendered uninhabitable and $0.2 million of lost revenue in the advertising sales business. We also incurred incremental service costs of approximately $0.5 million to cover the repair of our facilities, including increased employee and outside contractor costs; incremental selling, general and administrative costs of approximately $0.3 million related to additional customer service employee costs required to support customers’ needs; and $0.6 million of additional depreciation expense due to the impairment of the cable plant and other property and equipment. Subsequent impairment charges may result as we complete our assessment of the damage. Capital expenditures to rebuild our cable plant and facilities and restore our service were approximately $4.1 million for the three and nine months ended September 30, 2005.
     In September 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama and Florida experienced, to varying degrees, damage to cable plant and other property and equipment, service interruption and loss of customers. The hurricane initially disrupted cable service to over 100,000 of our basic subscribers in these two states. The hurricane caused losses of 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers, which were reflected in our subscriber and customer counts as of September 30, 2004.
     Our results of operations for the three and nine months ended September 30, 2004 take into account service interruption credits, lost revenues and incremental costs caused by the hurricane. Revenues for the three and nine months ended September 30, 2004 reflected approximately $2.9 million of service interruption credits issued to customers. We also incurred incremental service costs of approximately $0.8 million to cover the repair of the Company’s facilities, including increased employee and outside contractor costs; incremental selling, general and administrative costs of approximately $0.2 million related to additional customer service employee costs required to support customers’ needs; and $2.1 million in incremental depreciation expense due to the impairment of the cable plant and other property. Capital expenditures to rebuild our cable plant and facilities and restore our service were approximately $8.1 million and $1.0 million for 2004 and the nine months ended September 30, 2005, respectively, for Hurricane Ivan.
     We estimate that after September 30, 2005, we may spend an additional $5.5 million to rebuild the remainder of our damaged cable plant and other property assuming the complete recovery of the affected communities, although we cannot be certain about the timing of such spending.
     We are insured against certain hurricane-related losses, principally damage to our facilities, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies.

Actual Results of Operations
Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
     The following table sets forth the unaudited consolidated statements of operations for the three months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenues	$274,959	$261,025	$13,934	5.3%
Costs and expenses:
Service costs	111,462	102,131	9,331	9.1%
Selling, general and administrative expenses	58,019	55,292	2,727	4.9%
Corporate expenses	5,466	5,095	371	7.3%
Depreciation and amortization	54,851	55,631	(780)	(1.4%)

Operating income	45,161	42,876	2,285	5.3%
Interest expense, net	(52,374)	(48,709)	(3,665)	7.5%
Gain (loss) on derivatives, net	5,092	(4,218)	9,310	NM
Gain on sale of assets and investments, net	1,445	—	1,445	NM
Other expense	(2,047)	(2,593)	546	(21.1%)

Net loss before provision for income taxes	(2,723)	(12,644)	9,921	NM
Provision for income taxes	(8)	(163)	155	NM

Net loss	$(2,731)	$(12,807)	$10,076	NM

Revenues
     The following table sets forth revenue information for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended
	September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$211,561	77.0%	$208,655	79.9%	$2,906	1.4%
Data	49,830	18.1%	39,192	15.0%	10,638	27.1%
Advertising	13,568	4.9%	13,178	5.1%	390	3.0%

	$274,959	100.0%	$261,025	100.0%	$13,934	5.3%

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
     Revenues rose 5.3%, largely attributable to an increase in data revenues.
     Video revenues increased 1.4%, as a result of rate increases applied on our subscribers and higher fees from our advanced video products and services, offset by a 2.2% decrease of basic subscribers from 1,461,000 to 1,429,000. Average monthly video revenue per basic subscriber rose 4.1% from $47.12 to $49.06. Our loss of basic subscribers resulted from continuing competitive pressures by other video providers and, to a lesser extent, the impact of Hurricanes Dennis and Katrina.
     To strengthen our competitiveness, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. During 2005, we also extended the discount periods of our promotional campaigns for digital and data services from three and six months to six and twelve months. This has impacted the growth of our video and data revenues.
     Partly as a result of these efforts, our loss of basic subscribers decreased significantly during the nine months ended September 30, 2005, with a net loss of 29,000 basic subscribers, compared to a loss of 82,000 in the same period last year. During the three months ended September 30, 2005, we lost 17,000 basic subscribers, compared to a loss of 30,000 in the same period last year. In addition, our digital television product category has rebounded significantly, growing 81,000 digital customers during the nine months ended September 30, 2005, compared to a loss of 1,000 in the same period last year. We had 477,000 digital customers as of September 30, 2005, compared to 382,000 as of September 30, 2004.
     Data revenues rose 27.1%, primarily due to a 29.4% year-over-year increase in data customers from 350,000 to 453,000, and to a much lesser extent, the growth of our commercial service and enterprise network businesses. Average monthly data revenue per data customer decreased from $38.59 to $37.73 largely due to promotional offers in 2005.
     Advertising revenues increased 3.0%, as a result of stronger national and regional advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
Costs and Expenses
     Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity, customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
     Service costs grew 9.1% and included incremental costs related to hurricanes in 2005 and 2004 of $0.5 million and $0.8 million, respectively. Programming costs increased 6.3%, as a result of lower launch support, which we receive from our programming suppliers in return for our carriage of their services, and higher unit costs charged by them, significantly offset by a lower base of basic subscribers during the quarter ended September 30, 2005. Employee costs grew 7.0%, primarily due to increased headcount and overtime of our technicians to prepare our network for phone service, and increased overtime for customer installation activity and hurricane-related repairs. Field operating costs rose 24.8%, primarily due to higher vehicle fuel costs and the greater use of outside contractors for hurricane-related repairs and customer activity typically performed by our service employees, and to a lesser extent, increases in routine plant repairs and maintenance. Service costs as a percentage of revenues were 40.5% for the three months ended September 30, 2005, as compared to 39.1% for the three months ended September 30, 2004.

     Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.
     Selling, general and administrative expenses rose 4.9% and included incremental costs related to hurricanes in 2005 and 2004 of $0.3 million and $0.2 million, respectively. Employee costs increased 18.9%, primarily due to higher staffing, commissions and benefit costs of customer service and direct sales personnel, which resulted from higher levels of customer activity. This increase in selling, general and administrative expense was offset in part by an 8.0% decrease in bad debt expense primarily as a result of a change of estimate in our advertising business to better reflect historical collection experience. Selling, general and administrative expenses as a percentage of revenues were 21.1% and 21.2% for the three months ended September 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 7.3%, principally due to increases in employee compensation including amortization of non-cash stock-based compensation and higher legal and accounting fees. Corporate expenses as a percentage of revenues were 2.0% and 2.0% for the three months ended September 30, 2005 and 2004, respectively.
     Depreciation and amortization decreased 1.4%, as a result of asset retirements and a sale of cable system assets in 2004, offset in part by increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
Interest Expense, Net
     Interest expense, net, increased 7.5% principally due to higher market interest rates on variable rate debt. This increase was offset in part by funding the redemption in April 2005 of our 8 1/2% Senior Notes due 2008 (“8 1/2% Senior Notes due 2008”) with lower cost bank borrowings.
Gain (Loss) on Derivatives, Net
     We enter into interest rate exchange agreements or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2005 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives amounting to $5.1 million for the three months ended September 30, 2005, as compared to a loss on derivatives of $4.2 million for the three months ended September 30, 2004.
Gain on Sale of Asset and Investments, Net
     We recorded a net gain on sale of assets and investments of $1.4 million for the three months ended September 30, 2005. The net gain for the third quarter of 2005 was due to the sale of our remaining investment in American Independence Corporation common stock.
Other Expense
     Other expense was $2.0 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

Provision for Income Taxes
     Provision for income taxes was approximately $80,000 for the three months ended September 30, 2005, as compared to a provision for income taxes of $0.2 million for the three months ended September 30, 2004. Our income taxes relate to state income tax liabilities.
Net Loss
     As a result of the factors described above, we incurred a net loss for the three months ended September 30, 2005 of $2.7 million, as compared to a net loss of $12.8 million for the three months ended September 30, 2004.
Actual Results of Operations
Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004
     The following table sets forth the unaudited consolidated statements of operations for the nine months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenues	$818,535	$792,063	$26,472	3.3%
Costs and expenses:
Service costs	325,911	303,892	22,019	7.2%
Selling, general and administrative expenses	171,763	162,030	9,733	6.0%
Corporate expenses	16,355	14,943	1,412	9.4%
Depreciation and amortization	162,530	163,826	(1,296)	(0.8%)

Operating income	141,976	147,372	(5,396)	(3.7%)

Interest expense, net	(153,784)	(143,276)	(10,508)	7.3%
Loss on early extinguishment of debt	(4,742)	—	(4,742)	NM
Gain on derivatives, net	11,513	9,498	2,015	21.2%
Gain on sale of assets and investments, net	2,628	5,885	(3,257)	(55.3%)
Other expense	(7,276)	(7,406)	130	(1.8%)

Net (loss) income before benefit from (provision for) income taxes	(9,685)	12,073	(21,758)	NM
Benefit from (provision for) income taxes	124	(490)	614	NM

Net (loss) income	$(9,561)	$11,583	$(21,144)	NM

Revenues
     The following table sets forth revenue information for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended
	September 30,
	2005		2004
		% of		% of
	Amount	Revenues	Amount	Revenues	$ Change	% Change
Video	$637,256	77.9%	$641,322	81.0%	$(4,066)	(0.6%)
Data	142,810	17.4%	114,385	14.4%	28,425	24.9%
Advertising	38,469	4.7%	36,356	4.6%	2,113	5.8%

	$818,535	100.0%	$792,063	100.0%	$26,472	3.3%

     Revenues rose 3.3%, largely attributable to an increase in data revenues.
     Video revenues decreased 0.6%, as a result of a 2.2% reduction in basic subscribers from 1,461,000 as of September 30, 2004, to 1,429,000 as of September 30, 2005, offset in part by the impact of rate increases applied on our basic subscribers and higher fees from our advanced video products and services. Our loss of basic subscribers resulted from continuing competitive pressures by other video providers and, to a lesser extent, the impact of Hurricanes Dennis and Katrina. Average monthly video revenue per basic subscriber increased 3.4% from $47.44 to $49.05.
     To strengthen our competitiveness, we increased the emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. During 2005, we also extended the discount periods of our promotional campaigns for digital and data services from three and six months to six and twelve months. This has impacted the growth of our video and data revenues.
     Data revenues rose 24.9%, primarily due to a 29.4% year-over-year increase in data customers from 350,000 to 453,000 and, to a much lesser extent, the growth of our commercial service and enterprise network businesses. Average monthly data revenue per data customer decreased from $40.35 to $38.67, largely due to promotional offers in 2005.
     Advertising revenues increased 5.8%, as a result of stronger national and regional advertising. This was offset in part by a decline in political advertising, which is expected to be much lower in 2005 when compared to the 2004 election year.
Costs and Expenses
     Service costs increased 7.2% and included incremental costs related to hurricanes in 2005 and 2004 of $0.5 million and $0.8 million, respectively. Programming costs increased 4.4%, as a result of lower launch support, which we receive from our programming suppliers in return for our carriage of their services, and higher unit costs charged by them, significantly offset by a lower base of basic subscribers for the nine months ended September 30, 2005. Field operating costs rose 21.3%, primarily due to the greater use of outside contractors for hurricane-related repairs and for customer activity typically performed by our service employees and, to a lesser extent, increases in vehicle fuel costs. Employee costs grew 5.7%, primarily due to increased headcount and overtime of our technicians to prepare our network for phone service, and increased overtime for customer installation activity and hurricane-related repair, partially offset by a decrease in certain employee insurance expenses. Service costs as a percentage of revenues were 39.8% for the nine months ended September 30, 2005, as compared to 38.4% for the nine months ended September 30, 2004.
     Selling, general and administrative expenses rose 6.0% and included incremental costs related to hurricanes in 2005 and 2004 of $0.3 million and $0.2 million, respectively. Employee costs increased 16.3%, primarily due to higher staffing and benefit costs as a result of higher levels of customer activity. Marketing costs grew 15.7% as a result of increased costs associated with contracted direct sales personnel and advertising campaigns to support sales of our products and services. This increase in selling, general and administrative expense was significantly offset by a 16.3% decrease in bad debt expense primarily as a result of more effective customer credit and collection activities and better collection experience in our advertising business. Selling, general and administrative expenses as a percentage of revenues were 21.0% and 20.5% for the nine months ended September 30, 2005 and 2004, respectively.
     We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.
     Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 9.4%, principally due to increases in employee compensation including amortization of non-cash stock-based compensation and higher legal and accounting fees. Corporate expenses as a percentage of revenues were 2.0% and 1.9% for the nine months ended September 30, 2005 and 2004, respectively.
     Depreciation and amortization decreased 0.8%, as a result of asset retirements and a sale of cable system assets in 2004, offset in part by increased depreciation for ongoing investments to continue the rollout of products and services and for investments in our cable network.
Interest Expense, Net
     Interest expense, net, increased 7.3%, due to higher market interest rates on variable rate debt and to a lesser extent, slightly higher indebtedness. This increase was offset in part by funding the redemption in April 2005 of our 8 1/2% Senior Notes due 2008 with lower cost bank borrowings.
Loss on Early Extinguishment of Debt
     The 8 1/2% Senior Notes were redeemed at a price equal to 101.417% of the outstanding principal amount. As a result of the redemption, we incurred a loss on early extinguishment of debt of $4.7 million for the nine months ended September 30, 2005. The loss consisted of $2.8 million of call premium and the write-off of $1.9 million of unamortized original issue discount and deferred financing costs.
Gain on Derivatives, Net
     We enter into interest rate exchange agreements or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2005 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $11.5 million for the nine months ended September 30, 2005, as compared to a gain on derivatives of $9.5 million for the nine months ended September 30, 2004.
Gain on Sale of Asset and Investments, Net
     We recorded a net gain on sale of assets and investments of $2.6 million for the nine months ended September 30, 2005 and $5.9 million for the nine months ended September 30, 2004. The net gain for the nine months ended September 30, 2005 was due to the sale of our investment in American Independence Corporation common stock. The net gain for the nine months ended September 30, 2004 was due to the sale of a non-strategic cable system with approximately 3,450 subscribers for gross proceeds of about $10.6 million.

Other Expense
     Other expense was $7.3 million and $7.4 million for the nine months ended September 30, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.
Benefit from (Provision for) Income Taxes
     Benefit from income taxes was approximately $0.1 million for the nine months ended September 30, 2005, as compared to a provision for income taxes of $0.5 million for the nine months ended September 30, 2004. Our income taxes relate to state income tax liabilities.
Net Loss (Income)
     As a result of the factors described above, we incurred a net loss for the nine months ended September 30, 2005 of $9.6 million, as compared to net income of $11.6 million for the nine months ended September 30, 2004.
Liquidity and Capital Resources
Overview
     As an integral part of our business plan, we have invested, and will continue to invest, significant amounts in our cable systems to enhance their reliability and capacity, which allows for the introduction of new advanced broadband services. Our capital investments, however, have recently shifted away from upgrading the cable systems’ broadband network to the deployment of new products and services, including digital video, VOD, HDTV, DVRs, HSD and phone. During 2005, we expect to spend about $228 million on capital expenditures. In the nine months ended September 30, 2005, we made $179.2 million of capital expenditures, including $5.1 million to rebuild or replace damaged property, plant and equipment caused by Hurricanes Ivan, Dennis and Katrina. We estimate that after September 30, 2005, we may spend an additional $5.5 million to rebuild the remainder of our damaged cable plant and other property assuming the complete recovery of the affected communities, although we cannot be certain about the timing of such spending.
     We have a significant level of debt. As of September 30, 2005, our total debt was $3.07 billion. Of this amount, $220.9 million matures within the twelve months ending September 30, 2006. We continue to extend our debt maturities through the refinancing of debt, as discussed below. Given our level of indebtedness, we also have significant interest expense obligations. During the nine months ended September 30, 2005, we paid cash interest of $184.4 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes and convertible senior notes.
     During the nine months ended September 30, 2005, we generated $121.2 million of net cash flows from operating activities, which together with the $35.2 million of cash provided by financing activities and the $18.2 million decrease in our cash balances, funded net cash flows used in investing activities of $174.6. Our cash requirements were predominantly capital expenditures during the nine months ended September 30, 2005.
     We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC have a $1.15 billion bank credit facility expiring in 2012, of which $278.6 million was outstanding as of September 30, 2005. The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility (the “Broadband Credit Facility”) expiring in 2014, of which $493.1 million was outstanding as of September 30, 2005. The Broadband Credit Facility consists of a revolving credit commitment, a $300.0 million term loan and a $500.0 million term loan. In October 2005, the Broadband Credit Facility was amended to increase the revolving credit commitment portion from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and to extend the termination date of the commitments not subject to reductions from March 2010 to December 2012.

     As of September 30, 2005, we had unused credit commitments of about $771.7 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of that same date, giving effect to the amendment of the Broadband Credit Facility, we had unused credit commitments of about $879.2 million, of which approximately $860.5 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through September 30, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
Operating Activities
     Net cash flows provided by operating activities were $121.2 million and $172.2 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease was principally due to the decline in operating income offset in part by the timing of cash receipts and expense in our working capital accounts.
Investing Activities
     Net cash flows used in investing activities were $174.6 million and $119.5 million for the nine months ended September 30, 2005 and 2004, respectively. This increase was substantially due to higher capital expenditures, which rose to $179.2 million from $126.0 million in the same period last year, resulting mainly from greater levels of customer connection activities, the rebuild of our plant related to damage from Hurricanes Ivan, Dennis and Katrina, and to a lesser extent, from network upgrades and the planned investment in our regional fiber network. The capital expenditures to cover the higher customer connection activity include increased unit purchases of customer premise equipment, including the more expensive HDTV and DVR set-tops, and the related installation costs of our technicians and outside contractors.
Financing Activities
     Net cash flows provided by financing activities were $35.2 million for the three months ended September 30, 2005 as compared to cash used in financing activities of $65.0 for the nine months ended September 30, 2004. Our financing activities included the following:
     In January 2005, we borrowed the full amount of our $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstanding balances under our revolving credit facilities.
     In April 2005, we redeemed all of our outstanding 8 1/2% Senior Notes due April 2008. The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. We funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of our credit facilities.
     In May 2005, we refinanced a $496.3 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.
     In August 2005, we issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes due 2015”). The 8 1/2% Senior Notes due 2015 are unsecured obligations of Mediacom Broadband LLC, and the indenture governing the 8 1/2% Senior Notes due 2015 stipulates, among other things, restrictions on incurrence of Indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The proceeds from this offering were used to reduce outstanding balances under our revolving credit facilities.
     During the nine months ended September 30, 2005, we funded our book overdraft in the amount of $9.0 million. Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts.
     Pursuant to our Board authorized repurchase program, we repurchased 1,082,382 shares of our Class A Common Stock for approximately $6.3 million during the nine months ended September 30, 2005.
     In connection with various financing arrangements during the nine months ended September 30, 2005, we paid approximately $3.3 million of original issue discount and $3.0 million in deferred financing fees and expenses.
Other
     We have entered into interest rate exchange agreements with counterparties, which expire from June 2005 through March 2009, to hedge $800.0 million of floating rate debt. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties of the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of September 30, 2005, about 71% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection and our annualized cost of debt was approximately 7.1%.
     As of September 30, 2005, approximately $19.3 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to September 30, 2005 and thereafter (dollars in thousands)*:

			Capital	Operating	Interest
	Debt		Leases	Leases	Expense (1)	Total
October 1, 2005 to September 30, 2006	$218,625	(2)	$2,252	$3,934	$218,604	$443,415
October 1, 2006 to September 30, 2007	64,875		1,612	3,051	209,264	278,802
October 1, 2007 to September 30, 2008	85,500		106	2,012	205,896	293,514
October 1, 2008 to September 30, 2009	110,375		—	1,528	201,385	313,288
October 1, 2009 to September 30, 2010	138,625		—	1,193	191,907	331,725
Thereafter	2,446,375		—	3,097	497,450	2,946,922

Total cash obligations	$3,064,375		$3,970	$14,815	$1,524,506	$4,607,666

     * Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.
(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of September 30, 2005 and the average interest rates applicable under such debt obligations.

(2)	Includes $172.5 million of convertible senior notes due July 2006.

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
Revenue Recognition
     Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are delinquent. Installation revenues obtained from the connection of customers to our communications network are less than direct installation costs. Therefore, installation revenues are recognized as connections are completed. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay up to 5% of our gross revenues, derived from providing cable services, to the local franchising authorities. We normally pass these fees through to our customers. Franchise fees are collected on a monthly basis and are periodically remitted to local franchise authorities. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
Allowance for Doubtful Accounts
     The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2005, we revised our estimate of probable losses in the accounts receivable of our advertising business to better reflect historical experience. The change in the estimate of probable losses resulted in a benefit to the consolidated statement of operations of $0.9 million for the three and nine months ended September 30, 2005.
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
Intangibles
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise costs are indefinite-lived assets. We completed our most recent annual impairment test as of October 1, 2004, which reflected no impairment of our franchise costs and goodwill. As of September 30, 2005, there were no events since then that would require an analysis to be completed before the next annual test date.
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

     SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
     We will adopt SFAS No. 123R effective January 1, 2006 and plans to utilize the “modified prospective” method. We believe the adoption of SFAS No. 123R will have a material impact on its consolidated statement of operations and earnings per share. We currently utilize the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we use interest rate swaps to fix the interest rate on our variable interest rate debt. As of September 30, 2005, we had $800.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 3.3%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, which expire from 2006 through 2009, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At September 30, 2005, based on the mark-to-market valuation, we would have received approximately $11.8 million, including accrued interest, if we terminated these agreements.
     The table below provides the new expected maturity and estimated fair value of our debt as of September 30, 2005 (dollars in thousands). See Note 7 to our unaudited consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:

October 1, 2005 to September 30, 2006	$172,500	(1)	$46,125	$2,252	$220,877
October 1, 2006 to September 30, 2007	—		64,875	1,612	66,487
October 1, 2007 to September 30, 2008	—		85,500	106	85,606
October 1, 2008 to September 30, 2009	—		110,375	—	110,375
October 1, 2009 to September 30, 2010	—		138,625	—	138,625
Thereafter	1,225,000		1,221,375	—	2,446,375

Total	$1,397,500		$1,666,875	$3,970	$3,068,345

Fair Value	$1,414,775		$1,666,875	$3,970	$3,085,620

Weighted Average Interest Rate	9.1%		5.6%	3.1%	7.2%

(1)	Represents convertible senior notes due July 2006.

ITEM 4. CONTROLS AND PROCEDURES
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     See Note 9 to our consolidated financial statements.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Amendment No. 1, dated as of October 11, 2005, to Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank,
N.A., as administrative agent for the Lenders.
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

November 9, 2005	By:	/s/ Mark E. Stephan

Mark E. Stephan
Executive Vice President and
Chief Financial Officer