Form 10-Q/A
period 2005-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2006-01-13
CIK 1098659

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     Mediacom Communications Corporation hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed on November 9, 2005, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Form 10-Q/A”). This Form 10-Q/A amends the following section on the Form 10-Q:
     Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The amounts reported in the second and third sentences of the fourth paragraph under “— Liquidity and Capital Resources — Overview” as being outstanding as of September 30, 2005 under the respective credit facility of the operating subsidiaries of each of Mediacom LLC and Mediacom Broadband LLC were inadvertently misstated; such disclosure has been amended to accurately reflect the amounts outstanding under each such credit facility as of September 30, 2005.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
FOR THE PERIOD ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS
PART I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II
Item 6. Exhibits

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
     We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC have a $1.15 billion bank credit facility expiring in 2012, of which $857.9 million was outstanding as of September 30, 2005. The operating subsidiaries of Mediacom Broadband LLC have a $1.4 billion bank credit facility (the “Broadband Credit Facility”) expiring in 2014, of which $809.0 million was outstanding as of September 30, 2005. The Broadband Credit Facility consists of a revolving credit commitment, a $300.0 million term loan and a $500.0 million term loan. In October 2005, the Broadband Credit Facility was amended to increase the revolving credit commitment portion from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and to extend the termination date of the commitments not subject to reductions from March 2010 to December 2012.

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

PART II
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

January 13, 2006	By:	/s/ Mark E. Stephan

Mark E. Stephan Executive Vice President and Chief Financial Officer