Form 10-K
period 2005-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2006-03-16
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Class A Common Stock, $0.01 par value per share
          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
          Indicate by check mark if the Registrant is not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of June 30, 2005, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $416.9 million.
          As of February 28, 2006 there were outstanding 85,950,904 shares of Class A common stock and 27,336,939 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

MEDIACOM COMMUNICATIONS CORPORATION
2005 FORM 10-K ANNUAL REPORT

Cautionary Statement Regarding Forward-Looking Statements
          You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access to capital to maintain our financial flexibility and the other risks and uncertainties discussed in this Annual Report. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. BUSINESS
Introduction
          We are the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of products and services, including analog and digital video services, advanced video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVR”), high-speed data (“HSD”), also known as high-speed Internet access or cable modem service, and phone service.
          As of December 31, 2005, we served approximately 1.42 million basic subscribers, 494,000 digital customers, 478,000 HSD customers, and 22,000 telephone customers, totaling 2.42 million revenue generating units (“RGUs”). Over 50% of our basic subscribers are located within the top 50 - 100 television markets in the United States, with a significant concentration in the midwest and southern regions. A basic subscriber is a customer who purchases one or more video services. RGUs represent the sum of basic subscribers, digital customers, HSD customers and phone customers.
          We are a public company and our Class A common stock is listed on The Nasdaq National Market under the symbol “MCCC”. We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, who beneficially owns shares in our company representing the majority of the combined voting power of our common stock.
          Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. We have made available free of charge through our website (follow the Corporate Info link to the Investor Relations tab to “Annual Reports/SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. We have also made our Code of Ethics available through our website, under the heading “Corporate Information.” The information on our website is not part of this Annual Report.
Business Strategy
          We operate in a highly competitive and rapidly changing environment. Our strategy is to be the leading single-source provider of advanced video, data and voice products and services within our market areas, which will allow us to deepen relationships with our existing customers, attract new customers and further diversify our revenue streams. We believe that our interactive broadband network is the superior platform today for the delivery of these products and services within our service areas. We have a local presence, with facilities and employees in the communities where our customers live.
     Expanding Reach and Enhancing Quality of Products and Services
          We continue to expand the availability, and enhance the quality, of our advanced video services, such as VOD, which we refer to as Mediacom On Demand, HDTV and DVRs. Over the past two years, we have more than tripled the download speed of our HSD product, which we refer to as Mediacom Online. As of year-end 2005, and within six months of the initial launch of our phone service, which we refer to as Mediacom Phone, we were marketing this new product to more than half of the homes in our markets.
     Bundling of Broadband Products and Services
          We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. Our customers can also realize greater value through bundle discounts as they obtain additional products and services from us. We currently offer the triple play bundle of video, voice and HSD to more than half of the homes that we pass. By the end of 2006, we expect that we will be offering this multiple product bundle to approximately 2.5 million homes, or nearly 90% of our estimated total homes passed.
     Customer Service
          To enhance customers’ experience and realize operating efficiencies, we continue to invest in customer care personnel, call center technology and field workforce management. Attaining higher levels of customer satisfaction through quality service is critical to our success in the increasingly competitive environment we face today.
     Community Presence
          Since commencement of our operations in 1996, one of our key objectives was to bridge the “digital divide,” or technology gap, that had developed between the smaller cities and towns and the large urban markets in the United States. Today, the significant investments we have made in our cable systems have given the communities we serve access to the latest in broadband products and services. Moreover, we continue to build good relationships with our communities by providing local programming and by participating in a wide range of local educational and community service initiatives.
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
          Digital Cable Service. Customers who subscribe to our digital cable service receive up to 230 digital channels. We currently offer several programming packages that include digital basic channels, multichannel premium services, sports channels, digital music channels, an interactive on-screen program guide and VOD. Customers pay a monthly fee for digital cable service, which varies according to the level of service and the number of digital converters in the home. A digital converter or cable card is required to receive our digital cable service.
          Pay-Per-View Service. Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis.
          Video-On-Demand. Mediacom On Demand provides on-demand access to approximately 1,300 hours of movies, special events and general interest titles. Our customers enjoy full functionality, including the ability to pause, rewind and fast forward selected programming. Mediacom On Demand service offers free special interest programming, subscription-based VOD (“SVOD”) premium packages, such as Starz!, Showtime or HBO, and movies and other programming that can be ordered on a pay-per-view basis. We currently offer this service to approximately 75% of our digital customers.
          High-Definition Television. HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display. This service offers programming available in high-definition from local broadcast stations and from premium services such as Starz!, Showtime, HBO, ESPN, Discovery, HDNet, INHD and Universal.

Our HDTV service is available in most of our markets where we offer up to 16 HDTV channels. This service requires the use of an advanced digital converter for which we charge a monthly fee.
          Digital Video Recorders. We provide our customers with HDTV-capable digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming on the hard drive component of the digital converter and view the recorded programming using the play, pause, rewind and fast forward functions. The DVRs can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously.
     Mediacom Online
          Mediacom Online offers several packages of HSD service with differing speeds and prices. These services include our interactive portal, which provides multiple e-mail addresses, personal webspace for customers, and local community content. We continue to enhance Mediacom Online by increasing its download speeds, including the introduction of a premier Internet service with maximum download speeds of 10Mbps.
          Through our network technology, we also provide a range of advanced data and communications services for the commercial market. We offer small and medium-sized businesses a wide range of high-speed data access products. Using our fiber-rich regional networks, we also build customized solutions for larger enterprise customers which may include local area and virtual private networks, and high-volume data transmission.
     Mediacom Phone
          Mediacom Phone offers our customers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada, any time of the day or night, for a flat monthly rate. Discount pricing is available when Mediacom Phone is combined with our other services. International calling is also available at competitive rates. Mediacom Phone includes popular calling features, such as voice mail, caller ID name and number, call waiting and three-way calling, and provides enhanced Emergency 911 dialing. Our phone customers can keep their existing phone number where local number portability is supported and use existing phones, jacks, outlets and in-home wiring.
          In June 2005, we first launched Mediacom Phone in one of our smaller markets, and by year-end 2005, our phone service was marketed to approximately 1.45 million of our total estimated 2.8 million homes and served 22,000 customers. We expect to market Mediacom Phone to approximately 2.5 million homes by year-end 2006.
          Mediacom Phone competes primarily with the phone service offered by the incumbent local telephone company. We use technology that carries a telephone conversation over a voice-over-Internet Protocol (“VoIP”) network instead of the traditional telephone company’s circuit-switched dedicated voice transmission network. The advantages of VoIP over traditional circuit-switched telephony include: (i) lower costs because once the VoIP infrastructure is installed, little or no further investment is required; and (ii) the development of new advanced features.
     Advertising
          We generate revenues from the sale of advertising time on up to 44 satellite-delivered channels such as CNN, Lifetime, Discovery, ESPN, TBS and USA. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements with other cable operators to jointly sell local advertising, simplifying our prospective clients’ purchase of local advertising and expanding the reach of advertising they purchase. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us. Additionally, national and regional interconnect agreements have been negotiated with other cable system operators to simplify the purchase of advertising time of our clients.

Description of Our Cable Systems
     Overview
          The following table provides an overview of selected operating and cable network data for our cable systems for the years ended:

	2005	2004	2003	2002	2001
Operating Data:

Core Video
Estimated homes passed(1)	2,807,000	2,785,000	2,755,000	2,715,000	2,630,000
Basic subscribers(2)	1,423,000	1,458,000	1,543,000	1,592,000	1,595,000
Basic penetration(3)	50.7%	52.4%	56.0%	58.6%	60.6%

Digital Cable
Digital customers(4)	494,000	396,000	383,000	371,000	321,000
Digital penetration(5)	34.7%	27.2%	24.8%	23.3%	20.1%

High Speed Data
HSD customers(6)	478,000	367,000	280,000	191,000	115,000
HSD penetration(7)	17.0%	13.2%	10.2%	7.0%	4.4%

Phone
Estimated marketable phone homes(8)	1,450,000	—	—	—	—
Phone customers(9)	22,000	—	—	—	—

Revenue Generating Units(10)	2,417,000	2,221,000	2,206,000	2,154,000	2,031,000

Cable Network Data:
Miles of plant	47,400	46,900	45,900	45,000	44,100
Density(11)	59	59	60	60	60

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or HSD service. Customers who exclusively purchase high-speed Internet or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving digital cable services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 5Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Our HSD customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total HSD customers as a percentage of estimated homes passed.

(8)	Represents estimated number of homes to which the Company is currently marketing phone service

(9)	Represents customers receiving phone service.

(10)	Represents the sum of basic subscribers, digital customers, HSD customers and phone customers.

(11)	Represents estimated homes passed divided by miles of plant.

Selected Operating Data
          Our systems are organized into two geographic operating divisions. The following table sets forth the principal states served by such divisions, and their respective basic subscribers, digital customers, data customers and phone customers as of December 31, 2005:

		Basic	Digital	Data	Phone
Division	States	Subscribers	Customers	Customers	Customers
North Central	Illinois, Iowa, Minnesota, South Dakota	698,000	227,000	248,000	8,000

South Central	Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Missouri, North Carolina	725,000	267,000	230,000	14,000

	Total	1,423,000	494,000	478,000	22,000

          While we serve some of the largest metropolitan markets, over 50% of our subscribers are in the top 50-100 Nielsen Media Research designated market areas (“DMAs”) in the United States. We are the leading provider of broadband services in Iowa. The following table provides the largest markets in which we provide broadband services:

DMA Rank	Designated Market Area
2	Los Angeles, CA
3	Chicago, IL
15	Minneapolis - St. Paul, MN
35	Greenville - Spartanburg, SC
62	Mobile, AL - Pensacola, FL
73	Des Moines - Ames, IA
78	Springfield, MO
80	Paducah, KY - Cape Girardeau, MO - Harrisburg - Mt. Vernon, IL
82	Champaign & Springfield - Decatur, IL
88	Cedar Rapids - Waterloo - Iowa City & Dubuque, IA
95	Davenport, IA - Rock Island - Moline, IL
Technology Overview
          A central feature of our cable network is its high capacity, hybrid fiber-optic coaxial (“HFC”) architecture. This architecture combines the use of fiber optic cable, which can carry hundreds of video, data and voice channels over extended distances, with coaxial cable for the “last mile,” which requires more extensive signal amplification to reach the desired levels for delivering channels. In most systems, we deliver our signals via fiber optic cable to individual nodes serving an average of 350 homes or commercial buildings. Coaxial cable is then connected from each node to the individual homes or buildings. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands currently inactive. We believe that our HFC architecture provides high capacity and reliability, as well as providing reserve capacity for the addition of future services.

          The following table describes the technological state of our cable network as of December 31, 2005:

Percentage of Cable Network
Less than	Standard	Enhanced	Greater Than
550MHz	550MHz	550MHz	550MHz
1.2%	4.7%	7.3%	86.8%
          As of December 31, 2005, most of our cable network was built with greater than 550 megahertz (“MHz”) capacity, and substantially all of it was two-way capable. As of the same date, our 550MHz systems comprised standard and enhanced 550MHz systems. Our enhanced 550MHz cable systems benefit from fiber-to-the-node construction to increase their capacity, enabling them to deliver the same broadband video, data and voice services as our systems with bandwidths greater than 550MHz. As a result, we have the ability to provide digital cable television, VOD, HDTV, HSD, phone and other telecommunications services across virtually our entire footprint. In 2006, we plan to upgrade a portion of our remaining 550MHz cable systems to 870MHz. MHz is a measure used to quantify bandwidth or the capacity to convey telecommunication services.
          We have deployed nearly 9,000 route miles of fiber optic cable into two regional fiber networks, encompassing 75% of our estimated homes passed. As of December 31, 2005, our cable systems were operated from 122 headend facilities; approximately 96% of our basic subscribers were served by our 50 largest headend facilities. In 2005, we installed SONET technology to our regional fiber networks to create full redundancy. SONET is a fiber-optic transmission system for high-speed digital traffic which uses a self-healing ring architecture to reroute traffic if a break in communications occurs. These regional networks also have excess fiber optic capacity to accommodate more capacity usage by our existing products and services and the launch of new products and services, such as our Mediacom Phone and commercial data for large enterprise customers. Our ability to reach a greater number of our markets from a central location also makes it more efficient, in terms of capital investment, to introduce new and advanced services. In 2005, we overlaid on our regional networks the first segments of a video transport system, serving over 60% of our video subscriber base. This system permits us to more efficiently manage video services from fewer locations and will serve as the foundation for our planned launch of digital simulcast in 2006 and our ultimate transition to an all-digital network.
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
          We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in December 2008. In some cases, retransmission consents have been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners or the broadcast network carried by such stations.
Customer Service
          Customer satisfaction is important in an increasingly competitive environment. We continue to invest in personnel, equipment and technology to improve our customer care. We benefit from a well-trained, locally-based technical workforce. We maintain three regional virtual contact centers staffed with dedicated customer service representatives and technical support representatives (“TSRs”) who are available to respond to customer calls 24 hours a day, seven days a week. TSRs respond to technical inquiries of our HSD and phone customers. We believe our regional contact centers allow us to effectively manage resources and reduce response times to customer inquiries.
          In 2005, we further developed virtual contact center technology to provide customers with extensive self-service capabilities, such as making a payment and verifying service appointments, and to enable us to re-route customer calls among our contact centers to minimize hold times. We implemented a web-based customer service platform called e-Care for bill presentment purposes, and we are currently expanding our e-Care capabilities to include customer self-fulfillment.
Community Relations
          We are dedicated to fostering strong relations with the communities we serve. We support local charities and community causes in various ways, including events and campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides more than 2,800 schools with free video service and more than 200 schools with free high-speed Internet service. We provide free cable television service to over 3,000 government buildings, libraries and not-for-profit hospitals in our franchise areas.
          We also develop and provide exclusive local programming to our communities, a service not offered by direct broadcast satellite providers, our primary competition in the video business. Several of our cable systems have production facilities to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. In the Iowa communities we serve, the Mediacom Connections channel airs 60 to 70 hours of programming per week, including high school and college sporting events and statewide public affairs programs. We believe increasing our emphasis on local programming builds customer loyalty.
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
          As of December 31, 2005, we held 1,381 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.
          Substantially all of our cable systems require a franchise to operate. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2005.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers
2006 through 2009	469	34.0%	684,000	48.1%
2010 and thereafter	912	66.0%	739,000	51.9%

Total	1,381	100.0%	1,423,000	100.0%

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
Competition
          We face intense competition from various communications and entertainment providers, many of whom have greater resources than us. We operate in an industry that is subject to rapid and significant changes and developments in the marketplace, in technology and in the regulatory and legislative environment. We are unable to predict the effects, if any, of such future changes or developments on our business.
Video
     Direct Broadcast Satellite Providers
          Direct broadcast satellite (“DBS”) providers, principally DIRECTV, Inc. and Echostar Communications Corporation, are the cable industry’s most significant video competitors, having grown their customer base rapidly over the past several years. They now serve more than 27 million customers nationwide, according to recent government and research reports. In 2003, the News Corporation Limited, one of the world’s largest media companies, acquired a controlling interest in DirecTV, strengthening this DBS provider’s competitive positioning.
          Our ability to compete with DBS service depends, in part, on the programming available to us and them for distribution. DirecTV and Echostar now offer more than 300 video channels of programming, much of it substantially similar to our video offerings. Federal laws passed in 1999 permit DBS providers to retransmit local broadcast channels to their customers, eliminating a significant advantage we had over DBS service. DirecTV also has exclusive arrangements with the National Football League to offer programming we cannot offer.
          In late 2005, DBS providers began to offer local high-definition (“HD”) broadcast signals of the four primary broadcast networks in certain major metropolitan markets across the U.S. They have stated their plans to expand this offering of local HD signals in markets representing up to 75% of U.S. TV households by year-end 2006. DirecTV has also stated that it will be able to provide significantly more HD channels of national programming in 2007.
          DBS service has technological limitations because of its limited two-way interactivity, restricting DBS providers’ ability to compete in interactive video, HSD and voice services. In contrast, our broadband network has full two-way interactivity, giving us a single platform that is capable of delivering true VOD and SVOD services, as well as HSD and phone services.

          DBS providers are seeking to expand their services to include, among other things, a competitive high-speed data service, and have active marketing agreements under which major telephone companies sell DBS service bundled with their phone and high-speed data services. However, we believe that our delivery of multiple services from a single broadband platform is more cost effective than the DBS providers, giving us a long-term competitive advantage. We also believe our subscribers continue to prefer our meaningful presence in their communities and the proprietary local content we produce and broadcast in several of our systems. DBS providers are not locally-based and do not have the ability to offer locally-produced programming.
     Traditional Overbuilds
          Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or another service provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. A number of cities have constructed their own cable systems, in a manner similar to city-provided utility services. In certain communities in Iowa, competition from municipally-owned entities may increase because of recently passed local legislation that allows these communities to form entities to compete with us. We believe that various entities are currently offering cable service to an estimated 12.6% of the estimated homes passed in our markets.
     Telephone Companies
          In addition to their joint-marketing alliances with DBS providers, Verizon Communications Inc. and AT&T Inc. are now constructing, and Verizon is beginning to operate, new fiber networks that replace their existing networks and allow them to offer video services, in addition to improved voice and high speed data services. These telephone companies have substantial resources. Legislation was recently passed in three states (including one in which we currently operate cable systems), and similar legislation is pending, or has been proposed, in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. While the video competition we face from telephone companies is currently limited, if they decide to rebuild their networks in our markets and began to offer video services, they could present a significant competitive challenge to us.
     Other
          We also have other actual or potential video competitors, including broadcast television stations, private home dish earth stations, multichannel multipoint distribution services, known as MMDS (which deliver programming services over microwave channels licensed by the FCC), satellite master antenna television systems (which use technology similar to MMDS and generally serve condominiums, apartment complexes and other multiple dwelling units), new services such as wireless local multipoint distribution service, and potentially new services, such as multichannel video distribution and data service. We currently have limited competition from these competitors.
     High Speed Data
          Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by telephone companies. Many of these competitors have substantial resources.
          DSL technology provides Internet access at data transmission speeds greater than that of standard telephone line or “dial-up” modems, putting DSL service in direct competition with our cable modem service. As discussed above, certain major telephone companies are currently constructing and beginning to operate new fiber networks, allowing them to offer significantly faster high-speed data services compared to DSL technology. We expect the competitiveness of telephone companies to increase in high-speed data, as they respond to our entry into their phone business.

          DBS providers have attempted to compete with our HSD service, but their satellite-delivered service has had limited success given its technical constraints. DBS providers continue to explore other options for the provision of high-speed data services. Industry reports suggest that they will soon announce some form of affiliation with other companies to provide high-speed Internet access through a delivery system that combines satellite communications with terrestrial wireless networks.
          Other potential competitors include companies seeking to provide high-speed Internet services using wireless technologies. Certain electric utilities also have announced plans to deliver broadband services over their electrical distribution networks, and if they are able to do so, they could become formidable competitors given their resources.
     Phone
          Mediacom Phone principally competes with the phone services offered by incumbent telephone companies. The incumbent telephone companies have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. In addition, it competes with services offered by other VoIP providers, such as Vonage, that do not have their own network but provide their service through a consumer’s high-speed Internet connection.
     Other Competition
          The FCC has adopted regulations and policies for the issuance of licenses for digital television (“DTV”) to incumbent television broadcast licensees. DTV television can deliver HD television pictures and multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. Over-the-air DTV subscription service is now available in a few cities in the United States.
          The quality of real-time or streaming of video over the Internet and into homes and businesses continues to improve. These services are also becoming more available as the use of high speed Internet access becomes more widespread. In the future, it is possible that video streaming will compete with the video services offered by cable operators and other providers of video services. For instance, certain programming suppliers have begun to market their content directly to consumers through video streaming over the Internet, bypassing cable operators or DBS providers as video distributors, although the cable operators may remain as the providers of high-speed Internet access service.
Employees
          As of December 31, 2005, we employed 4,119 full-time employees and 129 part-time employees. Approximately 30 of our employees have organized but are not covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation
General
          Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting us and other cable operators. We also provide a brief description of certain relevant state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry, our business or our operations can be predicted at this time.
Federal regulation
          The principal federal statutes governing the cable industry, the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the “Cable Act”), establish the federal regulatory framework for the industry. The Cable Act allocates principal responsibility for enforcing the federal policies among the Federal Communications Commission (“FCC”) and state and local governmental authorities.
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
Subscriber rates
          The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC. Federal law defines effective competition as existing in a variety of circumstances that historically were rarely satisfied but are increasingly likely to be satisfied with the increases in DBS penetration and the announced plans of some local phone companies to offer comparable video service. Although the FCC is conducting a proceeding that may streamline the process for obtaining effective competition determinations, neither the outcome of this proceeding nor its impact upon the cable industry or our business or operations can be predicted at this time.

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
          If the local franchising authority concludes that a cable operator’s rates exceed what is permitted under the FCC’s rate rules, the local franchising authority may require the cable operator to reduce rates and to refund overcharges to subscribers, with interest. The cable operator may appeal adverse local rate decisions to the FCC.
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
          Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. This report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of

U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by announcing that they will launch “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a-la-carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.
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
          The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial educational television stations mandatory carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of:
•	all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN;

•	commercial radio stations; and

•	certain low-power television stations.
          Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements (through 2006) and required that broadcasters negotiate retransmission consent agreements in “good faith;” in 2004, Congress extended this “good faith” requirement to cover all multi-channel video programming distributors, including cable operators.
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
          No later than February 18, 2009, all television broadcasts must be solely in digital format. After February 17, 2009, broadcasters must return their analog spectrum. The FCC has issued a decision that effectively requires mandatory carriage of local television stations that surrender their analog channel and broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has recently reaffirmed that cable operators are not required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals, however, changes in the composition of the Commission as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations or to carry multiple digital program streams. In addition to rejecting a “dual carriage” requirement during the transition, the FCC also confirmed that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services), both during and after the transition. The adoption, by legislation or FCC regulation, of additional must-carry requirements would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.
          In the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), Congress directed the FCC to conduct an inquiry and submit a report to Congress regarding the impact on competition in the multichannel video programming distribution market of the Cable Act’s provisions and the FCC’s rules on retransmission consent, network-non-duplication, syndicated exclusivity, and sports blackouts. The FCC completed this inquiry and submitted the required report to Congress in September 2005. While generally recommending that Congress continue its efforts to “harmonize” the rules applicable to cable, DBS and other multichannel video programming distributors to the extent feasible in light of technological differences, the FCC found that it was unnecessary to recommend any specific statutory amendments “at this time.” Rather, the FCC concluded that specific suggestions for change should await the results of a pair of companion studies to be conducted by the Copyright Office pursuant to SHVERA, the results of which are discussed below in the Copyright section.
     Tier buy through
          The Cable Act and the FCC’s regulations require our cable systems, other than those systems which are subject to effective competition, to permit subscribers to purchase video programming we offer on a per channel or a per program basis without the necessity of subscribing to any tier of service other than the basic service tier.
          The FCC is reviewing a complaint with respect to another cable operator to determine whether certain charges routinely assessed by many cable operators, including us, to obtain access to digital services, violate this “anti-buy-through” provision. Any decision that requires us to restructure or eliminate such charges would have an adverse effect on our business.
     Program access
          To increase competition between cable operators and other video program distributors, the Cable Act and the FCC’s regulations:
•	preclude any satellite video programmer affiliated with a cable company, or with a common carrier providing video programming directly to its subscribers, from favoring an affiliated company over competitors;

•	require such programmers to sell their programming to other unaffiliated video program distributors; and

•	limit the ability of such programmers to offer exclusive programming arrangements to cable operators.
     Other programming
          Federal law actively regulates other aspects of our programming, involving such areas as:
•	our use of syndicated and network programs and local sports broadcast programming;

•	advertising in children’s programming;

•	political advertising;

•	origination cablecasting;

•	adult programming;

•	sponsorship identification; and

•	closed captioning of video programming.

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
          For example, the Cable Act and/or FCC regulations and determinations:
          Provide guidelines for the exercise of local regulatory authority that:
•	affirm the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

•	generally prohibit us from operating in communities without a franchise;

•	permit local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibit franchising authorities from establishing requirements for specific video programming or information services other than in broad categories; and

•	permit us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability.
          Generally prohibit franchising authorities from:
•	imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services;

•	imposing franchise fees on revenues we derive from providing telecommunications or information services over our cable systems;

•	restricting our use of any type of subscriber equipment or transmission technology; and

•	requiring payment of franchise fees to the local franchising authority in excess of 5.0% of our gross revenues derived from providing cable services over our cable system.

          Encourage competition with existing cable systems by:
•	allowing municipalities to operate their own cable systems without franchises; and

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area.
          Provide renewal procedures:
•	The Cable Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority’s consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory services to their subscribers and complying with the terms of their franchises have almost always obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux. Furthermore, the FCC recently issued a Notice of Proposed Rulemaking seeking comment on whether the current local franchising process constitutes an impediment to widespread issuance of franchises to competitive cable providers in terms of the sheer number of franchising authorities, the impact of state-level franchising authorities, the burdens some local franchising authorities seek to impose as conditions of granting franchises and whether state “level-playing field” statutes also create barriers to entry. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.
          The Cable Act and the FCC allow cable operators to pass franchise fees on to subscribers and to separately itemize them on subscriber bills. In 2003, an appellate court affirmed an FCC ruling that franchise fees paid by cable operators on non-subscriber related revenue (such as cable advertising revenue and home shopping commissions) may be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed.
          In connection with its decision in 2002 classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.
Ownership limitations
          The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels which can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decisions implementing these statutory provisions and remanded the case to the FCC for further proceedings.
          The 1996 amendments to the Cable Act eliminated the statutory prohibition on the common ownership, operation or control of a cable system and a television broadcast station in the same service area. The identical FCC regulation subsequently has been invalidated by a federal appellate court.

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
          Legislation was recently passed in three states (including one in which we currently operate cable systems) and similar legislation is pending, or has been proposed, in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted.
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
Cable equipment
          The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also require multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third party vendors to provide set-tops with basic converter functions. Beginning July 1, 2007, cable operators will be prohibited from leasing digital set-top terminals that integrate security and basic navigation functions.
          To promote compatibility of cable television systems and consumer electronics equipment, the FCC recently adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. The FCC continues to push the cable television and consumer electronics industries to develop two-way “plug and play” specifications.
Pole attachment regulation
          The Cable Act requires certain public utilities, defined to include all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a new rate formula that became effective in 2001 which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.
          Increases in attachment rates due to the FCC’s new rate formula are phased in over a five-year period in equal annual increments, beginning in February 2001. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The recent Supreme Court decision upholding the FCC’s classification of cable modem service as an information service, should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to seek to invoke the higher rates.
          At present there is a formal hearing before the FCC in which Alabama Power is attempting to demonstrate that pole attachment rates above its marginal costs meet the just compensation test approved by the United States Court of Appeals for the 11th Circuit. As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. If successful, Alabama Power and perhaps all utilities in areas served by us may have a similar claim thereby increasing their ability to raise rates. It is not known at this time what, if any, financial impact could occur.
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
          In a report to Congress, the U.S. Copyright Office recommended major revisions to both the cable television and satellite compulsory licenses. In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress recently adopted legislation extending this authority through 2009. The possible simplification, modification or elimination of the cable compulsory copyright license is the subject of continuing legislative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of this legislative activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local broadcast signals.
          Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; (iii) revisions to the Copyright Office’s rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing; and (iv) payment for certain distant signals in communities where the signal is not carried, dubbed “phantom signals.” The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.
          In February 2006, the Copyright Office reported to Congress as required by SHVERA. The Copyright Office concluded that: (i) the current DBS compulsory license royalty fee for distant signals did not reflect fair market value; (ii) copyright owners should have the right to audit the statements of account submitted by DBS providers; and (iii) the cost of administering the compulsory license system be paid by those using the copyrighted material. A second report is due by June 30, 2008. Neither the outcome of those proceedings, their impact on cable television operators, nor their impact on subsequent legislation, regulations, the cable industry, or our business and operations can be predicted at this time.

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
Privacy
          The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, some states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law.

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
          A number of ISPs have asked local authorities and the FCC to give them rights of access to cable systems’ broadband infrastructure so that they can deliver their services directly to cable systems’ customers, which is often called “open access”. The FCC, in connection with its review of the AOL-Time Warner merger, imposed, together with the Federal Trade Commission, limited multiple access and other requirements related to the merged company’s Internet and Instant Messaging platforms.
          In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. The adoption of new rules by the FCC could impose additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL Internet access service citing the need for competitive parity with cable modem service which has no similar access requirement. Any such requirements could adversely affect our results of operations.
Voice-over-Internet protocol telephony
          The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Currently, numerous cable operators have commenced offering VoIP telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation. In February 2006, the FCC commenced a proceeding to determine whether additional security measures are required to protect certain customer information including call records. It is unknown what conclusions or actions the FCC may take or whether it will apply such requirements to all providers of voice services.

State and local regulation
          Our cable systems use local streets and rights-of-way. Consequently, we must comply with state and local regulation, which is typically imposed through the franchising process. Our cable systems generally are operated in accordance with non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Our franchises generally are granted for fixed terms and in many cases are terminable if we fail to comply with material provisions. The terms and conditions of our franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing:
•	franchise fees;

•	franchise term;

•	system construction and maintenance obligations;

•	system channel capacity;

•	design and technical performance;

•	customer service standards;

•	sale or transfer of the franchise; and

•	territory of the franchise.

ITEM 1A. RISK FACTORS
Risks Related to our Business
     We have a history of net losses and we may continue to generate net losses in the future.
          Our history of net losses increases the likelihood that we will continue to report additional net losses in the future. Although we reported net income of $13.6 million for the year ended December 31, 2004, we reported net losses of $62.5 million and $222.2 million for the years ended December 31, 2003 and 2005, respectively. In prior years, the principal reasons for our net losses include the depreciation and amortization expenses associated with our acquisitions and the capital expenditures related to expanding and upgrading our cable systems, and interest costs on borrowed money. In 2005, in addition to these factors, the increase in our valuation allowance for deferred tax assets (discussed below) increased our provision for income taxes and our net loss by a corresponding amount.
     Changes to our valuation account for deferred tax assets can cause our net income or net loss to fluctuate significantly.
          As of December 31, 2005, we had pre-tax net operating loss carryforwards for federal and state purposes of approximately $1.7 billion; if not utilized, they will expire in the years 2020 through 2025. Mostly due to these net operating loss carryforwards, as of the same date, we had deferred tax assets of $699.8 million. These assets have been reduced by a valuation allowance of $429.5 million to reflect our assessment of the likelihood of their recovery in future periods.
          We periodically assess the likelihood of realization of our deferred tax assets, considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments, in prior years we have established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets.
          During the fourth quarter of 2005, based on our assessment of the facts and circumstances, we concluded that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109. As a result, in the fourth quarter of 2005 we increased our valuation allowance by approximately $197.3 million and recorded a corresponding non-cash charge to income tax expense in our consolidated statement of operations. This amount represents the portion of deferred tax liabilities related to the basis difference of our indefinite-lived intangible assets. Our assessment of the facts and circumstances took into account our losses before income taxes in 2005, the reduced likelihood of future taxable near-term income and the limited availability of prudent tax planning strategies.
          We expect to add to our valuation allowance for any increase in the deferred tax liabilities relating to indefinite-lived intangible assets. We will also adjust our valuation allowance if we assess that there is sufficient change in our ability to recover our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on our future earnings.
     If we are unsuccessful in implementing our growth strategy, our business and results of operations could be adversely affected.
          We currently expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, the introduction of additional new services, and, possibly, acquisitions. Relatively new services include HSD, VOD, DVRs, HDTV and phone service. We may not be able to successfully expand existing services due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth.

     Our programming costs are increasing, and our business and results of operations will be adversely affected if we cannot pass through a sufficient part of the additional costs to video subscribers.
          In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming, particularly sports programming. Increases in programming costs, our largest single expense item, are expected to continue, and we may not be able to pass on all of these cost increases to our video subscribers. In addition, as we add programming, we may not be able to pass on all of the costs of this additional programming without the potential loss of video subscribers. To the extent that we may not be able to pass on increased programming costs, our business, financial condition and results of operations could be adversely affected.
          We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consents for the transmission of their programming to our subscribers. We cannot predict the impact of these negotiations on our business and results of operations or the effect on our subscribers should we be required to suspend the carriage of this programming.
     We operate in a highly competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video subscribers to direct broadcast satellite competition, and further loss of video subscribers could have a material negative impact on our business.
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
          Our video business faces competition primarily from DBS providers. The two largest DBS companies, DIRECTV, Inc. and EchoStar Communications, are each among the four largest providers of multichannel video programming services based on reported customers. In addition, DIRECTV’s affiliation with News Corporation could strengthen that company’s competitive positioning, as News Corporation also owns Fox Television Network and several cable programming services. DBS has grown rapidly over the past several years and continues to do so. We have lost a significant number of video subscribers to DBS competition, and will continue to face significant challenges from DBS providers.
          Local telephone companies are capable of offering video and other services in competition with us and they may increasingly do so in the future. Certain telephone companies have begun to deploy fiber more extensively in their networks, and some have begun to deploy broadband services, including video services, and in certain cases avoiding the regulatory burdens imposed on us. These deployments enable them to provide enhanced video, telephone and Internet access services to consumers. New laws or regulations at the federal or state level may clarify, modify or enhance the ability of the local telephone companies to provide their services either without obtaining state or local cable franchises or to obtain such franchises under terms and conditions more favorable than those imposed on us. If local telephone companies are not required to obtain comparable local franchises, our business, financial condition and results of operations could be adversely affected.
          Certain telephone companies, together with DBS providers, have launched bundled offerings of satellite delivered video service with phone, Internet and wireless service delivered by the telephone companies.
          We also face growing competition from municipal entities that construct facilities and provide cable television, HSD, telephony and/or other related services. In addition to hard-wired facilities, some municipal entities are exploring building wireless networks to deliver these services. In Iowa, our largest market, an organization named Opportunity Iowa began in early 2004 to actively encourage Iowa municipalities to construct facilities that could be used to provide services that compete with the services we offer. Referenda were on the November 2005 ballot in thirty-two municipalities to authorize the formation of a communications utility, a prerequisite to funding and construction of facilities that may compete with ours. Referenda were successfully passed in seventeen of those communities. In many of the communities that passed a referendum, proponents and officials publicly stated that a second vote would be taken prior to any actual construction or funding of a competitive system, and only after a preliminary cost benefit analysis is undertaken. Other Iowa communities may also hold elections to authorize the creation of a telecommunications utility in their communities. Proponents or officials in those communities may not take the same approach with regard to a second vote before construction or funding or a cost-benefit analysis.
          We also face competition from over-the-air television and radio broadcasters and from other communications and entertainment media such as movie theaters, live entertainment and sports events, newspapers and home video products. Further losses of customers to DBS or other alternative video and HSD services could also have a material adverse effect on our business, financial condition and results of operations.
          Competition in our HSD business primarily comes from telephone companies and other providers of “dial-up” and DSL which already have telephone lines into the household. DSL service is competitive with HSD service over cable systems. In addition, certain DBS providers are currently offering two-way broadband data access services, which compete with our ability to offer bundled services to our customers.
          Our HSD business may also face competition in the future from registered utility holding companies and subsidiaries. In 2004, the Federal Communications Commission (“FCC”) adopted rules: (i) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and (ii) that seek to avoid interference with existing services. Electric utilities could be formidable competitors to us.
          Some of our competitors, including franchised, wireless or private cable operators, DBS providers and local exchange carriers, may benefit from permanent or temporary business combinations such as mergers, joint ventures and alliances and the potential repeal of certain ownership rules, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us. Some of our present or future competitors may have greater financial resources or, through their affiliates, greater access to programming or other services, than we do.
     If we are unable to keep pace with technological change, our business and results of operations could be adversely affected.
          Our industry is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with future technological developments. We also cannot assure you that we will successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain, expand or upgrade our systems and respond to competitive pressures. An inability to keep pace with technological change and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our ability to compete and business, financial condition and results of operations.
     Our phone service was launched in 2005, and consequently, we face new risks and uncertainties as we began to scale this business.
          In June 2005, we launched Mediacom Phone in one of our smaller markets, and by year-end 2005, our phone service was marketed to approximately 1.45 million of our total estimated 2.8 million homes. We have limited operating experience with our phone service, and managing its growth may present significant challenges for us. We may encounter difficulties introducing Mediacom Phone in new markets or increasing the scale of markets already launched. If our phone service is not sufficiently reliable or we otherwise fail to meet customer expectations, our business could be adversely affected. We face intense competition in offering phone service, primarily from local telephone companies. We also depend on third parties for interconnection, call switching, and other related services to operate Mediacom Phone. As a result, the quality of our service may suffer if these third parties are not capable of handling their responsibilities. We also expect to see changes in technology, competition, and the regulatory and legislative environment that may affect our phone business. Consequently, we are unable to predict the effect that current or future developments in these areas might have on our phone business.
     The loss of key personnel could have a material adverse effect on our business.
          If any of our manager’s key personnel ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our manager’s key personnel, including Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager. Our manager has not entered into a long-term employment agreement with Mr. Commisso. Neither our manager nor we currently maintain key man life insurance on Mr. Commisso or other key personnel.
     We may not be able to obtain critical items at a reasonable cost or when required, which could adversely affect business, financial condition and results of operations.
          We depend on third-party suppliers for equipment, software, services and other items that are critical for the operation of our cable systems and the provision of advanced services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. In certain cases, these items are available from a limited number of suppliers. Demand for these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected. If we are unable to obtain critical equipment, software, communications or other services on a timely basis and at an acceptable cost, our ability to offer our products and services and roll out advanced services may be impaired, and our business, financial condition and results of operations could be materially adversely affected.
     Some of our cable systems operate in the Gulf Coast region, which is likely to continue to experience severe hurricanes and tropical storms.
          Cable systems serving approximately 8% of our subscribers are located on or near the Gulf Coast in Alabama, Florida and Mississippi. In 2004 and 2005, three hurricanes impacted these cable systems, to varying degrees, causing property damage, service interruption and loss of customers. Current predictions suggest that the Gulf Coast could experience severe hurricanes in the future. Severe weather could impact our operations in affected areas, causing us to experience higher than normal levels of expense and capital expenditures, as well as the potential loss of customers and revenues.
Risks Related to Indebtedness of us and our Operating Subsidiaries
     We are a holding company with no operations and if our operating subsidiaries are unable to make funds available to us we may not be able to fund our obligations.
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
          Our total debt as of December 31, 2005 was approximately $3.06 billion. Our interest expense for the year ended December 31, 2005 was $208.3 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.
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
          The agreements and instruments governing our own and our subsidiaries’ indebtedness contain numerous financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Legislative and Regulatory Matters
     Changes in cable television regulations could adversely impact our business.
          The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of these judicial and administrative proceedings and legislative activities may materially affect our business operations.
          Local authorities grant us non-exclusive franchises that permit us to operate our cable systems. We renew or renegotiate these franchises from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. The Cable Communications Policy Act of 1984 (“Communications Act”) contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.
          Similarly, due to the increasing popularity and use of commercial online services and the Internet, certain aspects have become subject to regulation at the federal and state level such as collection of information online from children, disclosure of certain subscriber information to governmental agencies, commercial emails or “spam,” privacy, security and distribution of material in violation of copyrights. In addition to the possibility that additional federal laws and regulations may be adopted with respect to commercial online services and the Internet, several individual states have imposed such restrictions and others may also impose similar restrictions, potentially creating an intricate patchwork of laws and regulations. Future federal and/or state laws may cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. Recently, many states in which we operate have enacted laws requiring us to notify customers in the event that certain customer information is accessed or believed to have been accessed without authorization. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations. Such laws or regulations may also require disclosure of failures of our procedures or breaches to our system by third parties, which can increase the likelihood of claims against us by affected subscribers.
     Changes in channel carriage regulations could impose significant additional costs on us.
          Cable operators face significant regulation of their channel carriage. Currently, they can be required to devote substantial capacity to the carriage of programming that they might not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. If the FCC or Congress were to require cable systems to carry both the analog and digital versions of local broadcast signals or to carry multiple program streams included with a single digital broadcast transmission, this carriage burden would increase substantially. Recently, the FCC reaffirmed that cable operators need only carry one programming service of each television broadcaster to fulfill its must-carry obligation, however, changes in the composition of the FCC as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations and/or to carry multiple digital program streams. Further, this decision has been appealed to the D.C. Circuit Court of Appeals.

          Reversing the findings of a November 2004 report, the FCC released a report in February 2006, finding that consumers could benefit under certain a la carte models for delivery of video programming. The report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. Homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate, however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by creating “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a-la-carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.
          Recently, the FCC imposed “reciprocal” good faith retransmission consent negotiation obligations on cable operators and broadcasters. These rules identify seven types of conduct that would constitute “per se” violations of the new requirements. Thus, even though we may have no interest in carrying a particular broadcaster’s programming, we may be required under the new rules to engage in negotiations within the parameters of the FCC’s rules. While noting that the parties in retransmission consent negotiations were now subject to a “heightened duty of negotiation,” the FCC emphasized that failure to ultimately reach an agreement is not a violation of the rules. The impact of these rules on our business cannot be determined at this time.
     Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets, which could adversely affect our business.
          Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Some may not require local franchises at all, such as certain municipal utility providers. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of December 31, 2005, approximately 12.6% of the estimated homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.
           Legislation was recently passed in three states (including one in which we currently operate cable systems) and similar legislation is pending, or has been proposed in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted.
          The FCC recently issued a Notice of Proposed Rulemaking seeking comment on whether the current local franchising process constitutes an impediment to widespread issuance of franchises to competitive cable providers in terms of the sheer number of franchising authorities, the impact of state-level franchising authorities, the burdens some local franchising authorities seek to impose as conditions of granting franchises and whether state “level-playing field” statutes also create barriers to entry. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

     Pending FCC and court proceedings could adversely affect our HSD service.
          The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. The FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as open access; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. The adoption of new rules by the FCC could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL Internet access service citing the need for competitive parity with cable modem service which has no similar access requirement.
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
          It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Additionally, we host website “portal pages” designed for use as a home page by, but not limited to, our HSD customers. These portal pages offer a wide variety of content from us and third parties which could contain errors or other material that could give rise to liability.
          To date, we have not been served notice that such a claim has been filed against us. However, in the future someone may serve such a claim on us in either a domestic or international jurisdiction and may succeed in imposing liability on us. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. If we are held or threatened with significant liability, we may decide to take actions to reduce our exposure to this type of liability. This may require us to spend significant amounts of money for new equipment and may also require us to discontinue offering some features or our cable modem service.
          Since we launched our proprietary Mediacom Online service in February 2002, from time to time, we receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider—for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.
     We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.
          Local authorities and the FCC have been asked to require cable operators to provide nondiscriminatory access over their cable systems to other Internet service providers. The recent decision by the United State Supreme Court upholding the FCC’s classification of cable modem service as an “information service” may effectively forestall efforts by competitors to obtain access to the networks of cable operators to provide Internet access services. As noted above, however, the FCC continues to have jurisdiction over this issue and a rulemaking initiated prior to the Supreme Court’s decision remains ongoing. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL internet access service citing the need for competitive parity with cable modem service which has no similar access requirement. If we are required to provide access in this manner, it could have a significant adverse impact on our business, financial condition and results of operations, including by: (i) increasing competition; (ii) increasing the expenses we incur to maintain our systems; and/or (iii) increasing the expense of upgrading and/or expanding our systems.
     We may become subject to additional regulatory burdens when we offer cable telephony service.
          The regulatory treatment of VoIP services like those we and others offer remains uncertain. The FCC, Congress, the courts and the states continue to look at issues surrounding the provision of VoIP, including whether this service is properly classified as a telecommunications service or an information service. The FCC’s decision to classify VoIP as an information service should eliminate much if not all local regulation of the service and should limit federal regulation to consumer protection, as opposed to economic issues. For example, on the federal level, the FCC recently required providers of “interconnected” VoIP services, such as ours, to file a letter with the FCC certifying compliance with certain E-911 functionality. Disputes have also arisen with respect to the rights of VoIP providers and their telecommunications provider partners to obtain interconnection and other rights under the Act from incumbent telephone companies. We cannot predict how these issues will be resolved, but uncertainties in the existing law as it applies to VoIP or any determination that results in greater or different regulatory obligations than competing services would result in increased costs, reduce anticipated revenues and impede our ability to effectively compete or otherwise adversely affect our ability to successfully roll-out and conduct our telephony business.
     Actions by pole owners might subject us to significantly increased pole attachment costs.
          Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for cable operators. The FCC clarified that the provision of Internet access does not endanger a cable operator’s favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. That ruling, coupled with the recent Supreme Court decision upholding the FCC’s classification of cable modem service as an information service, should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to invoke higher rates. A formal hearing is currently before the FCC in which Alabama Power is attempting to demonstrate that pole attachment rates above its marginal costs meet the just compensation test approved by the United States Court of Appeals for the 11th Circuit which would allow it to ask for and receive rates from cable operators over and above the rates set by FCC regulation. If successful, Alabama Power and perhaps all utilities in areas served by us may have a similar claim thereby increasing their ability to raise rates.
          Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

     Changes in compulsory copyright regulations might significantly increase our license fees.
          Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; (iii) revisions to the Copyright Office’s rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing; and (iv) payment for certain distant signals in communicates where the signal is not carried, dubbed “phantom signals.” The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business, financial condition and results of operations by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.
Risks related to our Chairman and Chief Executive Officer’s Controlling Position
     Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.
          Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned our common stock representing approximately 76.4% of the combined voting power as of December 31, 2005. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Commisso’s voting power may have the effect of discouraging offers to acquire Mediacom because any such acquisition would require his consent.
          We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership or that he would continue as an officer or director if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of shares could result in a change in control of our company, and we cannot assure you that a change of control would not adversely affect our business, financial condition or results of operations. As noted above, it could also result in a default under our subsidiary credit agreements, could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of net operating losses for income tax purposes.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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
ITEM 3. LEGAL PROCEEDINGS
          We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.
ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Rocco B. Commisso	56	Chairman and Chief Executive Officer
Mark E. Stephan	49	Executive Vice President, Chief Financial Officer & Director
John G. Pascarelli	44	Executive Vice President, Operations
Italia Commisso Weinand	52	Senior Vice President, Programming & Human Resources
Joseph E. Young	57	Senior Vice President, General Counsel & Secretary
Charles J. Bartolotta	51	Senior Vice President, Customer Operations
Calvin G. Craib	51	Senior Vice President, Business Development
Brian M. Walsh	40	Senior Vice President & Corporate Controller
Craig S. Mitchell	47	Director
William S. Morris III	71	Director
Thomas V. Reifenheiser	70	Director
Natale S. Ricciardi	57	Director
Robert L. Winikoff	59	Director
          Rocco B. Commisso has 27 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.
          Mark E. Stephan has 19 years of experience with the cable television industry and has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2003. Prior to that he was Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.
          John G. Pascarelli has 25 years of experience in the cable television industry and has served as our Executive Vice President, Operations since November 2003. Prior to that he was our Senior Vice President, Marketing and Consumer Services from June 2000 and our Vice President of Marketing from March 1998. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.
          Italia Commisso Weinand has 29 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.
          Joseph E. Young has 21 years of experience with the cable television industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.
          Charles J. Bartolotta has 23 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.
          Calvin G. Craib has 24 years of experience in the cable television industry and has served as our Senior Vice President, Business Development since August 2001. Prior to that he was our Vice President, Business Development since April 1999. Before joining us in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.
          Brian M. Walsh has 18 years of experience in the cable television industry and has served as our Senior Vice President and Corporate Controller since February 2005. Prior to that he was our Senior Vice President, Financial Operations from November 2003, our Vice President, Finance and Assistant to the Chairman from November 2001, our Vice President and Corporate Controller from February 1998 and our Director of Accounting from November 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.
          Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past six years. He currently serves as its Senior Vice President of Finance, Treasurer and Secretary and is also a member of its board of directors.
          William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past six years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.
          Thomas V. Reifenheiser served for more than six years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a member of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is also a member of the board of directors of Cablevision Systems Corporation and Lamar Advertising Company.
          Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past six years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as its President, Global Manufacturing, with responsibility for all of Pfizer’s manufacturing facilities.
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
          Our Class A common stock is traded on the Nasdaq National Market under the symbol “MCCC”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by the Nasdaq National Market:

	2005		2004
	High	Low	High	Low
First Quarter	$6.72	$5.30	$9.99	$7.40
Second Quarter	$7.06	$5.44	$8.23	$6.95
Third Quarter	$7.51	$6.71	$7.85	$5.86
Fourth Quarter	$7.47	$4.79	$7.11	$5.10
          As of February 28, 2006, there were approximately 917 holders of record of our Class A common stock and 5 holders of record of our Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.
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
          The following is a summary of our repurchases of Class A common shares during the fourth quarter of 2005 under the $50.0 million repurchase program, authorized by our Board of Directors in May 2000 and reaffirmed on August 3, 2004:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number		Shares Purchased	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
October	—	$—	—	$31,519,092
November	846,208	5.06	846,208	27,238,198
December	723,000	5.36	723,000	23,363,867

Fourth Quarter 2005	1,569,208	$5.20	1,569,208	$23,363,867

ITEM 6. SELECTED FINANCIAL DATA
          In the table below, we provide you with selected historical consolidated financial and operating data for the years ended December 31, 2001 through 2005 and balance sheet data as of December 31, 2001 through 2005, which are derived from our audited consolidated financial statements (except operating data). We have significantly expanded our business through acquisitions. In June and July 2001, we acquired cable systems serving approximately 800,000 basic subscribers for an aggregate purchase price of $2.06 billion.
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
	(unaudited)
Statement of Operations Data:
Revenues	$1,098,822	$1,057,226	$1,004,889	$923,033	$585,175
Costs and expenses:
Service costs	438,768	407,875	383,012	359,737	219,479
Selling, general and administrative expenses	232,514	216,394	198,943	173,970	105,794
Corporate expenses	22,287	19,276	17,237	18,075	11,609
Depreciation and amortization	220,567	217,262	273,307	319,435	310,785

Operating income (loss)	184,686	196,419	132,390	51,816	(62,492)
Interest expense, net	(208,264)	(192,740)	(190,199)	(188,304)	(139,867)
Loss on early extinguishment of debt	(4,742)	—	—	—	—
Gain (loss) on derivative instruments, net	12,555	16,125	9,057	(13,877)	(8,441)
Gain (loss) on sale of assets and investments, net	2,628	5,885	(1,839)	—	—
Other (expense) income, net	(11,829)	(12,061)	(11,460)	(11,093)	21,653

(Loss) income before income taxes	(24,966)	13,628	(62,051)	(161,458)	(189,147)
Provision for income taxes	(197,262)	(76)	(424)	(200)	(87)

Net (loss) income before cumulative effect of accounting change	(222,228)	13,552	(62,475)	(161,658)	(189,234)
Cumulative effect of accounting change(1)	—	—	—	—	(1,642)

Net (loss) income	$(222,228)	$13,552	$(62,475)	$(161,658)	$(190,876)

Basic and diluted (loss) earnings per share:(2)
Before cumulative effect of accounting change	$(1.90)	$0.11	$(0.53)	$(1.35)	$(1.78)
Cumulative effect of accounting change	—	—	—	—	(0.02)

Basic and diluted (loss) earnings per share:	$(1.90)	$0.11	$(0.53)	$(1.35)	$(1.80)

Weighted average common shares outstanding (2)
Basic weighted average shares outstanding	117,193,841	118,533,513	118,627,262	119,607,605	105,779,737
Diluted weighted average share outstanding	117,193,841	118,543,126	118,627,262	119,607,605	105,779,737
Balance Sheet Data (end of period):
Total assets	$3,649,498	$3,635,655	$3,662,763	$3,703,974	$3,664,848
Total debt	3,059,651	3,009,632	3,051,493	3,019,211	2,798,000
Total stockholders’ equity	$59,107	$293,512	$285,114	$346,541	$507,576
(Continued on next page)

	Year Ended December 31,
	2005	2004	2003		2002		2001
	(dollars in thousands, except ratio amounts)
	(unaudited)
Other Data:
Operating income before depreciation and amortization(3)	$405,253	$413,681	$405,697		$371,251		$248,293
OIBDA margin(4)	36.9%	39.1%	40.4%		40.2%		42.4%
Ratio of earnings to fixed charges	— (5)	1.06	—	(5)	—	(5)	—	(5)
Net cash flows provided by (used in):
Operating activities	$179,095	$224,611	$206,900		$172,596		$258,625
Investing activities	(223,600)	(177,424)	(221,444)		(421,602)		(2,402,947)
Financing activities	37,911	(49,127)	9,135		216,923		2,203,477
Operating Data: (end of period)
Estimated homes passed(6)	2,807,000	2,785,000	2,755,000		2,715,000		2,630,000
Basic subscribers(7)	1,423,000	1,458,000	1,543,000		1,592,000		1,595,000
Digital customers(8)	494,000	396,000	383,000		371,000		321,000
Data customers(9)	478,000	367,000	280,000		191,000		115,000
Phone customers(10)	22,000	—	—		—		—

(1)	Relates to our adoption of Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

(2)	Basic and diluted (loss) earnings per share is calculated based on the basic and diluted weighted average shares outstanding, respectively.

(3)	Operating income before depreciation and amortization (“OIBDA”) is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies. A limitation of this measure, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures.

OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to OIBDA.

The following represents a reconciliation of OIBDA to operating income (loss), which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(unaudited)
OIBDA	$405,253	$413,681	$405,697	$371,251	$248,293
Depreciation and amortization	(220,567)	(217,262)	(273,307)	(319,435)	(310,785)

Operating income (loss)	$184,686	$196,419	$132,390	$51,816	$(62,492)

(4)	Represents OIBDA as a percentage of revenues. See note 3 above.

(5)	Earnings were insufficient to cover fixed charges by $26.4 million, $66.9 million, $167.6 million and $192.0 million for the years ended December, 31 2005, 2003, 2002 and 2001, respectively. Refer to Exhibit 12.1.

(6)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(7)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(8)	Represents customers that receive digital cable services.

(9)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 5Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other companies offering similar services.

(10)	Represents customers that receive phone service.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Reference is made to the “Risk Factors” for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003.
Overview
          Mediacom Communications Corporation is the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as VOD, HDTV and DVRs, HSD and phone service. Where our phone service is available, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
          As of December 31, 2005, our cable systems passed an estimated 2.81 million homes and served 1.42 million basic subscribers in 23 states. We provide digital video services to 494,000 digital customers and HSD service to 478,000 customers, representing a digital penetration of 34.7% of our basic subscribers and a data penetration of 17.0% of our estimated homes passed, respectively. We introduced telephone service during the second quarter of 2005 and provided service to 22,000 customers as of December 31, 2005.
          We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DIRECTV, Inc. and Echostar Communications Corporation, the two largest DBS providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches have been the primary cause of our loss of basic subscribers in recent years. As of December 31, 2005, competitive local-into-local services in our markets covered an estimated 92% of our basic subscribers.
     Hurricane Losses in 2004 and 2005
          In July and August 2005, as a result of Hurricanes Dennis and Katrina, our cable systems in areas of Alabama, Florida, and Mississippi experienced, to varying degrees, damage to their cable plant and other property and equipment, service interruption and loss of customers. Some of our customers’ homes in these areas also sustained varying levels of damage, including certain homes in the Mississippi area that were totally destroyed. Hurricanes Dennis and Katrina initially disrupted cable service to about 45,000 and 55,000 of our basic subscribers, respectively, in these states. We estimate that the hurricanes initially caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. We are currently capable of providing service to substantially all of the surviving households in the affected communities, and we expect to recover a portion of these lost customers as they return to the region to rebuild or repair their homes. We anticipate that some customers will move back into their homes or into temporary housing on their properties while repairs or rebuilding are under way, and potentially reconnect or reactivate our service at that time. As of December 31, 2005, we have not recovered a significant number of these subscribers.
          Our results of operations for the year ended December 31, 2005, take into account service interruption credits, lost revenues and incremental costs caused by these hurricanes. Revenues for year ended December 31, 2005 reflected approximately $0.6 million of service interruption credits issued to customers, $2.1 million of lost revenues from customers whose homes were destroyed or otherwise rendered uninhabitable and $0.4 million of lost revenue in the advertising sales business. We also incurred additional service costs of approximately $0.9 million to cover the repair of our facilities, including increased employee and outside contractor costs; additional selling, general and administrative costs of approximately $0.3 million related to additional customer service employee costs required to support customers’ needs; and $1.3 million of additional depreciation expense due to the impairment of the cable plant and other property and equipment. Capital expenditures to rebuild our cable plant and facilities and restore our service were approximately $5.3 million for the year ended December 31, 2005.
          In September 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama and Florida experienced, to varying degrees, damage to cable plant and other property and equipment, service interruption and loss of customers. The hurricane initially disrupted cable service to over 100,000 of our basic subscribers in these two states. The hurricane caused losses of 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers, which were reflected in our subscriber and customer counts as of December 31, 2004.
          Our results of operations for the year ended December 31, 2004, take into account service interruption credits, lost revenues and incremental costs caused by the hurricane. Revenues for the year ended December 31, 2004 reflected approximately $2.9 million of service interruption credits issued to customers. We also incurred additional service costs of approximately $0.8 million to cover the repair of our facilities, including increased employee and outside contractor costs; additional selling, general and administrative costs of approximately $0.2 million related to additional customer service employee costs required to support customers’ needs; and $2.1 million in additional depreciation expense due to the impairment of the cable plant and other property. Capital expenditures to rebuild our cable plant and facilities and restore our service were approximately $8.1 million and $1.0 for 2004 and 2005, respectively, for Hurricane Ivan.
          We estimate that after December 31, 2005, we may spend more than $2.2 million to rebuild the remainder of our damaged cable plant and other property assuming the complete recovery of the affected communities, although we cannot be certain about the timing of such spending.
          We are insured against certain hurricane related losses, principally damage to our facilities, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies. During the fourth quarter of 2005, we received $400,000 of insurance proceeds related to Hurricane Ivan.

Actual Results of Operations
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
          The following table sets forth the operating results for the years ended December 31, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2005	2004	$ Change	% Change
Revenues	$1,098,822	1,057,226	$41,596	3.9%
Costs and expenses:
Service costs	438,768	407,875	30,893	7.6%
Selling, general and administrative expenses	232,514	216,394	16,120	7.4%
Corporate expenses	22,287	19,276	3,011	15.6%
Depreciation and amortization	220,567	217,262	3,305	1.5%

Operating income	184,686	196,419	(11,733)	(6.0%)
Interest expense, net	(208,264)	(192,740)	(15,524)	8.1%
Loss on early extinguishment of debt	(4,742)	—	(4,742)	NM
Gain on derivatives, net	12,555	16,125	(3,570)	NM
Gain on sale of assets and investments, net	2,628	5,885	(3,257)	NM
Other expense, net	(11,829)	(12,061)	232	(1.9%)

(Loss) income before provision for income taxes	(24,966)	13,628	(38,594)	NM
Provision for income taxes	(197,262)	(76)	(197,186)	NM

Net (loss) income	$(222,228)	$13,552	$(235,780)	NM

     Revenues
          The following table sets forth revenue, subscriber and monthly average revenue statistics for the years ended December 31, 2005 and 2004 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2005	2004	$ Change	% Change
Video	$849,760	$848,864	$896	0.1%
Data	194,835	156,284	38,551	24.7%
Advertising	53,118	52,078	1,040	2.0%
Telephone	1,109	—	1,109	NM

	$1,098,822	$1,057,226	$41,596	3.9%

	Year Ended December 31,
	2005	2004	Increase/(Decrease)
Basic subscribers	1,423,000	1,458,000	(35,000)	(2.4%)
Data customers	478,000	367,000	111,000	30.2%
Phone customers	22,000	—	22,000	NM
Average monthly video revenue per basic subscriber(1)	$49.01	$47.57	$1.44	3.0%
Average monthly data revenue per data subscriber(2)	$37.18	$39.35	$(2.17)	(5.5%)

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly date revenue per data subscriber is calculated based on monthly data revenue divided by the average number of data subscribers for each of the twelve months.
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
          Revenues rose 3.9%, largely attributable to an increase in data revenues. To strengthen our competitiveness, we increased our emphasis on product bundling and on enhancing and differentiating our video products and services with new digital packages, VOD, HDTV, DVRs and more local programming. During 2005, we also extended the discount periods of our promotional campaigns for digital and data services from three and six months to six and twelve months. This impacted the growth of our video and data revenues.
          Video revenues increased 0.1% as a result of the rate increases applied on our subscribers and higher fees from our advanced video products and services, offset in part by the decrease in basic subscribers, including the full year impact of basic subscribers lost in the 2004 hurricane, and the effects of promotional activity. Our loss of basic subscribers decreased significantly during 2005, with a loss of 35,000 basic subscribers, compared to a loss of 85,000 in 2004. Our loss of basic subscribers in 2005 resulted from continuing competitive pressures by other video providers and, to a lesser extent, the impact of Hurricanes Dennis and Katrina. The average monthly video revenue per basic subscriber increased 3.0% year over year. Digital customers increased 24.7% to 494,000 from 396,000 a year ago.
          Data revenues rose 24.7%, primarily due to the 30.2% year-over-year increase in data customers, and to a lesser extent, the growth of our commercial service and enterprise network businesses. Average monthly data revenue per data customer decreased 5.5% as a result of promotional offers during 2005.

          Advertising revenues increased 2.0% and reflected the anticipated decline in political advertising revenues as compared to the 2004 election year. This increase was a result of stronger national and regional advertising and a larger base of homes available to our advertising sales, which came from the interconnection of additional cable systems.
          In June 2005, we launched Mediacom Phone in one of our smaller markets, and as of December 31, 2005, our phone service was marketed to approximately 1.45 million of our total estimated 2.8 million homes and served 22,000 customers. We expect to market Mediacom Phone to approximately 2.5 million homes by year-end 2006.
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
          Service costs rose 7.6%, primarily due to increases in programming, plant operating and employee costs. The largest component of service costs is programming expense, which increased 4.7% as a result of reduced launch support from our programming suppliers in return for our carriage of their services, and higher unit costs charged by them, offset in part by a lower base of basic subscribers. Plant operating costs rose 40.6%, primarily due to greater use of outside contractors for customer installation activity and, to a lesser extent, higher vehicle fuel costs. Employee costs grew 5.2%, primarily as a result of increased headcount and overtime of our technical workforce for network phone readiness, customer installation activity and hurricane-related repair, offset in part by higher labor and overhead capitalization and reduced employee insurance expenses. Service costs as a percentage of revenues were 39.9% for the year ended December 31, 2005, as compared with 38.6% for the year ended December 31, 2004.
          Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.
          Selling, general and administrative expenses increased 7.4%, principally due to higher employee expenses, marketing costs, and professional fees, offset in part by reduced bad debt expense. Employee costs rose 10.9%, as a result of increased direct sales personnel, sales commissions and the use of third-party call center contractors. Marketing costs grew 13.4%, due to an increase in costs associated with contracted direct sales personnel and advertising campaigns to support sales of our products and services. Professional fees increased 36.4%, as a result of higher consulting expenses and other fees. This increase in selling, general and administrative expenses was partly offset by a 17.4% decrease in bad debt expense, as a result of improved customer credit and collection policies and better collection experience in our advertising business. Selling, general and administrative expenses as a percentage of revenues were 21.2% for the year ended December 31, 2005, as compared with 20.5% for the year ended December 31, 2004.
          We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.
          Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 15.6%, primarily due to increases in employee salary and benefit costs, including non-cash compensation charges, and higher legal and accounting fees. Corporate expenses as a percentage of revenues were 2.0% for the year ended December 31, 2005, as compared with 1.8% for the year ended December 31, 2004.
          Depreciation and amortization increased 1.5%, primarily due to the retirement of assets and disposals related to Hurricane Dennis and Katrina.

     Interest Expense, net
          Interest expense, net, increased by 8.1%, primarily due to higher market interest rates on variable rate debt.
     Gain on Derivatives, net
          We enter into interest rate exchange agreements, or “interest rate swaps”, with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of December 31, 2005, we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are principally derived from changes in market interest rates and time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $12.6 million for the year ended December 31, 2005, as compared to a gain on derivatives of $16.1 million for the year ended December 31, 2004.
     Gain on Sale of Assets and Investments, net
          We recorded a net gain on sale of investments of $2.6 million for the year ended December 31, 2005, due to the sale of our investment in American Independence Corporation common stock. The net gain for the year ended December 31, 2004 was principally due to the sale of a non-strategic cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.6 million.
     Other Expense
          Other expense was $11.8 million and $12.1 million for the years ended December 31, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.
     Provision for Income Taxes
          Provision for income taxes was approximately $197.3 million for December 31, 2005, compared to $76,000 for the year ended December 31, 2004. During the fourth quarter of 2005, we increased our income tax expense by $197.4 million as a result of our decision to increase the valuation allowance against our deferred tax assets, principally relating to our pre-tax net operating loss carryforwards for federal and state purposes. These net operating loss carryforwards had a balance of approximately $1.7 billion as of December 31, 2005, and if not utilized, will expire in the years 2020 through 2025.
          We periodically assess the likelihood of realization of our deferred tax assets, considering all available evidence, both positive and negative, including our results of operations, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments, in prior years we have established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets.
          During the fourth quarter of 2005, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109. As a result, in the fourth quarter of 2005 we increased our valuation allowance by approximately $197.3 million and recognized a corresponding non-cash charge to income tax expense. This amount represents the portion of deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets. Our assessment of the facts and circumstances took into account our losses before income taxes in 2005, the reduced likelihood of future taxable income and the limited availability of prudent tax planning strategies.
     Net (loss) Income
          As a result of the factors described above, we generated a net loss for the year ended December 31, 2005 of $222.2 million, as compared to net income of $13.6 million for the year ended December 31, 2004.

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
          The following table sets forth the consolidated statements of operations for the years ended December 31, 2004 and 2003 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2004	2003	$ Change	% Change
Revenues	$1,057,226	$1,004,889	$52,337	5.2%
Costs and expenses:
Service costs	407,875	383,012	24,863	6.5%
Selling, general and administrative expenses	216,394	198,943	17,451	8.8%
Corporate expenses	19,276	17,237	2,039	11.8%
Depreciation and amortization	217,262	273,307	(56,045)	(20.5%)

Operating income	196,419	132,390	64,029	48.4%
Interest expense, net	(192,740)	(190,199)	(2,541)	1.3%
Gain on derivatives, net	16,125	9,057	7,068	NM
Gain (loss) on sale of assets and investments, net	5,885	(1,839)	7,724	NM
Other expense, net	(12,061)	(11,460)	(601)	5.2%

Income (loss) before provision for income taxes	13,628	(62,051)	75,679	NM
Provision for income taxes	(76)	(424)	348	(82.1%)

Net income (loss)	$13,552	$(62,475)	$75,331	NM

     Revenues
          The following table sets forth revenue, subscriber and monthly average revenue statistics for the years ended December 31, 2004 and 2003 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2004	2003	$ Change	% Change
Video	$848,864	$845,899	$2,965	0.4%
Data	156,284	116,237	40,047	34.5%
Advertising	52,078	42,753	9,325	21.8%

	$1,057,226	$1,004,889	$52,337	5.2%

	Year Ended December 31,
	2004	2003	Increase/(Decrease)
Basic subscribers	1,458,000	1,543,000	(85,000)	(5.5%)
Data customers	367,000	280,000	87,000	31.1%
Average monthly video revenue per basic subscriber(1)	$47.57	$45.21	$2.36	5.2%
Average monthly data revenue per data subscriber(2)	$39.35	$39.11	$0.24	0.6%

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly date revenue per data subscriber is calculated based on monthly data revenue divided by the average number of data subscribers for each of the twelve months.
          Revenues rose 5.2%, largely attributable to an increase in data customers and basic rate increases applied on our video customers, driven in large part by our own video programming cost increases, offset by a reduction in basic subscribers during the period, including those lost as a result of Hurricane Ivan.
          Video revenues rose 0.4 % as a result of the aforementioned basic rate increases, substantially offset by the loss of basic subscribers. Digital customers increased 3.4% to 396,000 as compared to 383,000 a year ago. Our loss in basic subscribers resulted primarily from increased competitive pressures by DBS providers, particularly in those markets where we experienced their local-into-local launches and, to a lesser extent, from our tighter customer credit policies.
          Data revenues rose 34.5%, due primarily to a 31.1% increase in data customers and a higher contribution from our new commercial enterprise business.
          Advertising revenues increased 21.8%, primarily as a result of higher political advertising and, to a lesser extent, the completion of an interconnect in one of our larger markets. Political advertising contributed approximately 45.0% of this increase. Also in 2004, we completed an interconnect agreement, under which we represent other cable operators to jointly sell local advertising, which accounted for 29.8% of the growth.
     Costs and Expenses
          Service costs rose 6.5%, primarily due to increases in programming, employee and plant operating costs. The largest component of service costs is programming expense, which grew 3.5% as a result of rate increases on basic and premium services, significantly offset by a reduction in basic subscribers and an increase in launch support received from programmers in return for our carriage of their programming services. Employee and plant operating costs grew 5.9%, primarily due to higher employee benefit costs, insurance claims and the expensing of employee and other operational costs attributed to the continued transition away from network upgrade construction to network maintenance activities. Service costs as a percentage of revenues were 38.6% for the year ended December 31, 2004, as compared with 38.1% for the year ended December 31, 2003.
          Selling, general and administrative expenses increased 8.8%, principally due to higher advertising, marketing, and employee costs, partially offset by a decrease in bad debt expense. Advertising costs grew 22.7%, as a result of employee commissions on higher advertising revenues. Employee costs rose 6.3%, as a result of higher employee compensation, benefit costs and customer service overtime, driven by greater call volumes related to the rollout of new products. Marketing costs rose 16.3%, as a result of media campaigns to support the rollout of new advanced services, and to promote customer retention and acquisition initiatives. This increase in selling, general and administrative expenses was partly offset by a 5.1% decrease in bad debt expense, as a result of improved customer credit and collection policies. Selling, general and administrative expenses as a percentage of revenues were 20.5% for the year ended December 31, 2004, as compared with 19.8% for the year ended December 31, 2003.
          Corporate expenses increased 11.8%, primarily due to higher legal and accounting fees, general insurance expenses and employee costs, offset in part by greater capitalization of labor and overhead costs related to Mediacom Phone preparation. Corporate expenses as a percentage of revenues were 1.8% for the year ended December 31, 2004, as compared with 1.7% for the year ended December 31, 2003.
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
Liquidity and Capital Resources
          We have invested, and will continue to invest, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending has recently shifted away from network upgrade investments to the deployment of VOD, HDTV, DVRs, HSD and phone services. We also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing.
          As of December 31, 2005, our total debt was $3.06 billion. Of this amount, $222.8 million matures within the twelve months ending December 31, 2006. We continue to extend our debt maturities through the refinancing of debt, as discussed below. During the twelve months ended December 31, 2005, we paid cash interest of $205.4 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes and convertible senior notes.
          Most of our debt maturing within the twelve months ending December 31, 2006, consists of $172.5 million of convertible notes due July 1, 2006. Although we have not yet determined how we will satisfy that obligation, several alternatives may be available to us, including the repayment of the notes with availability under our subsidiary credit facilities. As of December 31, 2005, we had unused revolving credit commitments of $871.2 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
     Description of Our Credit Facilities
          We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC (“LLC Group”) have a $1.15 billion bank credit facility (the “LLC Credit Facility”) expiring in 2013, of which $842.5 million was outstanding as of December 31, 2005. The LLC Credit Facility consists of a $400.0 million revolving credit commitment, a $200.0 million delayed-draw term loan, and a $550.0 million term loan. The operating subsidiaries of Mediacom Broadband LLC (“Broadband Group”) have a $1.4 billion bank credit facility (the “Broadband Credit Facility”) expiring in 2014, of which $816.3 million was outstanding as of December 31, 2005. The Broadband Credit Facility consists of a $644.4 million revolving credit commitment, a $300.0 million term loan and a $500.0 million term loan.
          For all periods through December 31, 2005, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise.
          We have entered into interest rate exchange agreements, which expire from July 2006 through June 2009, to fix the interest rate on $800.0 million of floating rate debt. Primarily in the fourth quarter of 2006, $500.0 million of these interest rate exchange agreements are scheduled to expire. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of December 31, 2005, about 71.9% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. The average interest rate for borrowings under the revolving commitments of our credit facilities is now LIBOR plus 1.50%.
          As of December 31, 2005, approximately $19.2 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements.
     Operating Activities
          Net cash flows provided by operating activities were $179.1 million for the year ended December 31, 2005, as compared to $224.6 million for the prior year. The change of $45.5 million is primarily due to a net decrease in operating assets and liabilities, an increase in cash paid for interest and lower operating income before depreciation and amortization.
          The change in operating assets and liabilities was lower by $22.4 million due to the timing of our cash payments and cash receipts. We made cash interest payments of $205.4 million and $186.8 million in 2005 and 2004, respectively. This increase was a result of higher interest rates on our variable rate debt. Operating income before depreciation and amortization decreased $8.4 million mainly from higher costs, offset in part by an increase in revenues.
     Investing Activities
          Net cash flows used in investing activities were $223.6 million for the year ended December 31, 2005, as compared to $177.4 million for the prior year, and principally comprised capital expenditures. Capital expenditures increased $46.4 million to $228.2 million mainly due to greater levels of customer connection activities. Purchases of customer premise equipment, including greater quantities of higher-cost HDTV and DVR set-tops, and installation costs were the principal components of our capital investment related to customer connection activities. During 2006, we expect to incur $200 million of capital expenditures.
     Financing Activities
          Net cash flows provided by financing activities were $37.9 million for the year ended December 31, 2005, as compared to net cash flows used in financing activities of $49.1 million for prior year. In 2005, our principal financing activities included the following:
•	In January 2005, LLC Group borrowed the full amount of its $200.0 million delayed-draw term loan facility and used the proceeds to reduce outstanding balances under its revolving credit facility.

•	In April 2005, we redeemed all of our 8 1/2% Senior Notes due April 2008. The redemption price was equal to 101.417% of the outstanding principal amount of the Notes, plus accrued interest. We funded the redemption with a combination of cash on hand and borrowings under LLC Group’s revolving credit facility.

•	In May 2005, Broadband Group refinanced its $496.3 term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.

•	In August 2005, we issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes due 2015”). The 8 1/2% Senior Notes due 2015 are unsecured obligations of Mediacom Broadband LLC, and the indenture governing the 8 1/2% Senior Notes due 2015 stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The proceeds from this offering were used to reduce the outstanding balances under Broadband Group’s revolving credit facility.

•	In October 2005, the Broadband Credit Facility was amended: (i) to increase the revolving credit commitment portion from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the termination date of the commitments not subject to reductions from March 2010 to December 2012.

•	Pursuant to our Board authorized repurchase program, we repurchased approximately 2.7 million shares of our Class A Common Stock for approximately $14.5 million during the year ended December 31, 2005.
     Contractual Obligations and Commercial Commitments
          The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2005 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest
	Debt	Leases	Leases	Expense(2)	Total
2006	$220,500	$2,270	$3,841	$219,079	$445,690	(1)
2007	70,500	1,092	3,190	215,780	290,562
2008	90,500	39	2,263	208,993	301,795
2009	117,000	—	1,774	200,573	319,347
2010	84,500	—	1,443	189,363	275,306
Thereafter	2,473,250	—	3,955	474,076	2,951,281

Total cash obligations	$3,056,250	$3,401	$16,466	$1,507,864	$4,583,981

* Refer to Note 7 to our consolidated financial statements for a discussion of our long-term debt, and to Note 12 for a discussion of our operating leases and other commitments and contingencies.

(1)	Includes $172.5 million of convertible senior notes due 2006.

(2)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2005 and the average interest rates applicable under such debt obligations.
Critical Accounting Policies
          The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management. For a summary of our accounting policies, see Note 3 of our consolidated financial statements.
     Property, Plant and Equipment
          We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new cable service installations. Capitalized costs include all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciate over the life of the related asset. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.
     Income Taxes
          We account for income taxes using the liability method as stipulated by SFAS No. 109, “Accounting for Income Taxes.” This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and anticipated benefit of utilizing net operating loss carryforwards.

          In evaluating our ability to recover our deferred tax assets and net operating loss carryforwards we assess all available positive and negative evidence including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income we use assumptions that require significant judgment and are consistent with the estimates we use to manage our business. During the fourth quarter of 2005, we increased our valuation allowance against deferred tax assets by $197.3 million and recognized a corresponding non-cash charge to the provision for income taxes. At December 31, 2005, the valuation allowance had a balance of approximately $429.5 million. We will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. We expect to add to our valuation allowance any increase in deferred tax liabilities relating to indefinite-lived intangible assets. We will also adjust our valuation allowance if we assess that there is sufficient change in our ability to recover our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on our future earnings.
     Indefinite-lived Intangibles
          Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize the cable franchise rights and other indefinite-lived assets. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.
          Based on the guidance outlined in EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we determined that the unit of accounting for testing franchise value for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the unit reporting level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have three cable system clusters, or reporting units, for the purpose of applying SFAS No. 142.
          We follow the provisions of SFAS No. 142 to test our goodwill and certain other intangible assets for impairment. We assess fair values primarily using discounted cash flow methodology.
          Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss.
          The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, the excess is recognized as an impairment loss.
          We completed our most recent impairment test as of October 1, 2005, which reflected no impairment of our franchise rights and goodwill. Our use of discounted cash flow analyses in determining the fair value of each cable system cluster involves certain assumptions and estimates, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future. Such impairments could potentially be material.

     Derivatives
          We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Our primary objective for holding derivative financial instruments is to manage interest rate risk. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We have no derivative financial instruments designated as hedges. Gains and losses from changes in the mark-to-market values are currently recognized in the consolidated statement of operations. Short-term valuation changes derived from changes in market interest rates, time to maturity and the creditworthiness of the counterparties may increase the volatility of earnings.
     Programming Costs
          We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. We recognize programming costs when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, these audit adjustments have been immaterial to our total programming costs; however, there can be no assurance that such adjustments will be immaterial in the future.
Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107, "Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. Pro forma disclosure is no longer an alternative. We will adopt SFAS No. 123R using the modified prospective method effective January 1, 2006. On the effective date of SFAS 123R, compensation costs will be recognized; (i) for all share-based payments granted after the effective date and; (ii) for all awards granted prior to the effective date that remain unvested. We expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share.
          In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has not had a material impact on our financial position or results of operation.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective no later than the end of fiscal years ending after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Our consolidated financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements a voluntary change in accounting principle or correct accounting errors in future periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          In the normal course of business, we use interest rate exchange agreements (“interest rate swaps”) with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2005, we had $800.0 million of interest rate swaps with various banks with a weighted average fixed rate of approximately 3.3%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At December 31, 2005, based on the mark-to-market valuation, we would have received approximately $12.9 million, including accrued interest, if we terminated these agreements. Our interest rate exchange agreements are scheduled to expire in the amounts of $500 million, $200 million and $100 million during the years ended December 31, 2006, 2007 and 2009, respectively.
          The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2005 (all dollars in thousands). See Note 8 to our consolidated financial statements.

			Bank Credit	Capital Lease
	Senior Notes		Facilities	Obligations	Total
Expected Maturity:
January 1, 2006 to December 31, 2006	$172,500	(1)	$48,000	$2,270	$222,770
January 1, 2007 to December 31, 2007	—		70,500	1,092	71,592
January 1, 2008 to December 31, 2008	—		90,500	39	90,539
January 1, 2009 to December 31, 2009	—		117,000	—	117,000
January 1, 2010 to December 31, 2010	—		84,500	—	84,500
Thereafter	1,225,000		1,248,250	—	2,473,250

Total	$1,397,500		$1,658,750	$3,401	$3,059,651

Fair Value	$1,389,713		$1,658,750	$3,401	$3,051,864

Weighted Average Interest Rate	9.1%		6.2%	3.1%	7.5%

(1)	Represents convertible senior notes due July 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders of Mediacom Communications Corporation:
We have completed integrated audits of Mediacom Communication Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,281	$23,875
Investments	—	1,987
Accounts receivable, net of allowance for doubtful accounts of $3,078 and $3,659, respectively	63,845	58,253
Prepaid expenses and other current assets	23,046	12,757
Deferred tax asset	2,782	7,024

Total current assets	106,954	103,896
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,229,738 and $1,040,289, respectively	1,453,588	1,443,090
Franchise rights, net of accumulated amortization of $140,947	1,803,971	1,803,971
Goodwill, net of accumulated amortization of $3,232	221,382	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $157,755 and $154,919, respectively	13,823	16,757
Total investment in cable television systems	3,492,764	3,485,200
Other assets, net of accumulated amortization of $24,617 and $25,266, respectively	49,780	46,559

Total assets	$3,649,498	$3,635,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$270,137	$261,223
Deferred revenue	41,073	38,707
Current portion of long-term debt	222,770	42,700

Total current liabilities	533,980	342,630
Long-term debt, less current portion	2,836,881	2,966,932
Deferred tax liabilities	200,090	7,024
Other non-current liabilities	19,440	25,557

Total liabilities	3,590,391	3,342,143

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,280,535 shares issued and 88,050,009 shares outstanding as of December 31, 2005 and 92,978,134 shares issued and 90,399,198 shares outstanding as of December 31, 2004	933	930
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,336,939 and 27,336,939 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	274	274
Deferred compensation	(4,857)	—
Additional paid-in capital	990,584	983,417
Accumulated deficit	(901,191)	(678,963)
Treasury stock, at cost, 5,230,526 and 2,578,936 shares of Class A common stock, as of December 31, 2005 and December 31, 2004, respectively	(26,636)	(12,146)

Total stockholders’ equity	59,107	293,512

Total liabilities and stockholders’ equity	$3,649,498	$3,635,655

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$1,098,822	$1,057,226	$1,004,889

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $220,567, $217,262 and $273,307, respectively, shown Separately below)	438,768	407,875	383,012
Selling, general and administrative expenses	232,514	216,394	198,943
Corporate expenses	22,287	19,276	17,237
Depreciation and amortization	220,567	217,262	273,307

Operating income	184,686	196,419	132,390

Interest expense, net	(208,264)	(192,740)	(190,199)
Loss on early extinguishment of debt	(4,742)	—	—
Gain on derivatives, net	12,555	16,125	9,057
Gain (loss) on sale of assets and investments, net	2,628	5,885	(1,839)
Other expense, net	(11,829)	(12,061)	(11,460)

(Loss) income before provision for income taxes	(24,966)	13,628	(62,051)
Provision for income taxes	(197,262)	(76)	(424)

Net (loss) income	$(222,228)	$13,552	$(62,475)

Basic weighted average shares outstanding	117,194	118,534	118,627
Basic (loss) earnings per share	$(1.90)	$0.11	$(0.53)
Diluted weighted average shares outstanding	117,194	118,543	118,627
Diluted (loss) earnings per share	$(1.90)	$0.11	$(0.53)
The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(All dollar amounts in thousands)

	Class A	Class B	Additional
	Common	Common	Paid-In	Accumulated	Treasury	Deferred
	Stock	Stock	Capital	Deficit	Stock	Compensation	Total
Balance, December 31, 2002	$911	$290	$981,343	$(630,040)	$(5,963)	$—	$346,541
Net loss	—	—	—	(62,475)	—	—	(62,475)
Issuance of common stock in employee stock purchase plan	1	—	1,047	—	—	—	1,048
Transfer of stock	1	(1)	—	—	—	—	—

Balance, December 31, 2003	$913	$289	$982,390	$(692,515)	$(5,963)	$—	$285,114
Net income	—	—	—	13,552	—	—	13,552
Issuance of common stock in employee stock purchase plan	2	—	1,027	—	—	—	1,029
Transfer of stock	15	(15)	—	—	—	—	—
Treasury stock, at cost	—	—	—	—	(6,183)	—	(6,183)

Balance, December 31, 2004	$930	$274	$983,417	$(678,963)	$(12,146)	$—	$293,512

Net loss	—	—	—	(222,228)	—	—	(222,228)
Issuance of common stock in employee stock purchase plan	3	—	977	—	—	—	980
Issuance of restricted stock units,							—
net of forfeitures	—	—	6,190	—	—	(6,190)	—
Amortization of deferred compensation	—	—	—	—	—	1,333	1,333
Treasury stock, at cost	—	—	—	—	(14,490)	—	(14,490)

Balance, December 31, 2005	$933	$274	$990,584	$(901,191)	$(26,636)	$(4,857)	$59,107

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(222,228)	$13,552	$(62,475)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	220,567	217,262	273,307
Gain on derivatives, net	(12,555)	(16,125)	(9,057)
(Gain) loss on sale of assets and investments, net	(2,628)	(5,885)	1,839
Loss on early extinguishment of debt	4,742	—	—
Amortization of deferred financing costs	8,613	8,725	6,696
Amortization of deferred compensation	1,333	—	—
Deferred income taxes	197,306	780	748
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(5,592)	(1,043)	(501)
Prepaid expenses and other current assets	(3,053)	457	(3,951)
Accounts payable and accrued expenses	(6,722)	6,961	(2,620)
Deferred revenue	2,366	2,073	10,372
Other non-current liabilities	(3,054)	(2,146)	(7,458)

Net cash flows provided by operating activities	179,095	224,611	206,900

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(228,216)	(181,362)	(231,505)
Acquisition of cable television systems	—	(3,372)	(7,374)
Proceeds from sale of assets and investments	4,616	10,556	15,409
Other investing activities	—	(3,246)	2,026

Net cash flows used in investing activities	(223,600)	(177,424)	(221,444)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
New borrowings	849,750	247,872	302,594
Repayment of debt	(799,731)	(289,732)	(279,348)
Redemption of senior notes	(202,834)	—	—
Issuance of senior notes	200,000	—	—
Repurchases of Class A common stock	(14,490)	(6,183)	—
Proceeds from issuance of common stock in employee stock purchase plan	954	1,029	1,048
Financing costs	(11,845)	(8,147)	(520)
Other financing activities — book overdrafts	16,107	6,034	(14,639)

Net cash flows provided by (used in) financing activities	37,911	(49,127)	9,135

Net decrease in cash and cash equivalents	(6,594)	(1,940)	(5,409)
CASH AND CASH EQUIVALENTS, beginning of period	23,875	25,815	31,224

CASH AND CASH EQUIVALENTS, end of period	$17,281	$23,875	$25,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	205,411	186,835	196,253

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed through capital leases	$—	$—	$9,036

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Organization
          Mediacom Communications Corporation (“MCC,” and collectively with its direct and indirect subsidiaries, the “Company”) was organized in November 1999 and is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2005, the Company was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.
(2) Liquidity and Capital Resources
          The Company has a significant level of debt and interest expense obligations. The majority of the Company’s debt that matures during the next twelve months consists of $172.5 million of convertible notes due July 1, 2006. Although the Company has not yet determined how it will satisfy that obligation, several alternatives may be available, including the repayment of the notes with availability under the Company’s subsidiary credit facilities. As of December 31, 2005, the Company had unused revolving credit commitments of $871.2 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of its debt arrangements.
(3) Summary of Significant Accounting Policies
     Basis of Preparation of Consolidated Financial Statements
          The consolidated financial statements include the accounts of MCC and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include assessment and valuation of intangibles, accounts receivable allowance, useful lives of property, plant and equipment, and the recognition and measurement of income tax assets and liabilities. Actual results could differ from those and other estimates.
     Revenue Recognition
          Revenues from video, data and phone services are recognized when the services are provided to the customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of its franchise agreements, the Company is required to pay local franchising authorities up to 5% of its gross revenues derived from providing cable services. The Company normally passes these fees through to its customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.
     Allowance for Doubtful Accounts
          The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information.
          During the year ended December 31, 2005, the Company revised its estimate of probable losses in the accounts receivable of its advertising business to better reflect historical experience. The change in the estimate of probable

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses resulted in a benefit to the consolidated statement of operations of $0.9 million or approximately $0.01 per share for year ended December 31, 2005.
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
          The Company capitalizes improvements that extend asset lives and expenses repairs and maintenance as incurred. At the time of retirements, write-offs, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains or losses are included in depreciation and amortization expense in the consolidated statement of operations.
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
     Capitalized Software Costs
          The Company accounts for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
application development stage to purchase and implement the software that will be used in the Company’s telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over its respective estimated useful life of 10 years. During the year ended December 31, 2005 and 2004, the Company capitalized approximately $1.9 million and $3.6 million, respectively of software development costs.
     Marketing and Promotional Costs
          Marketing and promotional costs are expensed as incurred and were $26.9 million, $23.7 million and $20.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Intangible Assets
          In accordance with FASB No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. The Company has determined that its cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
          Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.8 million, $11.1 million, and $14.9 million, respectively. The Company’s estimated aggregate amortization expense for 2006 through 2010 and beyond are $2.1 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $3.4 million, respectively.
          The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2005, the company held 1,381 franchises in areas located throughout the United States. The Company acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting.
          The Company has assessed the value of franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company considers the guidance contained in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” whereby the Company considers assumptions, such as future cash flow expectations and other future benefits related to the intangible assets, when measuring the fair value of each cable systems other net assets. If the determined fair value of the Company’s franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of the assets.
          Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. The Company completed its annual impairment test as of October 1, 2005, which reflected no impairment of franchise rights and goodwill.
     Other Assets
          Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs are deferred and amortized as other expense and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.

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
     Accounting for Derivative Instruments
          The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. The Company enters into interest rate exchange agreements to fix the interest rate on a portion of its variable interest rate debt to reduce the potential volatility in its interest expense that would otherwise result from changes in market interest rates. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of its consolidated balance sheet. The Company’s accounting policies for these instruments are based on whether they meet its criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. The Company has no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.
     Accounting for Asset Retirement
          The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviewed its asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as the Company’s rights-of-way under franchise agreements. Certain of the Company’s franchise agreements and leases contain provisions that require restoration or removal of equipment if the franchises or leases are not renewed. Based on historical experience, the Company expects to renew its franchise agreements. In the unlikely event that any franchise agreement is not expected to be renewed, the Company would record an estimated liability. However, in determining the fair value of the Company’s asset retirement obligation, consideration will be given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.
          Upon adoption of SFAS No. 143, the Company determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The Company initially recorded a $7.8 million asset in property, plant and equipment and a corresponding liability of $7.8 million. As of December 31, 2005 and 2004, the corresponding asset, net of accumulated amortization, was $4.2 million and $4.8 million, respectively.
     Accounting for Long-Lived Assets
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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commensurate with the risk involved. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.
     Programming Costs
          The Company has various fixed-term carriage contracts to obtain programming for its cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. Programming costs are recognized when the Company distributes the related programming. These programming costs are usually payable each month based on calculations performed by the Company and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to the Company’s total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, the Company defers them within non-current liabilities in its consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.
     Income Taxes
          The Company accounts for income taxes using the liability method as stipulated by SFAS No. 109, “Accounting for Income Taxes.” This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and anticipated benefit of utilizing net operating loss carryforwards.
          In evaluating the Company’s ability to recover its deferred tax assets and net operating loss carryforwards, the Company assesses all available positive and negative evidence including recent performance, the scheduled reversal of deferred tax liabilities, forecasts of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income, the Company uses assumptions that require significant judgment and are consistent with the estimates used to manage the business. At December 31, 2005, the Company recorded a net deferred tax asset valuation allowance of approximately $429.5 million. The Company will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. Should there be a sufficient change in the Company’s assessment of its ability to recover its deferred tax assets, the Company will adjust its valuation allowance accordingly.
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
     Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS No. 123R, “Amendment of Statement 123 on Share-Based Payment.” SFAS No. 123R is supplemented by SEC Staff Accounting Bulletin (“SAB”) No. 107, "Share-Based Payment.” SAB No. 107 expresses the SEC staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements. SFAS No. 123R requires companies to expense the value of employee stock options, stock granted through the employee stock purchase program and similar awards. Pro forma disclosure is no longer an alternative. We will adopt SFAS No. 123R using the modified prospective method effective January 1, 2006. On the effective date of SFAS 123R, compensation costs will be recognized (i) for all share-based payments granted after the effective date and (ii) for all

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
awards granted prior to the effective date that remain unvested. We expect that the adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations and earnings per share.
          In March 2005, the FASB issued FIN 47 as an interpretation of SFAS No. 143, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has not had a material impact on the Company’s financial position or results of operations.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective no later than the end of fiscal years ending after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The Company’s consolidated financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements a voluntary change in accounting principle or correct accounting errors in future periods.
(4) Earnings per Share
          The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potentially dilutive securities include common shares which may be issued upon exercise of its stock options, conversion of convertible senior notes or vesting of restricted stock units. Diluted earnings per share excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of the Company’s Class A common stock during the period.
          For the year ended December 31, 2005, the Company generated net losses and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the year ended December 31, 2005, the calculation of diluted loss per share excludes 1.2 million potential common shares related to the Company’s stock options and restricted stock units and 9.2 million potential common shares related to the Company’s convertible senior notes.
          For the year ended December 31, 2004, the calculation of diluted earning per share excludes 9.2 million potential common shares related to the Company’s convertible senior notes because the inclusion of the potential common shares would have been anti-dilutive. For the year ended December 31, 2004, diluted weighted average common shares includes approximately 9,500 potential common shares assuming the exercise of stock options.
          For the year ended December 31, 2003, the Company generated net losses and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the year ended December 31, 2003, the calculation of diluted loss per share excludes 111,000 potential common shares related to the Company’s stock options and 9.2 million potential common shares related to the Company’s convertible senior notes.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table reconciles the numerator and denominator of the computations of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands, except per share amounts):

	2005			2004			2003
	Net		Loss	Net		Earnings	Net		Loss
	Loss	Shares	Per Share	Income	Shares	Per Share	Loss	Shares	Per Share
Basic (loss) earnings per share	$(222,228)	117,194	$(1.90)	$13,552	118,534	$0.11	$(62,475)	118,627	$(0.53)
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	9	—	—	—	—

Diluted (loss) earnings per share	$(222,228)	117,194	$(1.90)	$13,552	118,543	$0.11	$(62,475)	118,627	$(0.53)

(5) Property, Plant and Equipment
          As of December 31, 2005 and 2004, property, plant and equipment consisted of (dollars in thousands):

	2005	2004
Land and land improvements	$7,149	$7,089
Buildings and leasehold improvements	40,653	39,898
Cable systems, equipment and subscriber devices	2,531,840	2,342,220
Vehicles	64,729	60,754
Furniture, fixtures and office equipment	38,955	33,417

	2,683,326	2,483,379
Accumulated depreciation	(1,229,738)	(1,040,289)

Property, plant and equipment, net	$1,453,588	$1,443,090

          Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $217.7 million, $206.2 million, and $258.4 million, respectively. As of December 31, 2005 and 2004 the Company had property under capitalized leases of $10.1 million and $10.1 million, respectively, before accumulated depreciation, and $5.3 million and $7.4 million, respectively, net of accumulated depreciation. During the years ended December 31, 2005 and 2004, the Company incurred gross interest costs of $212.0 million and $195.7 million, respectively of which $3.8 million and $3.0 million was capitalized. See Note 2 to our consolidated financial statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Accounts Payable and Accrued Expenses
          Accounts payable and accrued expenses consist of the following as of December 31, 2005 and December 31, 2004 (dollars in thousands):

	December 31,	December 31,
	2005	2004
Accounts payable	$6,329	$14,097
Book overdrafts (1)	26,330	10,223
Accrued interest	65,282	61,910
Accrued payroll and benefits	25,824	24,314
Accrued programming costs	52,807	62,049
Accrued property, plant and equipment	14,839	18,261
Accrued taxes and fees	30,617	27,777
Other accrued expenses	48,109	42,592

	$270,137	$261,223

(1)	Book overdrafts represent outstanding checks in excess of funds on deposit at the Company’s disbursement accounts.
(7) Debt
          As of December 31, 2005 and 2004, debt consisted of (dollars in thousands):

	2005	2004
Bank credit facilities	$1,658,750	$1,606,500
8 1/2% senior notes due 2008	—	200,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
11% senior notes due 2013	400,000	400,000
8 1/2% senior notes due 2015	200,000	—
5 1/4% convertible senior notes due 2006	172,500	172,500
Capital lease obligations	3,401	5,632

	3,059,651	3,009,632
Less: Current portion	222,770	42,700

Total long-term debt	$2,836,881	$2,966,932

     Bank Credit Facilities
          In October 2004, the operating subsidiaries of Mediacom LLC, one of the Company’s two principal subsidiaries, refinanced their two credit facilities with a new $1.15 billion senior secured credit facility (the “LLC credit facility”). The LLC credit facility consists of a revolving credit facility (the “LLC revolver”) with a $400.0 million revolving credit commitment, a $200.0 million term loan (the “LLC term loan A”) and a $550.0 million term loan (the “LLC term loan B”). The LLC revolver expires on September 30, 2011 and its commitment amount is not subject to scheduled reductions prior to maturity. The LLC term loan A matures on September 30, 2012 and beginning on March 31, 2008 will be subject to quarterly reductions ranging from 2.50% to 9.00% of the original amount. The LLC term loan B matures on March 31, 2013 and will be subject to quarterly reductions of 0.25% from March 31, 2005 to December 31, 2012, and 92.00% on maturity, of the original amount.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005, the maximum commitment available under the LLC revolver was $400.0 million and the revolver had an outstanding balance of $98.0 million. As of the same date, the LLC term loans A and B had outstanding balances of $200.0 million and $544.5 million, respectively.
          The credit agreement of the LLC credit facility (the “LLC credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 1/2% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding LLC revolver and LLC term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.00% or the base rate plus a floating percentage ranging from 0% to 1.00%. Interest on the LLC term loan B is payable at either the Eurodollar rate plus 2.25% or the base rate plus 1.25%. For the year ended December 31, 2006, the LLC term loan B will be reduced by $5.5 million or 1.00% of the original amount.
          The operating subsidiaries of Mediacom Broadband LLC, the Company’s other principal subsidiary, maintain a $1.4 billion senior secured credit facility (the “Broadband credit facility”), consisting of a revolving credit facility (the “Broadband revolver”), a $300 million term loan A (the “Broadband term loan A”) and a $500 million term loan B (the “Broadband term loan B”). In October 2005, the Company amended the revolving credit portion of its senior secured credit facility: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the of the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. The Broadband term loan A matures on February 1, 2014 and, beginning on September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original amount. The new Broadband term loan B matures on February 1, 2014 and is subject to quarterly reductions of 0.25% from June 30, 2005 to December 31, 2013, and 91.25% on maturity of the original amount. In May 2005, the operating subsidiaries of Mediacom Broadband LLC refinanced the term loan B. As of December 31, 2005, the maximum commitment available under the Broadband revolver was $644.4 million and the revolver had an outstanding balance of $56.0 million, the Broadband term loan A and B had outstanding balances of $264.0 million and $496.3 million.
          The Broadband credit agreement provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding Broadband revolver and Broadband term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the Broadband term loan B is payable at either the Eurodollar rate plus 2.00% or the base rate plus 1.00%.
          For the year ended December 31, 2006, the maximum commitment amount under the portion of the Broadband revolver subject to reduction will be reduced by $30.4 million or 12.5% of the original commitment amount, the outstanding debt under the Broadband term loan A will be reduced by $37.5 million or 12.5% of the original amount, and the Broadband term loan B will be reduced by $5.0 million or 1.0% of the original amount.
          The LLC and Broadband credit agreements require compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The credit agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the LLC and Broadband credit agreements as of and for all periods in the year ended December 31, 2005.
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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The average interest rate on debt outstanding under the LLC and Broadband credit agreements was 6.2% and 4.4% for the years ended December 31, 2005 and 2004, respectively, before giving effect to the interest rate exchange agreements discussed below. As of December 31, 2005, the Company had approximately $871.2 million of unused bank commitments under the LLC and Broadband credit agreements.
     Interest Rate Exchange Agreements
          The Company uses interest rate exchange agreements to fix the interest rate on its floating rate debt. As of December 31, 2005, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%, plus the average applicable margin over the Eurodollar rate option under the Company’s bank credit agreements. Under the terms of the interest rate exchange agreements, the Company is exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of its counterparties, which are major banking firms with investment grade ratings, the Company does not anticipate their nonperformance. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $500 million, $200 million and $100 million during the years ended December 31, 2006, 2007 and 2009, respectively.
          The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. At December 31, 2005, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $12.9 million, of which $13.0 million is a component of prepaid and other assets and non-current other assets, and a derivative liability of $0.1 million, which is recorded in other non-current liabilities.
          As a result of the quarterly mark-to-market valuations of these interest rate swaps, the Company recorded a gain on derivative instruments amounting to $12.6 million and $16.1 million for the years ended December 31, 2005 and 2004, respectively.
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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
incurrence of indebtedness, distributions, mergers and assets sales and has cross-default provisions related to other debt of Mediacom Broadband.
          On April 15, 2005, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation redeemed all of its outstanding
8 1/2% Senior Notes due 2008 (the “Notes”). The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. The Company has recorded in its consolidated statement of operations for the nine months ended September 30, 2005 a loss on early extinguishment of debt of $4.7 million, representing $2.8 million of call premium and the write-off of $1.9 million of unamortized original issue discount and deferred financing costs. The Company funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of the Company’s credit facilities.
          On August 30, 2005, Mediacom Broadband LLC and its wholly-owned subsidiary, Mediacom Broadband Corporation, issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2 % Senior Notes due 2015”). The 8 1/2% Senior Notes due 2015 are unsecured obligations of Mediacom Broadband LLC, and the indenture for the 8 1/2% Senior Notes due 2015 stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The Company incurred approximately $7.1 million of financing costs associated with the issuance of the 8 1/2% Senior Notes due 2015, which included $3.3 million of original issue discount.
          Mediacom LLC and Mediacom Broadband LLC were each in compliance with the indentures governing their respective Senior Notes as of and for all periods in the year ended December 31, 2005.
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
     Fair Value and Debt Maturities
          The fair values of the Company’s bank credit facilities approximated their carrying values at December 31, 2005. As of December 31, 2005, the fair values of the Company’s Senior Notes and Convertible Senior Notes are as follows (dollars in thousands):

7 7/8% senior notes due 2011	$119,687
9 1/2% senior notes due 2013	482,500
11% senior notes due 2013	430,500
8 1/2% senior notes due 2015	186,250
5 1/4% convertible senior notes due 2006	170,775

$1,389,712

          The stated maturities of all debt outstanding as of December 31, 2005 are as follows (dollars in thousands):

2006	$222,770	(1)
2007	71,592
2008	90,539
2009	117,000
2010	84,500
Thereafter	2,473,249

	$3,059,650

(1)	Includes the maturity of the Company’s 5 1/4 % convertible senior notes due July 2006.

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
     Stock Repurchase Plans
          In May of 2000, the Board of Directors authorized a $50.0 million Class A stock repurchase program. During the periods ended December 31, 2002, 2004 and 2005, the company repurchased approximately 1.5 million, 1.0 million, and 2.7 million shares for an aggregate cost of $6.0 million, $6.2 million, and $14.5 million, respectively, at an average price per share of $3.88, $5.93 and $5.46 respectively. As of December 31, 2005, approximately $23.4 million remained available under the Class A stock repurchase program.
     Stock Option Plans
          In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or “2003 Plan”, which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other stock-based awards, in addition to annual incentive awards. The 2003 plan has 21,000,000 shares of common stock available for issuance in settlement of awards. As of December 31, 2005, under the 2003 plan, options for 13,399,855 shares had been granted, consisting of 5,250,963 shares of Class A common stock and 8,148,892 of Class B common stock.
          The following table summarizes information concerning stock option activity for the years ended December 31, 2005, 2004 and 2003:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2002	10,896,555	$18.47
Granted	1,009,000	7.93
Exercised	—	—
Forfeited	(162,240)	15.77

Outstanding at December 31, 2003	11,743,315	$18.12
Granted	217,000	8.12
Exercised	—	—
Forfeited	(306,185)	16.93

Outstanding at December 31, 2004	11,654,130	$17.92
Granted	580,000	5.91
Exercised	—	—
Forfeited	(7,322,615)	18.85

Outstanding at December 31, 2005	4,911,515	$15.03

          The Company had options exercisable on underlying shares amounting to 3,544,893, 10,412,513, and 9,885,115, with average prices of $16.23, $18.35, and $18.72 at December 31, 2005, 2004 and 2003, respectively. The weighted average fair value of options granted was $2.88, $3.89, and $3.82 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table summarizes information concerning stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
Range of	Outstanding at	Average	Weighted	Exercisable at	Weighted
Exercise	December 31,	Remaining	Average	December 31,	Average
Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price
$5.00 to $12.00	2,191,560	6.79 years	$8.18	923,069	$9.10
$12.01 to $18.00	497,405	5.27 years	17.06	406,724	17.08
18.01 to $22.00	2,222,550	4.09 years	19.01	2,215,100	19.00

	4,911,515	5.41 years	$13.98	3,544,893	$16.20

          The Company accounts for its stock option plans and employee stock purchase program under APB No. 25. Accordingly, no compensation expense has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS No. 148 requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and income (loss) per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 4.0%, 3.5% and 3.7% for the years ended December 31, 2005, 2004 and 2003, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation expense been recorded for the employee options under SFAS No. 148, the compensation expense would have been $3.4 million, $5.1 million, and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Employee Stock Purchase Plan
          The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A Common Stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 173,026, 172,531, and 191,335 in 2005, 2004 and 2003 respectively. The net proceeds to the Company were approximately $1.0 million for each of the years ended 2005, 2004 and 2003, respectively. Compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25. The weighted average fair value of all of the stock issued under the ESPP was estimated on the purchase date using the Black-Scholes model with the following assumptions: (i) discount rate equal to the six year bond rate on the stock purchase date; (ii) expected dividend yields of 0%; (iii) expected lives of six months; and (iv) expected volatility of 45%. Had compensation expense been recorded for the stock issued for the ESPP under SFAS No. 148, the compensation costs would have been approximately $317,000, $325,000, and $325,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Other Stock-based Compensation
          During the year ended December 31, 2005, the Company awarded 1,138,900 restricted stock units at a weighted average fair market value of $5.46 per share and a weighted average vesting period of 3.8 years. The Company initially recorded $6.2 million of intrinsic value related to the awards as deferred compensation and additional paid- in capital in its consolidated balance sheet. Compensation expense is being recognized over vesting period of the restricted stock unit awards. The Company recorded compensation expense of $1.3 million for the year ended December 31, 2005. As of December 31, 2005, 6,600 restricted stock units were forfeited.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, MCC’s net (loss) income and basic and diluted (loss) earnings per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows (dollars in thousands, except per share data):

	For the years ended December 31,
	2005	2004	2003
Net (loss) income, as reported	$(222,228)	$13,552	$(62,475)
Add: Total stock-based compensation expense included in net loss (income) as reported above	1,333
Deduct: Total stock based compensation expense determined under fair value based method of all awards	(5,024)	(5,459)	(4,938)

Pro forma, net (loss) income	$(225,919)	$8,093	$(67,413)

Basic and diluted (loss) earnings per share:
As reported	$(1.90)	$0.11	$(0.53)

Pro forma	$(1.93)	$0.07	$(0.57)

(9) Income Tax
          Income tax expense relates to minimum state and local taxes and capital taxes that the Company is required to pay in certain jurisdictions. The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

	2005	2004	2003
Tax (benefit) provision at the United States statutory rate	$(8,738)	$4,770	$(21,718)
State taxes, net of federal tax benefit	9,836	49	276
Valuation allowance	195,667	(4,750)	21,697

Permanent items and other	497	7	169

Total income tax expense	$197,262	$76	$424

     For the year ended December 31, 2005, total income tax expense differed from the tax benefit at the U.S. statutory rate primarily due to an increase in the valuation allowance against certain deferred tax assets (see below). State tax expense primarily represents the change in the state valuation allowance.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The Company’s net deferred tax liability consists of the following (dollars in thousands):

	2005	2004
Current deferred tax assets:
Unrealized loss on investments	$—	$5,600
Accrued liabilities	5,999	3,891
Allowance for doubtful accounts	1,204	1,442

Total current deferred tax assets	7,203	10,933
Less: Valuation allowance	(4,421)	(3,909)

Current deferred tax assets, net	$2,782	$7,024

Long-term deferred tax assets:
Net operating losses	671,955	595,293
Capital loss	11,254	5,653
Other assets	9,384	11,171
Valuation allowance	(425,059)	(218,863)

Long-term deferred tax assets, net	$267,534	$393,254
Long-term deferred tax liabilities:
Investment in cable television systems	467,624	400,278

Long-term deferred tax liabilities, net	$200,090	$7,024

          As of December 31, 2005 and 2004, the Company had deferred tax assets of $699.8 million and $623.1 million, respectively, with valuation allowances of $429.5 million and $222.8 million, respectively. Most of the deferred tax assets relate to pre-tax net operating loss carryforwards for federal and state purposes. These net operating loss carryforwards had a balance of approximately $1.7 billion and $1.5 billion as of December 31, 2005 and 2004, respectively, and if not utilized will expire in the years 2020 through 2025.
          SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company periodically assesses the likelihood of realization of its deferred tax assets considering all available evidence, both positive and negative, including its most recent performance, the scheduled reversal of deferred tax liabilities, its forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods, the Company has established valuation allowances on a portion of its deferred tax assets due to the uncertainty surrounding the realization of these assets.
          During the fourth quarter of 2005, based on the Company’s assessment of the facts and circumstances, the Company concluded that an additional portion of its deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard of SFAS No. 109. As a result, in the fourth quarter of 2005, the Company increased its valuation allowance by $197.3 million and recognized a corresponding non-cash charge to income tax expense. This amount represents the portion of deferred tax liabilities related to the basis difference of the Company’s indefinite-lived intangible assets. The Company’s assessment of the facts and circumstances took into account its losses before income taxes in 2005, the reduced likelihood of future taxable income and the limited availability of prudent tax planning strategies.
          The Company expects to continue to increase its valuation allowance for any increase in the deferred tax liabilities relating to certain goodwill and indefinite-lived intangible assets. The Company will adjust its valuation allowance if it assesses that there is sufficient change in its ability to recover its deferred tax assets. The Company’s income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on the Company’s future earnings. In the event of a change in control, the Company’s net operating losses would be subject to Internal Revenue Code Section 382 limitations.

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
          One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the years ended December 31, 2005, 2004 and 2003, the Company paid this law firm approximately $0.9 million, $0.8 million and $1.0 million, respectively, for services performed.
(11) Employee Benefit Plans
          Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $2.1 million, $2.0 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(12) Commitments and Contingencies
     Lease and Rental Agreements
          Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $4.8 million, $4.4 million, and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2006	$3,841
2007	3,190
2008	2,263
2009	1,774
2010	1,443
Thereafter	3,955

$16,466

          In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $10.0 million, $9.6 million and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Letters of Credit
          As of December 31, 2005, approximately $19.2 million of letters of credit were issued to various parties to secure the Company’s performance relating to insurance and franchise requirements. The fair value of such letters of credit was not material.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Legal Proceedings
          The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.
(13) Hurricane Losses in 2004 and 2005
          In July and August 2005, Hurricanes Dennis and Katrina impacted the Company’s systems in Alabama, Florida and Mississippi, initially affecting about 45,000 and 55,000 basic subscribers, respectively. The Company estimated that these hurricanes resulted in the loss of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As a result, for the year ended December 31, 2005, the Company: (i) recorded revenues that reflected $0.6 million of service interruption credits issued to customers, $2.1 million of lost revenues from customers whose homes were destroyed or otherwise rendered uninhabitable and $0.4 million of lost revenues in the advertising sales business; (ii) incurred additional service costs of approximately $0.9 million to cover the repair of the Company’s facilities, including increased employee and outside contractor costs; (iii) incurred additional selling, general and administrative costs of approximately $0.3 million related to additional customer service employee costs required to support customers’ needs; and (iv) recorded an increase in depreciation expense of $1.3 million due to the impairment of cable plant and equipment. In addition, the Company spent $5.3 million of capital expenditures to replace or rebuild property, plant and equipment damaged by these hurricanes during year ended December 31, 2005.
          In September 2004, Hurricane Ivan impacted the Company’s systems in Alabama, Florida and Mississippi. As a result, for the year ended December 31, 2004, the Company: (i) recorded revenues net of $2.9 million of service interruption credits issued to customers; (ii) incurred additional service costs of approximately $0.9 million; (iii) incurred additional selling, general and administrative costs of approximately $0.3 million; (iv) recorded an increase in depreciation expense of $2.1 million due to the impairment and disposals of cable plant and equipment; and (v) spent approximately $8.1 million of capital expenditures to replace or rebuild property, plant and equipment. In addition the Company had capital expenditures of approximately $8.1 and $1.0 million in 2004 and 2005, respectively to replace or rebuild property, plant and equipment damaged by Hurricane Ivan.
          The Company estimates that after December 31, 2005 it may spend an additional $2.2 million to rebuild the remainder of its damaged cable plant and other property and equipment, assuming the complete recovery of the affected communities, although it cannot be certain about the timing of such spending.
          The Company is insured against certain losses related to the hurricane, subject to varying deductible amounts. The Company cannot estimate at this time the amounts that will be ultimately recoverable under its insurance policies. During the fourth quarter of 2005, the Company received $400,000 of insurance proceeds related to claims from Hurricane Ivan.
(16) Sale of Assets and Investments
          The Company recorded a net gain on sale of investments amounting to $2.6 million and $5.9 million for the years ended December 31, 2005 and 2004, respectively. The net gain for 2005 was due to the sale of the Company’s investment in American Independence Corporation common stock. The net gain on sale of assets and investments for the year ended December 31, 2004 was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.6 million.
(17) Subsequent Events
          In February 2006, the Board of Directors authorized a new $50.0 million Class A stock repurchase program. This is in addition to the $23.4 million remaining as of December 31, 2005, under the $50 million program authorized in 2000.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Selected Quarterly Financial Data (all dollar amounts in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(unaudited)
2005
Revenues	$266,244	$277,332	$274,959	$280,287
Operating income	45,049	51,766	45,161	42,710
Net loss income	(841)	(5,989)	(2,731)	(212,667)
Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.02)	$(1.82)
Basic weighted average common shares outstanding	117,861	117,488	116,864	116,580
Diluted weighted average common shares outstanding	117,861	117,488	116,864	116,580
2004
Revenues	$263,439	$267,599	$261,025	$265,163
Operating income	51,564	52,932	42,876	49,047
Net (loss) income	(5,739)	30,129	(12,807)	1,969
Basic and diluted net (loss) income per share	$(0.05)	$0.25	$(0.11)	$0.02
Basic weighted average common shares outstanding	118,723	118,806	118,523	118,088
Diluted weighted average common shares outstanding	118,723	128,065	118,523	118,088
2003
Revenues	$242,775	$252,194	$251,107	$258,813
Operating income	19,029	21,400	44,134	47,827
Net (loss) income	(33,366)	(38,158)	1,937	7,112
Basic and diluted net (loss) income per share	$(0.28)	$(0.32)	$0.02	$0.06
Basic weighted average common shares outstanding	118,525	118,632	118,633	118,717
Diluted weighted average common shares outstanding	118,525	118,632	118,698	118,753

Schedule II
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(All dollar amounts in thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning of	costs	other	costs	other	Balance at
	period	and expenses	accounts	and expenses	accounts	end of period
December 31, 2003
Allowance for doubtful accounts
Current receivables	$3,789	$6,477	$—	$6,742	$—	$3,524
Valuation allowance
Deferred tax assets	$224,101	$4,100	$—	$—	$—	$228,201

December 31, 2004
Allowance for doubtful accounts
Current receivables	$3,524	$1,658	$347	$1,870	$—	$3,659
Valuation allowance
Deferred tax assets	$228,201	$—	$—	$5,429	$—	$222,772

December 31, 2005
Allowance for doubtful accounts
Current receivables	$3,659	$1,622	$—	$1,831	$372	$3,078
Valuation allowance
Deferred tax assets	$222,772	$206,708	$—	$—	$—	$429,480

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A. CONTROLS AND PROCEDURES
          Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
          There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2005, our company’s internal control over financial reporting was effective.
          Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
ITEM 9B. OTHER INFORMATION
     None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information called for by Item 10 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report and in “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our proxy statement relating to the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
          Information called for by Item 11 is set forth under the heading “Executive Compensation” in our Proxy Statement, which information is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings “Report of the Compensation Committee” and the “Performance Graph” in our Proxy Statement is not incorporated by reference.

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
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
(b) Exhibits
          The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Mediacom Communications Corporation (1)

3.2	By-laws of Mediacom Communications Corporation (1)

4.1	Form of certificate evidencing share of Class A common stock(1)

4.2	Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation (2)

4.3	Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation (3)

4.4 (a)	Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation (4)

4.4 (b)	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 11% senior notes due 2013 of Mediacom Broadband LLC and Mediacom Broadband Corporation.(5)

4.5 (a)	Indenture relating to 5.25% Convertible Senior Note due 2006 (6)

4.5 (b)	Indenture Supplement No. 1, dated as of August 6, 2002, to the Indenture relating to 5.25% convertible senior notes due 2006 of the Company. (5)

4.6	Indenture relating to 8 1/2% senior notes due 2015 of Mediacom LLC and Mediacom Capital Corporation (6)

10.1	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.(8)

10.2 (a)	Amendment and Restatement, dated December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.(9)

10.2 (b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JP Morgan Chase Bank, as administrative agent for the lenders.(10)

10.3*	Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc. (1)

10.4	Fifth Amended and Restated Operating Agreement of Mediacom LLC (11)

10.5	Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC (4)

10.6	2001 Employee Stock Purchase Plan (12)

10.7*	2003 Incentive Plan (13)

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Mediacom Communications Corporation(14)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(c) Financial Statement Schedule
     The financial statement schedule – Schedule II – Valuation and Qualifying Accounts – is part of this Form 10-K and is on page 96.

*	Compensatory Plan

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-85893) of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to Amendment No. 1 of the Current Report on Form 8-K, dated June 22, 2001, of Mediacom Communications Corporation and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

(11)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

(12)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

(13)	Filed as Exhibit A to the definitive Proxy Statement of Mediacom Communications Corporation filed with the SEC on April 30, 2003 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Communications Corporation
March 15, 2006	By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2006

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President, Chief Financial Officer, and Director (principal financial officer and principal accounting officer)	March 15, 2006

/s/ William S. Morris III William S. Morris III	Director	March 15, 2006

/s/ Craig S. Mitchell Craig S. Mitchell	Director	March 15, 2006

/s/ Thomas V. Reifenheiser Thomas V. Reifenheiser	Director	March 15, 2006

/s/ Natale S. Ricciardi Natale S. Ricciardi	Director	March 15, 2006

/s/ Robert L. Winikoff Robert L. Winikoff	Director	March 15, 2006