Form 10-Q
period 2006-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2006-05-10
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

☑ Yes	☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No

As of April 28, 2006, there were 84,163,532 shares of Class A common stock and 27,073,628 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2006

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1.	FINANCIAL STATEMENTS

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands, except share amounts)
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,881	$17,281
Accounts receivable, net of allowance for doubtful accounts of $2,639 and $3,078, respectively	58,309	63,845
Prepaid expenses and other current assets	25,783	23,046
Deferred tax asset	2,782	2,782
Total current assets	107,755	106,954
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,276,388 and $1,229,738, respectively	1,449,608	1,453,588
Franchise rights, net of accumulated amortization of $140,947	1,803,971	1,803,971
Goodwill, net of accumulated amortization of $3,232	221,382	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $158,278 and $157,755, respectively	13,300	13,823
Total investment in cable television systems	3,488,261	3,492,764
Other assets, net of accumulated amortization of $26,307 and $24,617 respectively	46,405	49,780

Total assets	$3,642,421	$3,649,498

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$251,499	$270,137
Deferred revenue	43,714	41,073
Current portion of long-term debt	228,412	222,770

Total current liabilities	523,625	533,980
Long-term debt, less current portion	2,865,678	2,836,881
Deferred tax liabilities	232,157	200,090
Other non-current liabilities	19,455	19,440

Total liabilities	3,640,915	3,590,391
Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,402,352 shares issued and 84,300,221 shares outstanding as of March 31, 2006 and 93,280,535 shares issued and 88,050,009 shares outstanding as of December 31, 2005	934	933
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,336,939 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	274	274
Additional paid-in capital	987,342	990,584
Deferred compensation	-	(4,857)
Accumulated deficit	(938,399)	(901,191)
Treasury stock, at cost, 9,102,131 and 5,230,526 shares of Class A common stock, as of March 31, 2006 and December 31, 2005, respectively	(48,645)	(26,636)
Total stockholders' equity	1,506	59,107
Total liabilities and stockholders' equity	$3,642,421	$3,649,498

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$289,348	$266,244

Costs and expenses:
Service costs (exclusive of depreciation and amortization of $53,717 and $53,925, respectively, shown separately below)	118,523	106,344
Selling, general and administrative expenses	58,428	55,652
Corporate expenses	5,984	5,274
Depreciation and amortization	53,717	53,925

Operating income	52,696	45,049

Interest expense, net	(55,652)	(51,274)
Gain on derivatives, net	515	8,070
Other expense	(2,641)	(2,696)

Loss before (provision for) benefit from income taxes	(5,082)	(851)
(Provision for) benefit from income taxes	(32,126)	10

Net loss	$(37,208)	$(841)

Weighted average shares outstanding	113,529	117,861
Basic and diluted loss per share	$(0.33)	$(0.01)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,208)	$(841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,717	53,925
Gain on derivatives, net	(515)	(8,070)
Amortization of deferred financing costs	1,690	1,662
Non-cash share-based compensation	1,155	151
Deferred income taxes	32,067	125
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	5,536	3,275
Prepaid expenses and other assets	(519)	(4,026)
Accounts payable and accrued expenses	(25,764)	(17,547)
Deferred revenue	2,641	1,181
Other non-current liabilities	15	(520)
Net cash flows provided by operating activities	32,815	29,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,619)	(54,789)
Net cash flows used in investing activities	(47,619)	(54,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	105,000	299,000
Repayment of debt	(70,561)	(281,669)
Proceeds from issuance of common stock in employee stock purchase plan	461	477
Other financing activities - book overdrafts	5,658	(10,223)
Repurchases of Class A common stock	(22,009)	-
Financing costs	(145)	(50)
Net cash flows provided by financing activities	18,404	7,535
Net increase (decrease) in cash and cash equivalents	3,600	(17,939)
CASH AND CASH EQUIVALENTS, beginning of period	17,281	23,875
CASH AND CASH EQUIVALENTS, end of period	$20,881	$5,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$78,620	$70,635

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Statement of Accounting Presentation and Other Information

Basis of Preparation of Unaudited Consolidated Financial Statements

Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements as of March 31, 2006 and 2005. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods, except for the adoption of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), as discussed in Note 8. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform to the current year’s presentation.

(2)	Liquidity and Capital Resources

The Company has a significant level of debt, interest expense obligations and liabilities in the normal course of business. The majority of the Company’s debt that matures during the next twelve months consists of $172.5 million of convertible notes due July 1, 2006. Although the Company has not yet determined how it will satisfy that obligation, several alternatives are available, including the repayment of the notes with availability under the Company’s subsidiary credit facilities. As of March 31, 2006, the Company had unused revolving credit commitments of $813.0 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of its debt arrangements.

(3)	Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, Amendment of FASB Statement No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS No. 133. SFAS No. 155 will be effective as of January 1, 2007 and the Company does not believe that the adoption will have a material impact on its consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No 140.” SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.

(4)	Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potentially dilutive securities include common shares which may be issued upon exercise of its stock options, conversion of convertible senior notes or vesting of restricted stock units. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of the Company’s Class A common stock during the period.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2006 and 2005, the Company generated net losses so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share.  Diluted loss per share for the three months ended March 31, 2006 and 2005, excludes approximately 10.8 million and 10.3 million, respectively, potential common shares related to the Company’s convertible senior notes and share-based compensation plans.

(5)	Property, Plant and Equipment

As of March 31, 2006 and December 31, 2005, property, plant and equipment consisted of (dollars in thousands):

	March 31, 2006	December 31, 2005

Land and land improvements	$7,149	$7,149
Buildings and leasehold improvements	40,844	40,653
Cable systems, equipment and subscriber devices	2,571,042	2,531,840
Vehicles	65,234	64,729
Furniture, fixtures and office equipment	41,727	38,955
	2,725,996	2,683,326
Accumulated depreciation	(1,276,388)	(1,229,738)
Property, plant and equipment, net	$1,449,608	$1,453,588

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005

Accounts payable	$12,655	$6,329
Book overdrafts(1)	32,056	26,330
Accrued interest	41,556	65,282
Accrued payroll and benefits	25,739	25,824
Accrued programming costs	50,246	52,807
Accrued property, plant and equipment	18,398	14,839
Accrued taxes and fees	25,132	30,617
Subscriber advance payments	11,063	10,096
Other accrued expenses	34,654	38,013
	$251,499	$270,137

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

(7)	Debt

As of March 31, 2006 and December 31, 2005, debt consisted of (dollars in thousands):

	March 31, 2006	December 31, 2005

Bank credit facilities	$1,693,750	$1,658,750
8½% senior notes due 2015	200,000	200,000
7⅞% senior notes due 2011	125,000	125,000
9½% senior notes due 2013	500,000	500,000
11% senior notes due 2013	400,000	400,000
5¼% convertible senior notes due 2006	172,500	172,500
Capital lease obligations	2,840	3,401
	$3,094,090	$3,059,651
Less: Current portion	228,412	222,770
Total long-term debt	$2,865,678	$2,836,881

Bank Credit Facilities

The average interest rates on outstanding debt under the bank credit facilities as of March 31, 2006 and 2005, were 6.6% and 4.8%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2006, the Company had unused credit commitments of approximately $813.0 million under its bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2006.

As of March 31, 2006, approximately $22.8 million letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Exchange Agreements

The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. The Company’s interest rate exchange agreements are scheduled to expire on the amounts of $500.0 million, $200.0 million and $100.0 million during the year ended December 31, 2006, 2007 and 2009, respectively. For the three months ended March 31, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $13.4 million, which is a component of prepaid and other non-current assets and a gain on derivatives of $0.5 million and $8.0 million for the three months ended March 31, 2006 and 2005, respectively.

(8)	Stockholder’s Equity

Stock Repurchase Plans

In February 2006, the Board of Directors authorized an additional $50.0 million stock repurchase program. During the three months ended March 31, 2006, the Company repurchased approximately 3.9 million shares for an aggregate cost of $22.0 million, at an average price per share of $5.68. As of March 31, 2006, approximately $51.4 million remains available under the Class A stock repurchase program.

Share-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”(SFAS No. 123) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in the Company’s pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under this method, prior periods are not restated and the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the Consolidated Statements of Operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-based Payment" (SAB No. 107), relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact of the Adoption of SFAS No. 123(R)

Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.7 million for the three months ended March 31, 2006. Compensation expense related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.

Total share-based compensation for the three month period ended March 31, 2006 was as follows (all dollar amounts in thousands except per share data):

Three Months Ended March 31, 2006
Share-based compensation expense by type of award:
Employee stock options	$575
Employee stock purchase plan	176
Restricted stock units	404

Total share-based compensation expense	1,155
Tax effect on stock-based compensation expense	-

Net effect on net loss	$(1,155)

Effect on loss per share:
Basic and diluted	$(0.01)

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $9.7 milion as of March 31, 2006, which will be recognized over a weighted average period of 2.8 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards. The Company has not yet adopted a method for calculating tax effects of share-based compensation pursuant to SFAS No. 123(R).

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss and loss per share would have been as follows for the three months ended March 31, 2005 (dollars in thousands, except per share data):

Three Months Ended March 31, 2005

Net loss as reported	$(841)
Add: Total share-based compensation expense included in net loss as reported above	151
Deduct: Total share-based compensation expense determined under fair value based method for all awards	(1,266)
Pro forma net loss	$(1,956)
Basic and diluted loss per share:
As reported	$(0.01)
Pro forma	$(0.02)

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valuation Assumptions

As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans Three Months Ended March 31,		Employee Stock Purchase Plans Three Months Ended March 31,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	55.3%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	3.4%	4.8%	3.7%
Expected option life (in years)	4.1	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	-	-

The Company does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the Company’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the three months ended March 31, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures.

Stock Option Plan

In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or the “2003 Plan”, which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other share-based awards, in addition to annual incentive awards.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity of the Company’s option plans for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2006	4,931,915	$14.12
Granted	400,000	5.77
Exercised	-	-
Forfeited	(48,615)	13.40
Expired	-	-
Outstanding at March 31, 2006	5,283,300	$13.36	5.2

Exercisable at March 31, 2006	3,826,963	$15.68	4.9

The weighted average fair value at the date of grant of a Class A common stock option granted under the Company’s option plan during the three months ended March 31, 2006 and 2005 was $5.72 and $5.91, respectively. During the three months ended March 31, 2006, approximately 259,685 shares vested with a weighted average exercise price of $9.26.

The following table summarizes information concerning stock options outstanding as of March 31, 2006:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$5.00 - $12.00	2,580,260	6.4 years	$7.81	$104	1,141,973	6.7 years	$8.61	$22
$12.01 - $18.00	483,900	4.9 years	17.11	-	468,390	4.9 years	17.17	-
$18.01 - $22.00	2,219,050	3.8 years	19.01	-	2,216,600	3.7 years	19.00	-
	5,283,300	5.2 years	$13.36	$104	3,826,963	4.9 years	$15.68	$22

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s average stock price of $5.80 per share during the three months ended March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units

The Company grants restricted stock units to certain employees and directors (“participants”) in Class A common stock. Awards of restricted stock units ("RSUs") are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding RSUs, based on the Company’s average stock price of $5.80 per share during the three months ended March 31, 2006, was $8.8 million.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity of the Company’s restricted stock unit awards for the three months ended March 31, 2006:

	Number of Non-Vested Share Unit Awards	Weighted Average Grant Date Fair Value
Unvested Awards at January 1, 2006	1,132,300	$5.46
Granted	411,700	5.74
Awards Vested	(27,500)	5.69
Forfeited	(5,725)	5.70
Unvested Awards at March 31, 2006	1,510,775	$5.53

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 94,317 and 85,716 for the three months ended for March 31, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.5 million for each of the periods ended March 31, 2006 and 2005, respectively. Compensation expense related to the adoption of SFAS 123(R) was $0.2 million for the three months ended March 31, 2006. Compensation expense was not recorded on the issuance of these shares in accordance with APB No. 25 for the three months ended March 31, 2005.

(9)	Commitments and Contingencies

Legal Proceedings

Mediacom LLC, a wholly owned subsidiary of the Company, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC (Case No. CV101-2809CC), pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-based damages for an alleged trespass.  The lawsuit was originally filed on April 24, 2001.  Pursuant to license agreements with the relevant state and county authorities and utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on existing utility easements in areas of Missouri not presently served by a cable franchise.  The lawsuit alleges that Mediacom LLC was required but failed to obtain permission from the adjoining landowners to place the cable.  The lawsuit has not made a claim for specified damages.  An order declaring that this action is appropriate for class relief was entered on April 14, 2006, and Mediacom LLC is currently pursuing its appellate remedies with respect to that order.  Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs.  Mediacom LLC has tendered the lawsuit to its insurance carrier for defense and indemnification.  The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier's defense and coverage responsibilities.  Mediacom LLC is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Income Taxes

During the quarter ended March 31, 2006, the Company determined that an additional portion of its deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, the Company increased its valuation allowance and recognized a $32.1 million corresponding non-cash charge to income tax expense for the three months ended March 31, 2006. This amount represents the portion of deferred tax liabilities related to the basis differences of the Company’s indefinite-lived intangible assets.

(11)	Related Party Transactions

Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1% direct ownership interest in Mediacom California LLC, which in turn holds a 1% interest in Mediacom Arizona LLC. These ownership interests represent less than 1% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.

One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the three months ended March 31, 2006 and 2005, there were no amounts paid to this law firm for services performed.

(12)	Subsequent Events

On May 5, 2006, the operating subsidiaries of Mediacom LLC refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

On May 5, 2006, the operating subsidiaries of Mediacom Broadband LLC, one of the Company's wholly-owned subsidiaries, refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan which the operating subsidiaries may borrow at any time until July 1, 2006. Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three months ended, March 31, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

Mediacom Communications Corporation is the nation’s eighth largest cable television company based on customers served and the leading cable operator focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”), and phone service. Where our phone service is available, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of March 31, 2006, our cable systems passed an estimated 2.81 million homes and served 1.42 million basic video subscribers in 23 states. We provide digital video services to 497,000 digital customers, representing a penetration of 35.0% of our basic subscribers. We also currently provide HSD to 504,000 data customers, representing a penetration of 17.9% of our estimated homes passed. We introduced phone service during the second quarter of 2005 and marketed and provided service to about 1.6 million homes and 46,000 customers, respectively as of March 31, 2006.

Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) noted below represents operating income before depreciation and amortization and non-cash stock compensation charges. Adjusted OIBDA is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare our performance with other companies in our business, although our measure may not be directly comparable to similar measures used by other companies. In addition, our debt agreements use Adjusted OIBDA in their covenant calculations.

Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash stock compensation charges. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Note 8 of our financial statements for more information on non-cash stock compensation costs.

Actual Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth the unaudited consolidated statements of operations for the three months ended March 31, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended March 31,
	2006	2005	$ Change	% Change

Revenues	$289,348	$266,244	$23,104	8.7%
Costs and expenses:
Service costs	118,523	106,344	12,179	11.5%
Selling, general and administrative expenses	58,428	55,652	2,776	5.0%
Corporate expenses	5,984	5,274	710	13.5%
Depreciation and amortization	53,717	53,925	(208)	(0.4%)
Operating income	52,696	45,049	7,647	17.0%

Interest expense, net	(55,652)	(51,274)	(4,378)	8.5%
Gain on derivatives, net	515	8,070	(7,555)	NM
Other expense	(2,641)	(2,696)	55	(2.0%)
Loss before (provision for) benefit from income taxes	(5,082)	(851)	(4,231)	NM
(Provision for) benefit from income taxes	(32,126)	10	(32,136)	NM
Net loss	$(37,208)	$(841)	$(36,367)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Adjusted OIBDA	$107,568	$99,125	$8,443	8.5%
Non-cash stock compensation charges	(1,155)	(151)	(1,004)	NM
Depreciation and amortization	(53,717)	(53,925)	208	0.4%
Operating income	$52,696	$45,049	$7,647	17.0%

Revenues

The following table sets forth revenue, subscriber and monthly average revenue statistics for the three months ended March 31, 2006 and 2005 (dollars in thousands, except per subscriber data):

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Video	$217,227	$209,764	$7,463	3.6%
Data	55,092	45,041	10,051	22.3%
Phone	3,648	-	3,648	NM
Advertising	13,381	11,439	1,942	17.0%
	$289,348	$266,244	$23,104	8.7%

	Three Months Ended March 31,
	2006	2005	Increase/(Decrease)	% Change
Basic subscribers	1,422,000	1,461,000	(39,000)	(2.7%)
Data customers	504,000	407,000	97,000	23.8%
Phone customers	46,000	-	46,000	NM
Average monthly video revenue per basic subscriber (1)	$50.90	$47.91	$2.99	6.2%
Average monthly data revenue per data subscriber (2)	$37.40	$38.80	$(1.40)	(3.6%)

(1)    Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.
(2)    Average monthly data revenue per data subscriber is calculated based on monthly data revenue divided by the average number of data subscribers for the quarter.

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

Revenues rose 8.7%, largely attributable to growth in our data customers and higher video revenues. We continue to expand the availability, and enhance the quality, of our advanced video services, such as VOD, HDTV and DVRs. Over the past two years, we have more than tripled the download speed of our HSD product. As of March 31, 2006, and within nine months of the initial launch of our phone service, we were marketing this new product to almost 1.6 million homes in our markets. We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. As a result, we grew our revenue generating units (“RGUs”) by 7.4% during the three months ended March 31, 2006, to 2.47 million from 2.30 million. RGUs represent the sum of basic subscribers and digital, HSD and phone customers.

Video revenues increased 3.6%, as a result of a higher service fees from our advanced video products and services and the impact of basic rate increases applied on our video subscribers. Average monthly video revenue per basic video subscriber increased 6.2%. During the three months ended March 31, 2006, we lost 1,000 subscribers compared to a gain of 3,000 subscribers for the same period last year. Our loss of basic subscribers as of March 31, 2006, reflected losses during the third quarter of 2005 as a result of Hurricane Katrina. Digital customers increased 67,000 to 497,000 from the same period last year.

Data revenues rose 22.3%, primarily due to the 23.8% year-over-year increase in data customers, and to a lesser extent, the growth of our enterprise network business. Average monthly data revenue per data customer decreased 3.6% as a result of promotional offers during 2005.

In June 2005, we launched Mediacom Phone, and as of March 31, 2006, our phone service was marketed to approximately 1.6 million of our estimated 2.8 million homes and served 46,000 customers. We expect to market Mediacom Phone to approximately 2.5 million homes by year-end 2006.

Advertising revenues increased 17.0%, as a result of stronger local and regional advertising .

Costs and Expenses

Service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.

Service costs rose 11.5%, primarily due to increases in programming costs, and, to a lesser extent, phone service and employee expenses. Programming expense, the largest component of service costs, increased 10.2%, principally as a result of higher unit costs charged by our programming vendors and, to a lesser extent, a benefit we recognized in the first quarter of 2005 relating to a certain contract renewal, offset in part by a lower base of basic subscribers. Recurring expenses related to our phone service grew incrementally with the increase of customers since our launch of Mediacom Phone service in the second quarter of 2006. Personnel costs grew by 7.2%, due to increased headcount of our technical workforce for customer installation activity and higher employee related insurance expenses.

Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; and office costs related to billing, telecommunications, marketing, bad debt, advertising and office administration.

Selling, general and administrative expenses rose 5.0%, principally due to higher employee and tax expenses, offset in part by a significant decrease in marketing costs. Employee expenses grew 13.5%, as a result of increased headcount of our administrative, direct sales and customer service personnel. Taxes and other fees were higher by 14.0%, primarily due to an increase in property taxes and franchise fee expenses. The increase in these expenses was significantly offset by a 27.0% decrease in marketing costs as a result of reduced contracted third party sales and lower advertising expenses. Selling, general and administrative expenses as a percentage of revenues were 20.2% and 21.0% for the three months ended March 31, 2006 and 2005, respectively.

We expect continued revenue growth in advanced services, which include digital video, HDTV, DVRs, HSD and phone service. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 13.5%, principally due to increases in employee compensation which includes non-cash share-based compensation expense of $710,000, offset in part by a decrease in professional fees. Corporate expenses as a percentage of revenues were 2.1% and 2.0% for the three months ended March 31, 2006 and 2005, respectively.

Adjusted OIBDA

Adjusted OIBDA rose 8.5%, principally due to revenue growth, partially offset by higher costs and expenses.

Operating Income

Operating income grew 17.0%, largely due to growth in Adjusted OIBDA and relatively unchanged depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 8.5%, primarily due to higher market interest rates on variable rate debt and to a lesser extent, higher average indebtedness.

Gain on Derivatives, Net

We enter into interest rate exchange agreements or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2006 we had interest rate swaps with an aggregate principal amount of $800.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $0.5 million and $8.1 million for the three months ended March 31, 2006 and 2005, respectively.

Other Expense

Other expense was $2.6 million and $2.7 million for the three months ended March 31, 2006 and 2005, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

(Provision for) Benefit from Income Taxes

Provision for income taxes was approximately $32.1 million for the three months ended March 31, 2006, as compared to a benefit from income taxes of $10,000 for the three months ended March 31, 2005. During the quarter ended March 31, 2006, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109. As a result, we increased our valuation allowance and recognized a $32.1 million corresponding non-cash charge to income tax expense for the three months ended March 31, 2006. This amount represents the portion of deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.

Net Loss

As a result of the factors described above, we incurred a net loss for the three months ended March 31, 2006 of $37.2 million, as compared to net loss of $0.8 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

Overview

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

As of March 31, 2006, our total debt was $3.09 billion. Of this amount, $228.4 million matures within the twelve months ending March 31, 2007. During the three months ended March 31, 2006, we paid cash interest of $77.6 million. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes and convertible senior notes.

Most of our debt maturing within the twelve months ending March 31, 2007, consists of $172.5 million of convertible notes due July 1, 2006. Although we have not yet determined how we will satisfy that obligation, several alternatives may be available to us, including the repayment of the notes with availability under our subsidiary credit facilities. As of March 31, 2006, we had unused revolving credit commitments of $813.0 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

On May 5, 2006, we refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

On May 5, 2006, we refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan which we may borrow at any time until July 1, 2006. Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014.

As of March 31, 2006, after giving effect to these refinancings but excluding any borrowings under the $250.0 million delayed-draw term loan, we had unused credit commitments of about $961.0 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.  As of March 31, 2006, after giving effect to these refinancings and assuming that the $250.0 million delayed-draw term loan is borrowed in full, we had unused credit commitments of about $1,011.0 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

For all periods through March 31, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there can be no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect that we will continue to be able to generate funds and obtain financing sufficient to service our long-term business plan, service our debt obligations and complete any future acquisitions if the opportunities arise.

Operating Activities

Net cash flows provided by operating activities were $32.8 million for the three months ended March 31, 2006, as compared to $29.3 million for the comparable period last year. The change of $3.5 million is primarily due to higher operating income, a net increase in operating assets and liabilities offset in part by an increase in cash paid for interest.

Operating income increased $7.6 million principally from higher revenues. The change in operating assets and liabilities was lower by $0.5 million due to the timing of our cash payments and cash receipts. We made cash interest payments of $77.6 million and $70.6 million for the three months ended March 31, 2006 and 2005, respectively.

Investing Activities

Net cash flows used in investing activities were $47.6 million for the three months ended March 31, 2006, as compared to $54.8 million for the prior year consisted of capital expenditures. Capital expenditures decreased $7.2 million mainly due to lower spending on customer premise equipment.

Financing Activities

Net cash flows provided by financing activities were $18.4 million for the three months ended March 31, 2006, as compared to net cash flows used in financing activities of $7.5 million for the comparable period in 2005. Our principal financing activities included the following:

•     Net borrowings under our credit facilities of $33.4 million to fund operations and the share repurchase of our Class A common stock.

•     Pursuant to our Board authorized share repurchase program, we repurchased approximately 3.9 million shares of our Class A common stock for approximately $22.0 million during the three months ended March 31, 2006.

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Judgments and Estimates

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

Share-based Compensation

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

For a discussion of other critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended December 31 2005.

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

There have been no significant changes to the information required under this Item from what was disclosed in our 2005 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 9 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2005 Form 10-K.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, we granted stock options to certain of our employees and non-employee directors to purchase an aggregate of 400,000 shares of Class A common stock at exercise prices ranging from $5.68 to $5.83 per share. The grant of stock options to the employees and non-employee directors was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

The following is a summary of our share repurchases of our Class A common stock during the first quarter of 2006 under our Board-authorized repurchase program:

Period	Total Number of Shares Purchased	(1)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Approxiamte Dollar Value of Shares that May Yet Be Purchased Under the Program	(2)
January	1,650,000		$5.70	1,650,000	$9,410,227	$13,953,640
February	466,300		5.82	466,300	2,715,192	61,238,448
March	1,745,000		5.63	1,745,000	9,824,746	51,413,702
First Quarter 2006	3,861,300		$5.68	3,861,300	$21,950,165	$51,413,702

(1)     Total number of shares purchased does not include approximately 10,305 withheld to satisfy tax withholding obligations on vesting of restricted stock units.

(2)     A $50.0 million share repurchase plan was authorized by our Board of Directors in May 2000 and reaffirmed in August 2004. On February 21, 2006, our Board authorized an additional $50.0 million stock repurchase program.

ITEM 5.	OTHER INFORMATION

On May 5, 2006, the operating subsidiaries of Mediacom LLC refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a floating rate or rates equal to, at the option of the operating subsidiaries, the LIBOR rate or the prime rate, plus a margin specified in their credit facility. The margin of the new term loan is 0.5% less than the margin of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013. The obligations of the operating subsidiaries under the new term loan are governed by the terms of their credit facility.

On May 5, 2006, the operating subsidiaries of Mediacom Broadband LLC refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan which the operating subsidiaries may borrow at any time until July 1, 2006. Borrowings under the new term loan bear interest at a floating rate or rates equal to, at the option of the operating subsidiaries, the LIBOR rate or the prime rate, plus a margin specified in their credit facility. The margin of the new term loan is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014. The obligations of the operating subsidiaries under the new term loan are governed by the terms of their credit facility.

Proceeds from each new term loan were used to pay in full the outstanding indebtedness of the term loan it replaced and to reduce the outstanding balance of the revolving credit portion of each credit  facility.

JPMorgan Chase Bank (the administrative agent of the credit facilities), several of the lenders of the Broadband credit facility or their respective affiliates have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending and/or commercial banking services for the Registrant and certain of its subsidiaries and affiliates, for which service they have in the past received, and may in the future receive, customary compensation and reimbursement of expenses.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.2
Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.3
Amendment No. 1, dated as of May 5, 2006, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.

10.4
Amendment No. 2, dated as of May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JP Morgan Chase Bank, as administrative agent for the lenders.

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

May 10, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer