Form 10-Q/A
period 2006-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2006-06-28
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Mediacom Communications Corporation hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 10, 2006, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No.1) (the “Form 10-Q/A”). This Form 10-Q/A amends Exhibit 32.1 (Section 1350 Certifications) to correct a typographical error in the date reflecting the period ended for the Form 10-Q.

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

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $9.7 million as of March 31, 2006, which will be recognized over a weighted average period of 2.8 years.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1 *	Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.2 *
Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.3 *
Amendment No. 1, dated as of May 5, 2006, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders.

10.4 *
Amendment No. 2, dated as of May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JP Morgan Chase Bank, as administrative agent for the lenders.

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

*	Previously filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

June 28, 2006	By:	/s/ MARK E. STEPHAN
Mark E. Stephan
Executive Vice President and Chief Financial Officer