Form 10-Q/A
period 2005-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2006-06-29
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Mediacom Communications Corporation hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed on November 9, 2005, as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 2) (the “Form 10-Q/A”). This Form 10-Q/A amends Exhibit 31.1 (Rule 13a-14(a) certifications) to add paragraph number 3.

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

Actual Results of Operations

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

The following table sets forth the unaudited consolidated statements of operations for the three months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):
	Three Months Ended September 30,
	2005	2004	$ Change	% Change
Revenues	$ 274,959	$ 261,025	$ 13,934	5.3%
Costs and expenses:
Service costs	111,462	102,131	9,331	9.1%
Selling, general and administrative expenses	58,019	55,292	2,727	4.9%
Corporate expenses	5,466	5,095	371	7.3%
Depreciation and amortization	54,851	55,631	(780)	(1.4%)
Operating income	45,161	42,876	2,285	5.3%
Interest expense, net	(52,374)	(48,709)	(3,665)	7.5%
Gain (loss) on derivatives, net	5,092	(4,218)	9,310	NM
Gain on sale of assets and investments, net	1,445	—	1,445	NM
Other expense	(2,047)	(2,593)	546	(21.1%)
Net loss before provision for income taxes	(2,723)	(12,644)	9,921	NM
Provision for income taxes	(8)	(163)	155	NM
Net loss	$ (2,731)	$ (12,807)	$ 10,076	NM

Revenues

The following table sets forth revenue information for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change
Video	$ 211,561	77.0%	$ 208,655	79.9%	$2,906	1.4%
Data	49,830	18.1%	39,192	15.0%	10,638	27.1%
Advertising	13,568	4.9%	13,178	5.1%	390	3.0%
	$ 274,959	100.0%	$ 261,025	100.0%	$ 13,934	5.3%

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

Interest Expense, Net

Interest expense, net, increased 7.5% principally due to higher market interest rates on variable rate debt. This increase was offset in part by funding the redemption in April 2005 of our 81/2% Senior Notes due 2008 (“81/2% Senior Notes due 2008”) with lower cost bank borrowings.

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

Actual Results of Operations

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

The following table sets forth the unaudited consolidated statements of operations for the nine months ended September 30, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Revenues	$ 818,535	$ 792,063	$ 26,472	3.3%
Costs and expenses:
Service costs	325,911	303,892	22,019	7.2%
Selling, general and administrative expenses	171,763	162,030	9,733	6.0%
Corporate expenses	16,355	14,943	1,412	9.4%
Depreciation and amortization	162,530	163,826	(1,296)	(0.8%)
Operating income	141,976	147,372	(5,396)	(3.7%)
Interest expense, net	(153,784)	(143,276)	(10,508)	7.3%
Loss on early extinguishment of debt	(4,742)	—	(4,742)	NM
Gain on derivatives, net	11,513	9,498	2,015	21.2%
Gain on sale of assets and investments, net	2,628	5,885	(3,257)	(55.3%)
Other expense	(7,276)	(7,406)	130	(1.8%)
Net (loss) income before benefit from (provision for) income taxes	(9,685)	12,073	(21,758)	NM
Benefit from (provision for) income taxes	124	(490)	614	NM
Net (loss) income	$ (9,561)	$ 11,583	$ (21,144)	NM

Revenues

The following table sets forth revenue information for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005		2004
	Amount	% of Revenues	Amount	% of Revenues	$ Change	% Change
Video	$ 637,256	77.9%	$ 641,322	81.0%	$ (4,066)	(0.6%)
Data	142,810	17.4%	114,385	14.4%	28,425	24.9%
Advertising	38,469	4.7%	36,356	4.6%	2,113	5.8%
	$ 818,535	100.0%	$ 792,063	100.0%	$ 26,472	3.3%

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

Interest Expense, Net

Interest expense, net, increased 7.3%, due to higher market interest rates on variable rate debt and to a lesser extent, slightly higher indebtedness. This increase was offset in part by funding the redemption in April 2005 of our 81/2% Senior Notes due 2008 with lower cost bank borrowings.

Loss on Early Extinguishment of Debt

The 81/2% Senior Notes were redeemed at a price equal to 101.417% of the outstanding principal amount. As a result of the redemption, we incurred a loss on early extinguishment of debt of $4.7 million for the nine months ended September 30, 2005. The loss consisted of $2.8 million of call premium and the write-off of $1.9 million of unamortized original issue discount and deferred financing costs.

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

In April 2005, we redeemed all of our outstanding 81/2% Senior Notes due April 2008. The redemption price was equal to 101.417% of the outstanding principal amount of the Notes plus accrued interest. We funded the redemption with a combination of cash on hand and borrowings under the revolving credit portion of our credit facilities.

In May 2005, we refinanced a $496.3 million term loan with a new term loan in the amount of $500.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan it replaced. The new term loan matures in February 2014, whereas the term loan it replaced had a maturity of September 2010.

In August 2005, we issued $200.0 million aggregate principal amount of 81/2% senior notes due October 2015 (the “81/2% Senior Notes due 2015”). The 81/2% Senior Notes due 2015 are unsecured obligations of Mediacom Broadband LLC, and the indenture governing the 81/2% Senior Notes due 2015 stipulates, among other things, restrictions on incurrence of Indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The proceeds from this offering were used to reduce outstanding balances under our revolving credit facilities.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to September 30, 2005 and thereafter (dollars in thousands)*:

	Debt	Capital Leases	Operating Leases	Interest Expense (1)	Total
October 1, 2005 to September 30, 2006	$ 218,625(2)	$ 2,252	$ 3,934	$ 218,604	$ 443,415
October 1, 2006 to September 30, 2007	64,875	1,612	3,051	209,264	278,802
October 1, 2007 to September 30, 2008	85,500	106	2,012	205,896	293,514
October 1, 2008 to September 30, 2009	110,375	—	1,528	201,385	313,288
October 1, 2009 to September 30, 2010	138,625	—	1,193	191,907	331,725
Thereafter	2,446,375	—	3,097	497,450	2,946,922
Total cash obligations	$ 3,064,375	$ 3,970	$ 14,815	$ 1,524,506	$ 4,607,666

* Refer to Note 7 to our unaudited consolidated financial statements for a discussion of our long-term debt.
____________
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

                                                                    MEDIACOM COMMUNICATIONS CORPORATION

June 29, 2006                                                                 By:    /s/ Mark E. Stephan
                                      Mark E. Stephan
                                               Executive Vice President and
                                               Chief Financial Officer