Form 10-Q
period 2006-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2006-08-09
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

☐ Yes        ☑ No

As of July 31, 2006, there were 82,627,416 shares of Class A common stock and 27,061,237 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2006

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.
[

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,803	$17,281
Accounts receivable, net of allowance for doubtful accounts of $2,543 and $3,078, respectively	65,959	63,845
Prepaid expenses and other current assets	26,766	23,046
Deferred tax assets	3,119	2,782
Total current assets	141,647	106,954
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,326,661 and $1,229,738, respectively	1,452,879	1,453,588
Franchise rights, net of accumulated amortization of $140,947	1,803,971	1,803,971
Goodwill, net of accumulated amortization of $3,232	221,382	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $158,803 and $157,755, respectively	12,775	13,823
Total investment in cable television systems	3,491,007	3,492,764

Other assets, net of accumulated amortization of $23,904 and $24,617, respectively	42,650	49,780
Total assets	$3,675,304	$3,649,498

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$275,218	$270,137
Deferred revenue	44,608	41,073
Current portion of long-term debt	458,082	222,770
Total current liabilities	777,908	533,980

Long-term debt, less current portion	2,664,437	2,836,881
Deferred tax liabilities	219,963	200,090
Other non-current liabilities	17,580	19,440
Total liabilities	3,679,888	3,590,391
Commitments and contingencies (Note 8)

STOCKHOLDERS' (DEFICIT) EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,690,554 shares issued and 82,627,416 shares outstanding
as of June 30, 2006 and 93,280,535 shares issued and 88,050,009 shares outstanding as of December 31, 2005	937	933
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,061,237 shares issued and outstanding
as of June 30, 2006 and 27,336,939 shares issued and outstanding as of December 31, 2005, respectively	271	274
Additional paid-in capital	987,904	990,584
Deferred compensation	-	(4,857)
Accumulated deficit	(932,674)	(901,191)
Treasury stock, at cost, 11,063,138 and 5,230,526 shares of Class A common stock, as of June 30, 2006 and December 31, 2005, respectively	(61,022)	(26,636)
Total stockholders' (deficit) equity	(4,584)	59,107
Total liabilities and stockholders' (deficit) equity	$3,675,304	$3,649,498

The accompanying notes to the unaudited financial
statements are an integral part of these statements

[

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$302,421	$277,332	$591,769	$543,576

Costs and expenses:
Service costs (exclusive of depreciation and amortization of
$54,184, $53,754, $107,901 and $107,679, respectively, shown separately	121,907	107,802	240,428	213,861
below)
Selling, general and administrative expenses	60,583	58,395	119,012	114,333
Corporate expenses	5,897	5,615	11,881	10,889
Depreciation and amortization	54,184	53,754	107,901	107,679

Operating income	59,850	51,766	112,547	96,814

Interest expense, net	(56,890)	(50,136)	(112,542)	(101,410)
Loss on early extinguishment of debt	(7,532)	(4,742)	(7,532)	(4,742)
Gain (loss) on derivatives, net	807	(1,649)	1,322	6,421
Gain on sale of assets and investments, net	-	1,183	-	1,183
Other expense	(2,983)	(2,533)	(5,624)	(5,229)

Loss before benefit from (provision for) income taxes	(6,748)	(6,111)	(11,829)	(6,963)
Benefit from (provision for) income taxes	12,473	122	(19,653)	132

Net income (loss)	$5,725	$(5,989)	$(31,482)	$(6,831)

Basic - weighted average shares outstanding	110,922	117,488	112,218	117,673
Basic - income (loss) per share	$0.05	$(0.05)	$(0.28)	$(0.06)
Diluted - weighted average shares outstanding	112,476	117,488	112,218	117,673
Diluted - income (loss) per share	$0.05	$(0.05)	(0.28)	(0.06)

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,482)	$(6,831)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	107,901	107,679
Gain on derivatives, net	(1,322)	(6,421)
Gain on sale of assets and investments, net	-	(1,183)
Loss on early extinguishment of debt	4,908	1,908
Amortization of deferred financing costs	3,334	3,253
Share-based compensation	2,053	541
Deferred income taxes	19,538	-
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,114)	(1,185)
Prepaid expenses and other assets	(3,440)	(2,695)
Accounts payable and accrued expenses	6,677	9,583
Deferred revenue	3,535	1,527
Other non-current liabilities	(1,861)	(3,050)
Net cash flows provided by operating activities	107,727	103,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(104,781)	(111,878)
Proceeds from sale of assets and investments	-	2,082
Net cash flows used in investing activities	(104,781)	(109,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	1,581,000	651,750
Repayment of debt	(1,345,632)	(441,348)
Redemption/repayment of senior notes	(172,500)	(200,000)
Repurchases of Class A common stock	(34,386)	(6,335)
Proceeds from issuance of common stock in employee stock purchase plan	460	477
Other financing activities - book overdrafts	(3,173)	(10,223)
Financing costs	(193)	(50)
Net cash flows provided by (used in) financing activities	25,576	(5,729)
Net increase (decrease) in cash and cash equivalents	28,522	(12,399)
CASH AND CASH EQUIVALENTS, beginning of period	17,281	23,875
CASH AND CASH EQUIVALENTS, end of period	$45,803	$11,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$118,845	$104,984

The accompanying notes to the unaudited financial
statements are an integral part of these statements

Table of Contents                    Notes to Consolidated Financial Statements (unaudited)

1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION

Basis of Preparation of Unaudited Consolidated Financial Statements

Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). MCC owns and operates cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods, except for the adoption of SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), as discussed in Note 8. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended June 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience in its video, data and phone business. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.9 million for the three and six months ended June 30, 2006.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has a significant level of debt, interest expense obligations and liabilities in the normal course of business. The majority of the Company’s debt that matures during the next twelve months consists of $400.0 million of senior notes due July 17, 2006 (the “11% Notes”), which had an original maturity of 2013. On July 17, 2006, the Company redeemed the 11% Notes with drawdowns on the revolving credit portions of its subsidiary credit facilities. See Notes 7 and 12.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation shall be effective for fiscal years beginning after December 15, 2006 and the Company does not believe the adoption of FIN 48 will have a material impact on the its consolidated financial condition or results of operations.

4. EARNINGS (LOSS) PER SHARE

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

For the six months ended June 30, 2006, and for the three and six months ended June 30, 2005, the Company generated net losses so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted earnings per share for the three months ended June 30, 2006 excludes approximately 9.2 million potential common shares related to the Company’s convertible senior notes because inclusion of the potential common shares would have been anti-dilutive. Diluted loss per share for the six months ended June 30, 2006 excludes approximately 1.5 million potential common shares related to the Company’s share-based compensation plans and 9.2 million potential common shares related to the Company’s convertible senior notes. Diluted loss per share for the three and six months ended June 30, 2005 excludes approximately 1.1 million potential common shares related to the Company’s share-based compensation plans, and 9.2 million potential common shares related to the Company’s convertible senior notes.

The following table reconciles basic and diluted earnings (loss) per share for the periods presented (amounts in thousands, except per share data):

	For the three months ended June 30,
	2006			2005

	Net		Amount	Net		Amount
	Income	Shares	Per Share	Loss	Shares	Per Share

Basic earnings (loss) per share	$5,725	110,922	$0.05	$(5,989)	117,488	$(0.05)
Effect of dilutive securities:
Conversion of convertible operating activities:	-	-	-	-	-	-
Assumed exercise of stock options	-	1,554	-	-	-	-
Diluted earnings (loss) per share	$5,725	112,476	$0.05	$(5,989)	117,488	$(0.05)

	For the six months ended June 30,
	2006			2005

	Net		Amount	Net		Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share

Basic loss per share	$(31,482)	112,218	$(0.28)	$(6,831)	117,673	$(0.06)
Effect of dilutive securities:
Conversion of convertible senior notes	-	-	-	-	-	-
Assumed exercise of stock options	-	-	-	-	-	-
Diluted loss per share	$(31,482)	112,218	$(0.28)	$(6,831)	117,673	$(0.06)

Table of Contents                    Notes to Consolidated Financial Statements (unaudited)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (dollars in thousands):
	June 30,	December 31,
	2006	2005

Cable systems, equipment and subscriber devices	$2,621,476	$2,531,840
Vehicles	65,743	64,729
Furniture, fixtures and office equipment	44,055	38,955
Buildings and leasehold improvements	40,907	40,653
Land and land improvements	7,359	7,149
Accumulated depreciation	(1,326,661)	(1,229,738)
Property, plant and equipment, net	$1,452,879	$1,453,588

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (dollars in thousands):
	June 30,	December 31,
	2006	2005

Accrued interest	$58,536	$65,282
Accrued programming costs	48,150	52,807
Other accrued expenses	37,259	38,013
Accrued taxes and fees	29,268	30,617
Accrued payroll and benefits	26,140	25,824
Accounts payable	24,746	6,329
Book overdrafts(1)	23,157	26,330
Accrued property, plant and equipment	17,170	14,839
Subscriber advance payments	10,792	10,096
	$275,218	$270,137

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

7. DEBT

Debt consisted of (dollars in thousands):
	June 30,	December 31,
	2006	2005
Bank credit facilities	$1,895,250	$1,658,750
8½% senior notes due 2015	200,000	200,000
7⅞% senior notes due 2011	125,000	125,000
9½% senior notes due 2013	500,000	500,000
11% senior notes due 2006	400,000	400,000
5¼% convertible senior notes due 2006	-	172,500
Capital lease obligations	2,269	3,401
	$3,122,519	$3,059,651
Less: Current portion	458,082	222,770
Total long-term debt	$2,664,437	$2,836,881

Table of Contents                    Notes to Consolidated Financial Statements (unaudited)

Bank Credit Facilities

On May 5, 2006, the operating subsidiaries of Mediacom LLC refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

On May 5, 2006, the operating subsidiaries of Mediacom Broadband LLC refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the "Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2014.

On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used: (i) to repay the Company’s 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest; (ii) to repay amounts outstanding under the revolving credit portion of a subsidiary credit facility; and (iii) for working capital purposes.

The Company recorded in its consolidated statement of operations for the three and six months ended June 30, 2006 a loss on early extinguishment of debt of $7.5 million, representing $2.6 million of bank fees and the write-off of $4.9 million of unamortized deferred financing costs.

The average interest rates on outstanding debt under the bank credit facilities as of June 30, 2006 and 2005, were 6.8% and 5.1%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2006, the Company had unused credit commitments of approximately $1,006.3 million under its bank credit facilities, of which $868.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of June 30, 2006.

As of June 30, 2006, approximately $22.9 million letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements.

11% Senior Notes

On June 16, 2006, the Company notified the holders of the 11% Notes that they would be redeemed. On July 17, 2006, the Company redeemed all of the outstanding 11% Notes. The redemption price was $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium. The accrued interest paid was $22.2 million. The Company funded the redemption with drawdowns on the revolving credit portions of its subsidiary credit facilities. As of June 30, 2006, after giving effect to the redemption, the Company had unused revolving credit commitments of $597.3 million, of which $459.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements.

5.25% Convertible Senior Notes

On June 29, 2006, the Company paid the entire outstanding principal amount of its 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest.

Interest Rate Exchange Agreements

The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of June 30, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $800.0 million is fixed at a weighted average rate of approximately 3.3%. In June 2006, the Company entered into forward interest rate exchange agreements that fixed interest rates at a weighted average of approximately 5.3% on $500.0 million of floating rate debt for three years, commencing on September 29, 2006 and December 29, 2006 in the amounts of $200.0 million and $300.0 million, respectively. These have been accounted for on a mark-to-market basis as of, and for the three months ended June 30, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $500.0 million, $200.0 million and $600.0 million during the years ended December 31, 2006, 2007 and 2009, respectively.

As of June 30, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet an accumulated investment in derivatives of $14.2 million, which is a component of prepaid and other non-current assets. As a result of the mark-to-market valuations on these interest rate swaps, the Company recorded a gain on derivatives of $0.8 million and a loss on derivatives of $1.6 million for the three months ended June 30, 2006 and 2005, respectively, and gains on derivatives of $1.3 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively.

Table of Contents                    Notes to Consolidated Financial Statements (unaudited)

8. STOCKHOLDER’S (DEFICIT) EQUITY

Stock Repurchase Plans

As of December 31, 2005, $23.4 million remained available under the Company’s stock repurchase program. In February 2006, the Board of Directors authorized an additional $50.0 million stock repurchase program. During the three months ended June 30, 2006, the Company repurchased approximately 1.96 million shares for an aggregate cost of $12.4 million, at an average price per share of $6.31. During the six months ended June 30, 2006, the Company repurchased approximately 5.82 million shares for an aggregate cost of $34.4 million, at an average price of $5.90. As of June 30, 2006, approximately $39.0 million remains available under the Company’s stock repurchase program.

Share-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in the Company’s pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under this method, prior periods are not restated and the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-based Payment" (SAB No. 107), relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

Impact of the Adoption of SFAS No. 123(R)

Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.7 million for the six months ended June 30, 2006. Compensation expense related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.

Total share-based compensation expense was as follows (dollars in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Share-based compensation expense by type of award:
Employee stock options	$483	$1,058
Employee stock purchase plan	(88)	88
Restricted stock units	503	907

Total share-based compensation expense	898	2,053
Tax effect on stock-based compensation expense	-	-

Net effect on net loss	$(898)	$(2,053)

Effect on earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.02)

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $8.8 million as of June 30, 2006, which will be recognized over a weighted average period of 2.6 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards. The Company has not yet adopted a method for calculating tax effects of share-based compensation pursuant to SFAS No. 123(R).

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss and loss per share would have been as follows for the three and six months ended June 30, 2005 (dollars in thousands, except per share data):
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(5,989)	$(6,831)
Add: Total share-based compensation expense included in net loss as reported	391	541
Deduct: Total share-based compensation expense determined under fair value based method for all awards	(1,185)	(2,474)
Pro forma net loss	$(6,783)	$(8,764)
Basic and diluted loss per share:
As reported	$(0.05)	$(0.06)

Pro forma	$(0.06)	$(0.07)

Table of Contents                    Notes to Consolidated Financial Statements (unaudited)

Valuation Assumptions

As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three and Six Months Ended		Three and Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	55.3%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	3.4%	4.8%	3.7%
Expected option life (in years)	4.1	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	-	-

The Company does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the Company’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the three and six months ended June 30, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures.

Stock Option Plan

In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or the “2003 Plan,” which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003. The 2003 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other share-based awards, in addition to annual incentive awards.

The following table summarized the activity of the Company’s option plans for the six months ended June 30, 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Shares	Exercise Price	(in years)
Outstanding at January 1, 2006	4,931,915	$14.12
Granted	400,000	5.72
Exercised	-	-
Forfeited	(53,200)	14.31
Expired	-	-
Outstanding at June 30, 2006	5,278,715	$13.36	5.0

Exercisable at June 30, 2006	3,937,960	$15.53	4.6

The weighted average fair value at the date of grant of a Class A common stock option granted under the Company’s option plan during the six months ended June 30, 2006 and 2005 was $5.72 and $5.91, respectively. During the six months ended June 30, 2006, approximately 394,632 shares vested with a weighted average exercise price of $9.37.

Table of Contents                    Notes to Consolidated Financial Statements (unaudited)

The following table summarizes information concerning stock options outstanding as of June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$5.00 - $12.00	2,575,525	6.2 years	$7.80	$326	1,250,370	6.5 years	$8.77	$46
$12.01 - $18.00	483,990	4.8 years	17.11	-	468,390	4.7 years	17.13	-
$18.01 - $22.00	2,219,200	3.6 years	19.00	-	2,219,200	3.6 years	19.00	-
	5,278,715	5.0 years	$13.36	$326	3,937,960	4.6 years	$15.53	$46

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s average stock price of $6.11 per share during the six months ended June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units

The Company grants restricted stock units ("RSUs") to certain employees and directors (together, the “participants”) in Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding RSUs, based on the Company’s average stock price of $6.11 per share during the six months ended June 30, 2006, was $9.1 million.

The following table summarizes the activity of the Company’s restricted stock unit awards for the six months ended June 30, 2006:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value
Unvested Awards at January 1, 2006	1,132,300	$5.46
Granted	411,700	5.74
Awards Vested	(40,000)	5.75
Forfeited	(17,475)	5.71
Unvested Awards at June 30, 2006	1,486,525	$5.53

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 94,317 and 85,716 for the six months ended for June 30, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.5 million for each of the periods ended June 30, 2006 and 2005, respectively. Compensation expense related to the adoption of SFAS 123(R) was $0.2 million for the six months ended June 30, 2006. Compensation expense was not recorded on the issuance of these shares in accordance with APB No. 25 for the six months ended June 30, 2005.

Table of Contents                    Notes to Consolidated Financial Statements (unaudited)

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Mediacom LLC, a wholly owned subsidiary of the Company, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties.  The lawsuit was originally filed on April 24, 2001.  Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise.  The lawsuit alleges that Mediacom LLC was required but failed to obtain permission from the landowners to place the cable.  The lawsuit has not made a claim for specified damages.  An order declaring that this action is appropriate for class relief was entered on April 14, 2006, and Mediacom LLC is currently pursuing its appellate remedies with respect to that order.  Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs.  Mediacom LLC has tendered the lawsuit to its insurance carrier for defense and indemnification.  The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier's defense and coverage responsibilities.  Mediacom LLC is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, business, financial condition and results of operations.

10. INCOME TAXES

During the three and six months ended June 30, 2006, the Company determined that an additional portion of its deferred tax assets from net operating loss carryforwards, that were created in the respective period, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, the Company increased its valuation allowance recorded against these assets. The Company has utilized APB No. 28 to record income taxes on an interim period basis. Due to discrete items occurring subsequent to June 30, 2006, a tax benefit of $12.5 million was recorded for the three months ended June 30, 2006, and a tax provision of $19.6 million for the six months ended June 30, 2006. These amounts represent the portion of deferred tax liabilities related to the basis differences of the Company’s indefinite-lived intangible assets and the tax impact of the financing charges (see Note 12) on the Company’s expected results of operations.

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

11. RELATED PARTY TRANSACTIONS

Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. These ownership interests represent less than 1.0% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.

One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the six months ended June 30, 2006 and 2005, the Company paid this law firm approximately $0.1 million and $0.2 million, respectively, for services performed.

12. SUBSEQUENT EVENTS

On July 17, 2006, the Company redeemed all of the outstanding 11% Notes. See Note 7. The Company will record in its consolidated statement of operations for the nine months ended September 30, 2006 a loss on early extinguishment of debt representing $22.0 million of call premium and the write-off of the related unamortized deferred financing costs.

On August 8, 2006, the Company entered into interest rate exchange agreements with counterparties to fix the interest rate on $300.0 million of its variable rate debt at a weighted average of 5.2% over three to four years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Overview

Mediacom Communications Corporation is the nation’s eighth largest cable television company based on basic subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. Where our phone service is available, we offer triple-play bundles of video, HSD and voice. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of June 30, 2006, our cable systems passed an estimated 2.81 million homes and served 1.4 million basic video subscribers in 23 states. We provide digital video services to 496,000 customers, representing a penetration of 35.4% of our basic subscribers. We also currently provide HSD to 516,000 customers, representing a penetration of 18.3% of our estimated homes passed. We introduced phone service during the second quarter of 2005, and marketed and provided service to about 1.7 million homes and 66,000 customers, respectively, as of June 30, 2006.

Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) noted below represents operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. However, Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the method used by management, and provides a measure that can be used to analyze, value and compare our performance with other companies in our business, although our measure may not be directly comparable to similar measures used by other companies. In addition, our debt agreements use Adjusted OIBDA in their covenant calculations.

Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash, share-based compensation charges. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Note 8 of our financial statements for more information on non-cash, share-based compensation costs.

Actual Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

The following table sets forth the unaudited consolidated statements of operations for the three months ended June 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Revenues	$302,421	$277,332	$25,089	9.0%
Costs and expenses:
Service costs	121,907	107,802	14,105	13.1%
Selling, general and administrative expenses	60,583	58,395	2,188	3.7%
Corporate expenses	5,897	5,615	282	5.0%
Depreciation and amortization	54,184	53,754	430	0.8%
Operating income	59,850	51,766	8,084	15.6%

Interest expense, net	(56,890)	(50,136)	(6,754)	13.5%
Loss on early extinguishment of debt	(7,532)	(4,742)	(2,790)	NM
Gain (loss) on derivatives, net	807	(1,649)	2,456	NM
Gain on sale of assets and investments, net	-	1,183	(1,183)	NM
Other expense	(2,983)	(2,533)	(450)	17.8%
Loss before benefit from income taxes	(6,748)	(6,111)	(637)	NM
Benefit from income taxes	12,473	122	12,351	NM
Net income (loss)	$5,725	$(5,989)	$11,714	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$114,932	$105,910	$9,022	8.5%
Non-cash, share-based compensation	(898)	(390)	(508)	NM
Depreciation and amortization	(54,184)	(53,754)	(430)	0.8%
Operating income	$59,850	$51,766	$8,084	15.6%

Revenues

The following table sets forth revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data):

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
Video	$222,863	$215,948	$6,915	3.2%
Data	57,816	47,921	9,895	20.6%
Phone	5,793	-	5,793	NM
Advertising	15,949	13,463	2,486	18.5%
	$302,421	$277,332	$25,089	9.0%

	Three Months Ended
	June 30,		Increase/
	2006	2005	(Decrease)	% Change
Basic subscribers	1,400,000	1,446,000	(46,000)	(3.2%)
Data customers	516,000	426,000	90,000	21.1%
Phone customers	66,000	-	66,000	NM
Average monthly video revenue per basic subscriber (1)	$52.65	$49.52	$3.13	6.3%
Average monthly data revenue per data customer (2)	$37.79	$38.35	$(0.56)	(1.5%)

(1) Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.
(2) Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the quarter.

Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.

Revenues rose 9.0%, largely attributable to growth in our data and phone customers and higher video rates and service fees. As of June 30, 2006, and within one year of the initial launch of our phone service, we were marketing this product to about 60% of the estimated homes in our markets.

Video revenues increased 3.2%, as a result of higher service fees from our advanced video products and services and basic rate increases applied on our video subscribers. Average monthly video revenue per basic subscriber increased 6.3%. During the three months ended June 30, 2006, we lost 22,000 basic subscribers compared to a loss of 15,000 basic subscribers for the same period last year. Our loss of basic subscribers for the twelve months ended June 30, 2006, includes the loss of 9,000 basic subscribers as a result of Hurricane Katrina. Digital customers increased 41,000 to 496,000 from the same period last year.

Data revenues rose 20.6%, primarily due to the 21.1% year-over-year increase in data customers. Average monthly data revenue per data customer of $37.79 decreased 1.5% from the prior year period as a result of promotional offers during 2005, but increased 1.0% sequentially from $37.40 in the first quarter of 2006 due to the expiration of these promotions.

As of June 30, 2006, Mediacom Phone was marketed to approximately 1.7 million of our 2.8 million estimated homes passed and served 66,000 phone customers. Phone revenue grew 58.8% from the previous quarter to $5.8 million.

Advertising revenues increased 18.5%, largely as a result of stronger local advertising sales.

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

Service costs rose 13.1%, primarily due to increases in programming and employee expenses and customer growth in phone and HSD services. Programming expense, the largest component of service costs, increased 6.4%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Personnel costs grew by 35.2%, due largely to higher employee-related insurance expenses and lower capitalization related to customer installation activity. Recurring expenses related to our phone and HSD services grew 58.7% commensurate with the significant increase of customers. Service costs as a percentage of revenues were 40.3% and 38.9% for the three months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.

Selling, general and administrative expenses rose 3.7%, principally due to higher office expenses and taxes and fees, offset in part by a decrease in marketing costs and bad debt expense. Office expenses were higher primarily due to increased telephone costs. Taxes and other fees were higher by 10.8%, primarily due to an increase in property taxes and, to a lesser extent, franchise fees. These increases were offset in part by a 4.4% decline in marketing costs as a result of reduced contracted third party sales and lower sales commissions and a 20.1% decline in bad debt expense, primarily as a result of a change in estimate in our video, data and phone business to better reflect historical collection experience. Selling, general and administrative expenses as a percentage of revenues were 20% and 20.9% for the three months ended June 30, 2006 and 2005, respectively.

We expect continued revenue growth in advanced services. As a result, we expect our service costs and selling, general and administrative expenses to increase.

Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 5.0%, due to increases in employee compensation, mostly non-cash, share-based compensation, and equipment rental and maintenance costs, offset in part by a decrease in legal fees. Corporate expenses as a percentage of revenues were 1.9% and 2.0% for the three months ended June 30, 2006 and 2005, respectively.

Adjusted OIBDA

Adjusted OIBDA rose 8.5%, principally due to revenue growth, partially offset by higher costs and expenses.

Operating Income

Operating income grew 15.6%, largely due to growth in Adjusted OIBDA and relatively unchanged depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 13.5%, primarily due to higher market interest rates on variable rate debt.

Gain (Loss) on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2006, we had interest rate swaps with an aggregate principal amount of $800.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $0.8 million for the three months ended June 30, 2006, as compared to a loss of $1.6 million for the three months ended June 30, 2005.

Other

Other includes other expense, loss on early extinguishment of debt and gain on sale of assets, net. Other totaled $10.5 million and $6.1 million for the three months ended June 30, 2006 and 2005, respectively. Other primarily represents amortization of deferred financing costs and fees on unused credit commitments, as well as the write-off of deferred financing costs associated with various refinancing transactions occurring in both 2006 and 2005. See “Liquidity and Capital Resources.”

Benefit from Income Taxes

Benefit from income taxes was approximately $12.5 million for the three months ended June 30, 2006, as compared to a benefit from income taxes of $0.1 million for the three months ended June 30, 2005. This benefit from income taxes for the three months ended June 30, 2006 resulted from discrete items which included the tax impact of the financing charges on our expected results of operations for 2006.

We periodically assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods, we have established valuation allowances on our deferred tax assets due to the uncertainty surrounding the realization of these assets.

Net Income (Loss)

As a result of the factors described above, primarily the benefit from income taxes, we recognized net income for the three months ended June 30, 2006 of $5.7 million, as compared to net loss of $6.0 million for the three months ended June 30, 2005.

Actual Results of Operations

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

The following table sets forth the unaudited consolidated statements of operations for the six months ended June 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Revenues	$591,769	$543,576	$48,193	8.9%
Costs and expenses:
Service costs	240,428	213,861	26,567	12.4%
Selling, general and administrative expenses	119,012	114,333	4,679	4.1%
Corporate expenses	11,881	10,889	992	9.1%
Depreciation and amortization	107,901	107,679	222	0.2%
Operating income	112,547	96,814	15,733	16.3%

Interest expense, net	(112,542)	(101,410)	(11,132)	11.0%
Loss on early extinguishment of debt	(7,532)	(4,742)	(2,790)	NM
Gain on derivatives, net	1,322	6,421	(5,099)	NM
Gain on sale of assets and investments, net	-	1,183	(1,183)	NM
Other expense	(5,624)	(5,229)	(395)	7.6%
Loss before (provision for) benefit from income taxes	(11,829)	(6,963)	(4,866)	NM
(Provision for) benefit from income taxes	(19,653)	132	(19,785)	NM
Net loss	$(31,482)	$(6,831)	$(24,651)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$222,501	$205,034	$17,467	8.5%
Non-cash share-based compensation	(2,053)	(541)	(1,512)	NM
Depreciation and amortization	(107,901)	(107,679)	(222)	0.2%
Operating income	$112,547	$96,814	$15,733	16.3%

Revenues

The following table sets forth revenue, subscriber and average monthly revenue statistics for the six months ended June 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data):

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Video	$440,091	$425,728	$14,363	3.4%
Data	112,906	92,947	19,959	21.5%
Phone	9,442	-	9,442	NM
Advertising	29,330	24,901	4,429	17.8%
	$591,769	$543,576	$48,193	8.9%

	Six Months Ended
	June 30,		Increase/
	2006	2005	(Decrease)	% Change
Basic subscribers	1,400,000	1,446,000	(46,000)	(3.2%)
Data customers	516,000	426,000	90,000	21.1%
Phone customers	66,000	-	66,000	NM
Average monthly video revenue per basic subscriber (1)	$51.78	$49.52	$2.26	4.6%
Average monthly data revenue per data customer (2)	$37.60	$38.35	$(0.76)	(2.0%)

(1) Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.
(2) Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the quarter.

Revenues rose 8.9%, largely attributable to growth in our data and phone customers and higher video rates and service fees.

Video revenues increased 3.4%, as a result of higher service fees from our advanced video products and services and the impact of basic rate increases applied on our subscribers. Average monthly video revenue per basic video subscriber increased 4.6%.

Data revenues rose 21.5%, primarily due to the 21.1% year-over-year increase in data customers, and to a lesser extent, the growth of our enterprise network business. Average monthly data revenue per data customer decreased 2.0% from the prior year period largely as a result of promotional offers during 2005.

Phone revenues were $9.4 million for the six months ended June 30, 2006.

Advertising revenues increased 17.8%, largely as a result of stronger local advertising sales.

Costs and Expenses

Service costs rose 12.4%, primarily due to increases in programming and employee expenses and customer growth in phone and HSD services. Programming expense, the largest component of service costs, increased 8.3%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Personnel costs grew by 20.0%, due largely to higher employee-related insurance expenses and lower capitalization related to customer installation activity. Recurring expenses related to our phone and HSD services grew 43.7% commensurate with the significant increase of customers. Service costs as a percentage of revenues were 40.6% and 39.3% for the six months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses rose 4.1%, principally due to higher taxes and fees and employee expenses, offset in part by a significant decrease in marketing and bad debt expenses. Taxes and fees were higher by 12.4%, primarily due to an increase in property taxes and franchise fees. Employee costs grew by 7.0% due primarily to greater levels of staffing in our customer service workforce. The increase in these expenses was offset in part by a 16.1%

decline in marketing costs as a result of reduced contracted third party sales and lower sales commissions and a 26.8% decline in bad debt expense, primarily as a result of a change in estimate in our video, data and phone business to better reflect historical collection experience. Selling, general and administrative expenses as a percentage of revenues were 20.1% and 21.0% for the six months ended June 30, 2006 and 2005, respectively.

Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 9.1%, principally due to increases in employee compensation, mostly non-cash, share-based compensation, offset in part by a decrease in legal fees. Corporate expenses as a percentage of revenues were 2.0% for both the six months ended June 30, 2006 and 2005, respectively.

Adjusted OIBDA

Adjusted OIBDA rose 8.5%, principally due to revenue growth, partially offset by higher costs and expenses.

Operating Income

Operating income grew 16.3%, largely due to growth in Adjusted OIBDA and relatively unchanged depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 11.0%, primarily due to higher market interest rates.

Gain on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2006, we had interest rate swaps with an aggregate principal amount of $800.0 million, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $500.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives amounting to $1.3 million for the six months ended June, 2006 and a gain of $6.4 million for the six months ended June 30, 2005.

Other

Other includes other expense, loss on early extinguishment of debt and gain on sale of assets and investments, net. Other totaled $13.2 million and $8.8 million for the six months ended June 30, 2006 and 2005, respectively. Other primarily represent amortization of deferred financing costs and fees on unused credit commitments, as well as the write-off of deferred financing costs associated with various refinancing transactions occurring in both 2006 and 2005. See “Liquidity and Capital Resources.”

(Provision for) Benefit from Income Taxes

Provision for income taxes was approximately $19.7 million for the six months ended June 30, 2006, as compared to a benefit from income taxes of $0.1 million for the six months ended June 30, 2005. We periodically assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods, we have established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets. During the six months ended June 30, 2006, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109. As a result, we increased our valuation allowance and recognized a $19.7 million corresponding non-cash charge to income tax expense for the six months ended June 30, 2006.

Net Loss

As a result of the factors described above, we incurred a net loss for the six months ended June 30, 2006 of $31.5 million, as compared to net loss of $6.8 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

Overview

We have invested, and will continue to invest, in our network to enhance its reliability and capacity, and in the further deployment of advanced broadband services. Our capital spending has recently shifted from network upgrade investments to the deployment of advanced services. We also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet our debt service, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing.

As of June 30, 2006, our total debt was $3.12 billion. During the three months ended June 30, 2006, we paid cash interest of $118.8 million, net of capitalized interest. Our cash interest payments have historically been higher in the first and third calendar quarters of the year due to the timing of the cash interest payments on our senior notes.

We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC (“LLC Group”) have a $1.25 billion bank credit facility expiring in 2015. The operating subsidiaries of Mediacom Broadband LLC (“Broadband Group”) have a $1.674 billion bank credit facility expiring in 2015. As of June 30, 2006, we had, in total, unused revolving credit commitments of $1,006.3 million, of which $868.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

Most of our debt maturing within the twelve months ending June 30, 2007, consists of $400.0 million of 11% senior notes due July 17, 2006 (the “11% Notes”), which had an original maturity of 2013. On June 16, 2006, we notified the holders of the 11% Notes that they would be redeemed. On July 17, 2006, we redeemed all of the outstanding 11% Notes. The redemption price was $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium. The accrued interest paid was $22.2 million. We funded the redemption with drawdowns on the revolving credit portions of our subsidiary credit facilities. As of June 30, 2006, after giving effect to the redemption, we had unused revolving credit commitments of $597.3 million, of which $459.4 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

For all periods through June 30, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect to continue generating and obtaining sufficient funds and financing to service our long-term business plan, service our debt obligations and complete future acquisitions if the opportunities arise.

Operating Activities

Net cash flows provided by operating activities were $107.7 million for the six months ended June 30, 2006, as compared to $106.0 million for the comparable period last year. The change of $1.7 million is primarily due to growth in operating income, offset in part by higher interest expense.

During the six months ended June 30, 2006, the net change in our operating assets and liabilities was $2.8 million, primarily due to an increase in our prepaid expenses and other assets of $3.4 million and an increase in net accounts receivable of $2.1 million, offset by an increase in our accounts payable and accrued expenses of $6.7 million, and an increase in deferred revenue of $3.5 million.

Investing Activities

Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $104.8 million for the six months ended June 30, 2006, as compared to $109.8 million for the prior year. Capital expenditures decreased $7.1 million; primarily due to lower spending on customer premise equipment, offset in part by increases in upgrade/rebuild spending and scaleable infrastructure components.

Financing Activities

Net cash flows provided by financing activities were $25.6 million for the six months ended June 30, 2006, as compared to net cash flows used in financing activities of $8.6 million for the comparable period in 2005, largely due to net bank financing of $235.4 million to fund the repayment of $172.5 million of convertible senior notes and $34.4 million of Class A share repurchases.

Our principal financing activities included the following:

•
On May 5, 2006, LLC Group refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

•
On May 5, 2006, Broadband Group refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

•
On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used as follows: (i) to repay the Company’s 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest; (ii) to repay amounts outstanding under the revolving credit portion of a subsidiary credit facility; and (iii) for working capital purposes.

•
Pursuant to our Board authorized share repurchase program, we repurchased approximately 5.8 million shares of our Class A common stock for approximately $34.4 million during the six months ended June 30, 2006.

Other

We have entered into interest rate exchange agreements with counterparties, which expire from July 2006 through June 2009, to hedge $800.0 million of floating rate debt. In addition, in June 2006, we entered into forward interest rate exchange agreements that fix interest rates at 5.3% on $500.0 million of our floating rate debt for three years. These forward interest rate exchange agreements commence on September 29, 2006 and December 29, 2006, in the amounts of $200.0 million and $300.0 million, respectively, and have been accounted for on a mark-to-market basis for the three months ended June 30, 2006. Our interest rate exchange agreements are scheduled to expire in the amounts of $500.0 million, $200.0 million and $600.0 million during the year ended December 31, 2006, 2007 and 2009, respectively.

As of June 30, 2006, approximately $22.9 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Judgments and Estimates

Use of Estimates

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

During the three months ended June 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience in its video, data and phone business. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.9 million for the three and six months ended June 30, 2006.

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

For a discussion of other critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our Form 10-K for the year ended December 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

See Note 9 to our consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of our share repurchases of our Class A common stock during the second quarter of 2006 under our Board-authorized repurchase program:

					Approximate Dollar
			Total Number of	Total	Value of Shares that
	Total Number		Shares Purchased	Dollars Purchased	May Yet Be
	of Shares	Average Price	as Part of Publicly	Under the	Purchased Under
Period	Purchased	Per Share	Announced Program	Program	the Program	(1)
April	400,000	$5.94	400,000	$2,377,210	$49,036,492
May	-	-	-	-	49,036,492
June	1,561,007	6.41	1,561,007	9,999,997	39,036,495
Second Quarter 2006	1,961,007	$6.31	1,961,007	$12,377,207	$39,036,495

(1) A $50.0 million share repurchase plan was authorized by our Board of Directors in May 2000 and reaffirmed in August 2004. On February 21, 2006, our Board authorized an additional  $50.0 million stock repurchase program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2006, we held our annual meeting of stockholders to: (i) elect seven directors to serve for a term of one year; and (ii) ratify the selection of the Company’s independent auditors for the year ending December 31, 2006.

The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld

Rocco B. Commisso	309,495,160	3,978,776
Craig S. Mitchell	312,988,010	485,926
William S. Morris III	312,985,270	488,666
Thomas V. Reifenheiser	312,983,645	490,291
Natale S. Ricciardi	312,984,275	489,661
Mark E. Stephan	309,322,259	4,151,677
Robert L. Winikoff	308,712,934	4,761,002

These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2006. The result of the vote was as follows: 313,466.023 votes were for the selection, 2,972 votes were against the selection and 4,941 votes abstained from the selection.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 10.1:    Form of Option Agreement

Exhibit 10.2:       Form of Restricted Stock Unit Award Agreement

Exhibit 31.1:    Rule 13a-14(a) Certifications

Exhibit 32.1:    Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

August 9, 2006	By:	/s/ Mark E. Stephan Mark E. Stephan Executive Vice President and Chief Financial Officer

Exhibit 10.1

MEDIACOM COMMUNICATIONS CORPORATION

                          STOCK OPTION AGREEMENT

AGREEMENT, dated as of _______________ (the “Award Date”), between Mediacom Communications Corporation, a Delaware corporation (the “Company”), and _____________ (the “Optionee”).
                             W I T N E S S E T H:

WHEREAS, the Board of Directors of the Company (the “Board”) recognizes the need to retain the services of qualified, reliable employees and believes that it is in the best interest of the Company to provide additional forms of compensation to such employees to secure their continued services to the Company; and

WHEREAS, the Board has adopted the Mediacom Communications Corporation 2003 Incentive Plan (the “Plan”), which authorizes the grant of options to purchase shares of common stock, $.01 par value, of the Company to officers and employees of the Company or a Subsidiary Corporation (as defined in Section 6.4(h) of the Plan) (the Company and the Subsidiary Companies are collectively referred to herein as the “Mediacom Companies” and individually as a “Mediacom Company”) on such terms and conditions as specified in the award agreement; and

WHEREAS, the Compensation Committee of the Board (the “Committee”) has determined that it would be in the best interests of the Company to grant the options provided for herein;

NOW, THEREFORE, the parties hereto hereby agree as follows:

1.
Grant of Option. Subject to the terms and conditions of the Plan and this Agreement, the Company hereby grants to the Optionee, as of the date hereof, an option (the “Option”) to purchase from the Company all or any part of an aggregate number of _________ shares of the Class A Common Stock, $0.01 par value per share, of the Company (the “Optioned Shares”).

2.
Vesting of Right to Exercise Option. Subject to such restrictions and limitations as are provided in the Plan and as are set forth in this Agreement, the Option shall become vested and exercisable on the dates and at the per share prices (“Option Price”) set forth below, and the Optionee shall have the right hereunder to purchase from the Company the indicated number of Optioned Shares upon exercise of the Option, on and after such dates, in cumulative fashion:

Exercise Date	Cumulative Number of Incentive Optioned Shares	Cumulative Number of Non-Qualified Optioned Shares	Option Price

1st Anniversary of Award Date	___	___	___
2nd Anniversary of Award Date	___	___	___
3rd Anniversary of Award Date	___	___	___
4th Anniversary of Award Date	___	___	___

Subject to Sections 6.4(e) and 6.4(h) of the Plan, those (and only those) Optioned Shares indicated above as “Incentive Optioned Shares” are intended by the parties hereto to be, and shall be treated as, “incentive stock options” (as such term is defined under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)).

To the extent that this Option is vested and exercisable in accordance with the terms of the Plan and this Agreement as of any particular date, the Optioned Shares that may be purchased as of such date are referred to as “Vested Shares” and to the extent that the Option is not vested and exercisable on such date, the Optioned Shares that may not be purchased as of such date, are referred to as “Unvested Shares.”

3.	Term and Termination of Option.

(a)
Expiration. Subject to the earlier termination in accordance with this Section 3, the Option to the extent not previously exercised, shall terminate and become null and void on the sixth anniversary of the Award Date (the “Expiration Date”).

(b)
Termination of Employment. Subject to the provisions of Section 4 or 8 below, if the Optionee ceases to be an employee of any Mediacom Company (a “Termination of Employment”), the Option shall terminate and become null and void as provided below:

(i)
Voluntary Termination of Employment by Optionee. Upon the Optionee’s voluntary Termination of Employment for any reason other than Disability or for “Good Reason” (as defined in subsection (c)(iii) below):

(A)
The Option shall terminate and become null and void as to all Unvested Optioned Shares immediately upon the Optionee’s Termination of Employment and such Option may not be exercised for such Unvested Shares at any time thereafter; and

(B)
To the extent that the Option is vested and exercisable as of the Optionee’s Termination of Employment, it shall continue to be exercisable with respect to the Vested Shares until the earlier of (x) the ninety-first (91st) day after the Optionee’s Termination of Employment or (y) the Expiration Date, at which time the Option shall terminate and become null and void as to all Vested Shares, if any, not previously purchased in accordance with this Agreement and the Plan.

(ii)
Termination Upon Death or Disability. If the Optionee has a Termination of Employment due to the Optionee’s death or Disability, the Option shall become fully vested and exercisable with respect to all Optioned Shares immediately upon such Termination of Employment due to death or Disability and the Option shall continue to be exercisable until the earlier of (x) the first anniversary of Optionee’s Termination of Employment or (y) the Expiration Date, at which time the Option shall terminate and become null and void as to all Vested Shares, if any, not previously purchased in accordance with this Agreement and the Plan.

For so long as the Option remains exercisable under this paragraph (ii), the Option may be exercised, (x) in the case of Disability, by the Optionee or Optionee’s legal representative(s) or, (y) in the case of the Optionee’s death, by the executor of the Optionee’s estate, the beneficiary(ies) designated by the Optionee, in writing delivered to the Secretary of the Company, or if the Optionee has not designated any beneficiary(ies) by the person(s) who acquire the right to exercise the Option by operation of the Optionee’s will or by applicable laws of descent and distribution.

(iii)
Termination for Cause. If the Optionee’s employment is terminated by any Mediacom Company for Cause (as defined in subsection (c)(i) below), the Option shall immediately terminate and become null and void as to all Unvested Shares and all Vested Shares not previously purchased in accordance with this Agreement and the Plan and such Option may not be exercised for any Optioned Shares at any time thereafter.

(iv)
Termination of Employment by the Company Without Cause. Except as provided in paragraph (vi) below (pertaining to Termination of Employment following a Change of Control), in the event of Optionee’s Termination of Employment by the Mediacom Companies for reasons other than Cause, a portion of the unvested Option shall immediately vest and become exercisable upon such Termination of Employment. The number of additional Optioned Shares that are subject to the portion of the Option that vests and becomes exercisable pursuant to the preceding sentence shall equal the product of (i) the aggregate number of Unvested Shares immediately prior to such Termination of Employment that would have become Vested Shares on the next anniversary of the Award Date had the Optionee remained in continuous employment with the Mediacom Companies through such date multiplied by (ii) a fraction, the numerator of which is the number of days that have elapsed from the immediately preceding anniversary of the Award Date to the date of Grantee’s Termination of Employment for Cause. Any fractional shares of Vested Shares will be rounded up to the nearest whole share.

(A)
To the extent that the Option is vested and exercisable as of the Optionee’s Termination of Employment (including pursuant to this paragraph), it shall continue to be exercisable for such Vested Shares until the earlier of (x) the first anniversary of Optionee’s Termination of Employment or (y) the Expiration Date, at which time the Option shall terminate and become null and void with respect to all Vested Shares, if any, not previously purchased in accordance with this Agreement and the Plan.

(B)
The Option shall terminate and become null and void as to all Unvested Shares (excluding any Optioned Shares that vest pursuant to this paragraph) immediately upon the Optionee’s Termination of Employment and such Option may not be exercised for such Unvested Shares at any time thereafter.

(v)
Termination of Employment by the Grantee for Good Reason. Except as provided in paragraph (vi) below (pertaining to Termination of Employment following a Change of Control), in the event Optionee has a voluntary Termination of Employment for Good Reason (as defined in subsection (c)(iii) below), a portion of the unvested Option shall immediately vest and become exercisable upon such Termination of Employment. The number of additional Optioned Shares that are subject to the portion of the Option that vests and becomes exercisable pursuant to the preceding sentence shall equal the product of (i) the aggregate number of Unvested Shares immediately prior to such Termination of Employment that would have become Vested Shares on the next anniversary of the Award Date had the Optionee remained in continuous employment with the Mediacom Companies through such date multiplied by (ii) a fraction, the numerator of which is the number of days that have elapsed from the immediately preceding anniversary of the Award Date to the date of Grantee’s Termination of Employment for Cause. Any fractional shares of Vested Shares will be rounded up to the nearest whole share.

(A)
To the extent that the Option is vested and exercisable as of the Optionee’s Termination of Employment (including pursuant to this paragraph), it shall continue to be exercisable for such Vested Shares until the earlier of (x) the first anniversary of Optionee’s Termination of Employment or (y) the Expiration Date, at which time the Option shall terminate and become null and void with respect to all Vested Shares, if any, not previously purchased in accordance with this Agreement and the Plan.

(B)
The Option shall terminate and become null and void as to all Unvested Shares (excluding any Optioned Shares that vest pursuant to this paragraph) immediately upon the Optionee’s Termination of Employment and such Option may not be exercised for such Unvested Shares at any time thereafter.

(vi)
Termination of Employment Following a Change of Control. Notwithstanding any contrary provision of this Agreement or the Plan, but subject to Section 4 below, the Option shall become fully vested and exercisable, and all Optioned Shares shall become fully vested and available for purchase in accordance with the provisions of this Agreement, as of the date of Optionee’s Termination of Employment if (x) during the one year period following a Change of Control (as defined in subsection (c)(ii) below) the Optionee has a voluntary Termination of Employment for Good Reason or a Termination of Employment by the Mediacom Companies for reasons other than Cause and (y) such Termination of Employment occurs at a time when Rocco B. Commisso is not the Chief Executive Officer of the Company (or its successor).

(c)	Definitions. For purposes of this Agreement, the following terms shall have the following meaning:

(i)
Cause. “Cause” shall exist when the Committee (or, in the case of an Optionee who is not an executive officer, when the Chief Executive Officer of the Company) determines in good faith that the Optionee has:

(A)	committed a criminal act punishable as a felony or a misdemeanor involving fraud, dishonesty or moral turpitude; or

(B)
willfully violated any material law or regulation applicable to the Company or any of its Affiliates (as defined in the Plan) or any predecessor in interest to any cable system or business of the Company or any of its Affiliates (a “predecessor”), including, without limitation, any law or regulation relating to the trading in securities of the Company or any Affiliate or predecessor); or

(C)
used for his or her own benefit or disclosed to any person information concerning any Mediacom Company that is confidential and proprietary to such Mediacom Company (including, but not limited to, information concerning financial matters, customers and vendors, employees and other personnel, relationships with industry executives and advisors, business methods and systems, and business operational plans, policies and directions) unless (x) disclosure of such information is compelled by applicable law or governmental agency, provided that to the extent not prohibited from so doing under applicable law, the Optionee must give the Mediacom Companies prior written notice of the information to be so disclosed or (y) the Optionee had a reasonable and good faith belief that such disclosure was required by the performance of his duties to the Mediacom Companies; or

(D)
rendered services as an officer, director, employee, consultant or agent to any corporation, company or other form of enterprise that directly or through affiliated entities, (x) competes with any Mediacom Company in any franchise area in which the Optionee performed significant services while employed by a Mediacom Company or which was within the management or supervisory jurisdiction of the Optionee while so employed, or (y) otherwise competes with the Company in any material respect; or

(E)
solicited, encouraged or otherwise assisted any person then employed by any Mediacom Company to leave such employ for employment with an employer that is not a Mediacom Company or an Affiliate of the Company; or

(F)
made any statement that is negative or derogatory in any way to any Mediacom Company, its business or any of its directors or executive officers and that the Committee determines to be materially injurious to any Mediacom Company; or

(G)
materially breached any agreement or understanding between the Optionee and any Mediacom Company or any predecessor in interest to any cable system or business of any Mediacom Company regarding the terms of Optionee’s service as an employee, officer, director or consultant to any Mediacom Company, including, without limitation, this Agreement, Optionee’s employment agreement (if any), and any applicable invention assignment, confidentiality or non-competition agreement or similar agreement; or

(H)
failed to perform the material duties required of the Optionee as an employee, officer, director or consultant of any Mediacom Company (other than as a result of a disability) diligently and in a manner consistent with prudent business practices and continued such failure after having been given notice of such failure by such Mediacom Company; or

(I)
intentionally or willfully disregarded in any material respect any of the policies of any Mediacom Company and continued such failure after having been given notice of such failure by such Mediacom Company;

provided, however, that (x) a Termination of Employment shall not be deemed to be for “Cause” unless at a meeting of the Board called and held (following any applicable grace period) in the city in which the Company’s principal executive offices are located, of which the Optionee was given not less than 10 business days’ prior written notice and at which the Optionee was afforded the opportunity to appear and be heard (and be represented by counsel if he or she so chooses), the Board, by the vote of a majority of its independent directors adopts a written resolution that sets forth the Board’s determination that Cause (as defined herein) exists and the basis for such determination and (y) if the Optionee’s Termination of Employment occurs during the one year period following a Change of Control and at a time when Rocco B. Commisso is not the Chief Executive Officer of the Company, then “Cause” shall not include any act or omission described in clauses (E) through (I) of the foregoing definition.

(ii)	Change of Control. A “Change of Control” occurs if and when:

(A)	the Company sells all or substantially all of its assets (whether in a single or series or related transactions), or

(B)
any person or group, other than Rocco B. Commisso, becomes the direct or indirect beneficial owner of securities of the Company (or its successor) representing more than 50% of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from the rights accruing under special circumstances) having the right to vote in the election of directors, regardless of whether such beneficial ownership is acquired as the result of a purchase or other voluntary or involuntary acquisition of securities from the Company or any of its shareholders or a merger or consolidation or any other form of transaction or event or as the result of a single transaction or event or multiple related or unrelated transactions or events. For purposes of the foregoing definition, the terms “person,” “group” and “beneficial owner” (and correlative terms such as “beneficial ownership”) shall have the meanings given to them by the Securities and Exchange Commission (the “SEC”) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as in effect on the Award Date (the “Exchange Act”), and the number or percentage of any securities beneficially owned by any person or group as of any time shall be determined in accordance with the SEC’s rules under the Exchange Act as in effect on the Award Date.

(iii)
Good Reason. The Optionee shall have “Good Reason” to terminate employment with the Mediacom Companies if any of the following events shall occur within one year after a Change of Control and at a time when Rocco B. Commisso is not the Chief Executive Officer of the Company and if the Optionee voluntarily terminates his or her employment with the Company (or its successor) and all other Mediacom Companies within 180 days after such occurrence:

(A)	any reduction in Optionee’s salary (other than a reduction to which the Optionee specifically consents in writing); or

(B)
any failure by the Company (or its successor) or any Mediacom Company to continue in effect any bonus, incentive, insurance or other benefit plan, program or practice in which the Optionee was participating or participated during the past year or the taking of any action by the Company (or its successor) or any Mediacom Company that does or could adversely affect the Optionee’s participation in, or materially reduces the Optionee’s benefits under, any such plan, program or practice, unless the Company (its successor) or any other Mediacom Company provides the Optionee with an alternative bonus, incentive, insurance or other benefit of substantially equivalent value; or

(C)
a significant reduction in the Optionee’s responsibilities or authority as an employee of any Mediacom Company, or the assignment to the Optionee of any material new duties inconsistent with his or her position, duties, responsibilities and status with the Company (or its successor) or any Mediacom Company, or any removal or failure to reelect the Optionee to any such position, except that the Optionee’s being subject to direction of the Board or any of the Company’s executive officers to whom he or she reports as of the Award Date shall not be “Good Reason” under this clause; or

(D)
the relocation of the office location assigned to the Optionee by the Company to a location more than 25 miles from the Optionee’s principal office without Optionee’s consent in writing, unless the Optionee’s new office location is within 40 miles of Optionee’s principal residence.

4.
Forfeiture of Option and Vested Rights. Notwithstanding any provisions of this Agreement or the Plan, the Option and all Optioned Shares then in possession or control of the Optionee, his or her heirs or legal or personal representatives or any member of his or her immediate family, shall automatically be forfeited and cancelled, regardless of the extent to which such Option may otherwise have been vested or exercisable, upon the determination at any time by the Committee (or in the case of an Optionee who is not an executive officer, by the Chief Executive Officer of the Company), that

(a)	the Optionee has engaged in any of the activities described in Section 3(c)(i) while employed by any Mediacom Company,

(b)	the Optionee has engaged in any of the activities described in Section 3(c)(i)(B), (C), (E), (F) or (G) at any time within one year following Optionee’s Termination of Employment for any reason, or

(c)	the Optionee had engaged in any of the activities described in Section 3(c)(i)(D) at any time within one year following a voluntary Termination of Employment by the Optionee;

provided, however, that (x) at a meeting of the Board called and held (following any applicable grace period) in the city in which the Company’s principal executive offices are located, of which the Optionee was given not less than 10 business days’ prior written notice and at which the Optionee was afforded the opportunity to appear and be heard (and be represented by counsel if he or she so chooses), the Board, by the vote of a majority of its independent directors adopts a written resolution which sets forth the Board’s determination that the Optionee has engaged in such activity and that the Company has suffered significant adverse consequences as a result and which describes in reasonable detail the basis for such determination and (y) during the first year after a Change of Control, the activities described in Section 3(c)(i)(E) through (I) shall not constitute a basis for termination of the Option pursuant to this Section.

5.	Manner of Exercise.

(a)
The Option may be exercised in full at one time or in part from time to time for the number of Optioned Shares then exercisable by giving written notice (“Notice of Exercise”), signed by the person exercising the Option, to the Company, stating the number of Incentive Optioned Shares and the number or Non-Qualified Optioned Shares with respect to which the Option is being exercised and the date of exercise thereof, which date shall be at least five days after the giving of such notice.

(b)
Full payment by the Optionee of the Option Price for the Optioned Shares purchased shall be made on or before the exercise date specified in the Notice of Exercise by (i) delivery of cash or a check payable to the order of the Company in an amount equal to such Option Price, or (ii) subject to such procedures and rules as may be adopted from time to time by the Committee, in accordance with Section 6.5(b) of the Plan (which, generally, provides for payment of the exercise price in Common Stock) or 6.5(d) of the Plan (which provides for cashless exercise through a broker-dealer transaction), or (iii) by any combination of the preceding clauses (i) and (ii), or (iv) by any other alternative exercise method the Company may provide.

(c)
The Mediacom Company that employs the Optionee shall be entitled to require, as a condition of issuing shares upon exercise of the Option, that the Optionee or other person exercising the Option pay any sums required to be withheld by federal, state or local tax law with respect to the exercise of this Option, which payment may be provided (i) in cash pursuant to Section 14.1(a)(i) of the Plan, (ii) by transferring Mature Shares (as defined in the Plan) in accordance with Section 14.1(a)(ii) of the Plan, (iii) by the withholding of shares on Option exercise in accordance with Section 14.1(a)(iii) of the Plan, (iv) by the withholding of compensation otherwise due to the Optionee, or (v) any combination of the preceding clauses (i) through (iv). Alternatively, such Mediacom Company, in its discretion, may make such provisions for the withholding of any taxes as it deems appropriate.

(d)
Without limiting the generality of Section 14 of this Agreement, the Option is subject to Sections 15.4 and 15.5 of the Plan. It is also subject to the requirement that, if at any time the Committee determines, in its discretion, that the consent or approval of any governmental regulatory body or other person is necessary or desirable as a condition of, or in connection with, the issuance of Optioned Shares, no Optioned Shares shall be issued, in whole or in part, unless such consent or approval has been effected or obtained free of any conditions or with such conditions as are acceptable to the Committee. The Company may, at its election, require Optionee to give such representations and take such other actions as, in the reasonable judgment of Company’s legal counsel, are necessary or advisable in order to effect or obtain such consent or approval.

(e)
Subject to subsection 5(d) above, upon exercise of the Option in the manner prescribed by this Section, delivery of a certificate for the Optioned Shares then being purchased shall be made at the principal office of the Company to the person exercising the Option within a reasonable time after the date of exercise specified in the Notice of Exercise.

(f)	The Option may not be exercised with respect to less than 20 Optioned Shares (or the Optioned Shares then subject to purchase under the Option, if less than 20 shares) or for any fractional shares.

6.
Disqualifying Disposition of Incentive Optioned Shares. The Optionee shall notify the Committee in writing of any disposition of the Incentive Optioned Shares under the circumstances described in Section 421(b) of the Code (relating to holding periods and certain disqualifying dispositions) (“Disqualifying Disposition”) within ten (10) days of such a Disqualifying Disposition.

7.
Adjustments. The number of Optioned Shares, the Option Price, period and conditions of exercisability and other terms and conditions of the Option shall be subject to adjustment as provided in the Plan, including, without limitation, Sections 4.2 and 5.7 thereof. In addition, and without limitation, in the event of any merger, consolidation, split-off, spin-off, stock exchange, sale of assets, acquisition of property or stock, separation, reorganization, liquidation or other extraordinary corporate transaction, the Committee shall be authorized, in its discretion, to make provision, prior to the transaction, for the termination of Options that remain unexercised at the time of such transaction or other specified time, or the cancellation thereof in exchange for such payment as shall be deemed by the Committee to be equitable and appropriate.

8.
Non-Transferability of Option. Except as provided in the Plan, the Option shall not be assignable or transferable by the Optionee other than by will or the laws of descent, and shall be exercisable during the lifetime of the Optionee only by the Optionee. The Option shall terminate and become null and void immediately upon the bankruptcy of the Optionee, or upon any attempted assignment or transfer except as herein provided, including, without limitation, any purported assignment, whether voluntary or by operation of law, pledge, hypothecation or other disposition, attachment, or similar process, whether legal or equitable, upon the Option.

9.
No Special Employment Rights. Neither the granting of the Option nor its exercise shall be construed to confer upon the Optionee any right with respect to the continuation of his or her employment by any Mediacom Company or interfere in any way with the right of any Mediacom Company, subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of the Optionee from the rate in existence as of the date hereof. Employment with the Mediacom Companies is “at will” unless otherwise expressly provided in a separate employment agreement.

10.
No Rights of Stockholder. The Optionee shall not be deemed for any purpose to be a stockholder of the Company with respect to the Option except to the extent that the Option shall have been exercised with respect to any Optioned Shares and, in addition, a stock certificate shall have been issued theretofore and delivered to the Optionee.

11.
Amendment. Subject to Section 13.2 of the Plan, the Board or the Committee may amend the Plan in accordance with the provisions of the Plan without the Optionee’s consent. Subject to the terms of the Plan, the Committee may amend this Agreement without the consent of the Optionee unless such amendment would adversely affect in any material way the rights of the Optionee hereunder. For the sake of certainty, an adjustment provided for in Section 7 of this Agreement or Section 4.2 or 5.7 of the Plan is not an amendment requiring Optionee’s consent. Any amendment of this Agreement must be in writing and signed on behalf of the Company by an authorized executive officer. No failure or delay in exercising any power, right, or remedy will operate as a waiver. A waiver, to be effective, must be written and signed by the waiving party.

12.
Notices. Any communication or notice required or permitted to be given hereunder shall be in writing, and, if to the Company, to its principal place of business, attention: Secretary, and, if to the Optionee, to the address as appearing on the records of the Company. Such communication or notice shall be deemed given if and when (a) properly addressed and posted by registered or certified mail, postage prepaid, or (b) delivered by hand.

13.
Incorporation of Plan by Reference. The Option is granted pursuant to the Plan, the terms of which are incorporated herein by reference, and the Option shall in all respects be interpreted in accordance with the Plan. Capitalized terms used, but not defined in this Agreement have the meanings set forth in the Plan. The Committee shall interpret and construe the Plan and this Agreement, and its interpretations and determinations shall be conclusive and binding upon the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.

14.
Enforcement. If any provision of this Agreement, or the application of any such provision to any person or circumstance, is determined by any court of competent jurisdiction to be invalid or unenforceable, such provision shall nevertheless remain in full force and effect in all other circumstances and jurisdictions and such invalidity or unenforceability shall not affect the validity or enforceability of the remaining provisions of this Agreement or the application of such provisions to any other persons or circumstances other than those persons and circumstances within such jurisdiction to which it is held invalid or unenforceable. If such invalidity or unenforceability is due to the court’s determination that the scope of any provision is excessively broad or restrictive under applicable law, such court shall construe such provision by modifying its scope so as to be enforceable to the fullest extent compatible with the applicable law of such jurisdiction then in effect.

15.
Controversies. The Company and the Optionee each consents and agrees that any legal action or proceeding relating to any matters arising out of or in any manner relating to this Agreement may only be brought in a court of the State of New York sitting in the County of New York or in the United States District Court for the Southern District of New York. The Company and the Optionee each also expressly and irrevocably consents and submits to the personal jurisdiction of each of such courts in any such actions or proceedings and waives any claim or defense in any such action or proceeding based on any alleged lack of personal jurisdiction, improper venue, forum non conveniens or any similar basis. Notwithstanding the foregoing, at the election of the Company, any such legal action or proceeding may be fully and finally resolved either by the above-described court or by binding arbitration conducted by the American Arbitration Association in New York, New York in accordance with either its rules for the resolutions of employment disputes or its rules for the resolution of commercial disputes (as also elected by the Company). The Company and the Optionee hereby agree to waive any and all rights that each party has (or may have) to bring such legal actions or proceedings to trial by jury.

16.
Expiration and Termination. This Agreement is subject to the Optionee’s acceptance hereof by signing on the line below and returning an executed counterpart of this Agreement to the Company at its main office in Middletown, New York, by _________________. In the event the Optionee fails to return an executed counterpart of this Agreement to the Company as aforesaid by such date, this Agreement, the Option and all of the other rights granted to the Optionee hereunder shall immediately and automatically TERMINATE AND EXPIRE without any further action or notice by the Company.

17.	Governing Law. The validity, construction and interpretation of this Agreement shall be governed by and determined in accordance with the laws of the State of Delaware.

IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the Award Date.

OPTIONEE:                          MEDIACOM COMMUNICATIONS CORPORATION:

By: _____________________________          By: ____________________________________
Name:                                     Name:
    Title:

                                                                              Exhibit 10.2
MEDIACOM COMMUNICATIONS CORPORATION

                       RESTRICTED STOCK UNIT AWARD AGREEMENT

AGREEMENT, dated as of ________________ (the “Award Date”), between Mediacom Communications Corporation, a Delaware corporation (the “Company”), and ________________ (the “Grantee”).

           W I T N E S S E T H:

WHEREAS, the Board of Directors of the Company (the “Board”) recognizes the need to retain the services of qualified, reliable employees and believes that it is in the best interest of the Company to provide additional forms of compensation to such employees to secure their continued services to the Company; and

WHEREAS, the Board has adopted the Mediacom Communications Corporation 2003 Incentive Plan (the “Plan”), which authorizes the grant of Deferred Stock (hereinafter referred to as “Restricted Stock Units” or “Units”) to officers and employees of the Company or a Subsidiary Corporation (as defined in Section 6.4(h) of the Plan) (the Company and the Subsidiary Companies are collectively referred to herein as the “Mediacom Companies” and individually as a “Mediacom Company”) on such terms and conditions as specified in the award agreement; and

WHEREAS, the Compensation Committee of the Board (the “Committee”) has determined that it would be in the best interests of the Company to grant Restricted Stock Units to the Grantee as provided for herein;

NOW, THEREFORE, the parties hereto hereby agree as follows:

1.
Grant of Restricted Stock Units. Subject to the terms and conditions of the Plan and this Agreement, the Company hereby grants to the Grantee, as of the date hereof _____________ Restricted Stock Units. Each vested Restricted Stock Unit entitles the Grantee to receive one share of the Company’s Class A Common Stock, $0.01 par value per share (“Common Stock”), at such time and in such manner as provided in Sections 5 below.

2.
Vesting of Units. Subject to accelerated vesting as set forth in Section 3 below and subject to such restrictions and limitations as are provided in the Plan and as are set forth in this Agreement, the Restricted Stock Units shall become vested and nonforfeitable on ______________ (the “Vesting Date”). The Company will deliver to the Grantee one share of the Company’s Common Stock for each vested Unit as provided in Section 5 below.

3.	Acceleration of Vesting or Forfeiture Upon Termination of Employment.

(a)
Voluntary Termination of Employment. Except as provided in Section 3(f) below (pertaining to Termination of Employment following a Change of Control), if Grantee voluntarily ceases to be an employee of any Mediacom Company (a “Termination of Employment”) for any reason other than Disability or for Good Reason (as defined in Section 3(g)(iii) below) prior to the Vesting Date, the Restricted Stock Units shall immediately expire and the Grantee shall forfeit all unvested Units.

(b)
Termination of Employment for Cause. In the event of Grantee’s Termination of Employment prior to the Vesting Date by any Mediacom Company for Cause (as defined in Section 3(f)(i) below), then all unvested Restricted Stock Units shall immediately expire and the Grantee shall forfeit all unvested Units.

(c)
Termination of Employment Due to Death or Disability. In the event of Grantee’s Termination of Employment prior to the Vesting Date due to death or Disability, the unvested Restricted Stock Units shall immediately become nonforfeitable as of the date of the Grantee’s Termination of Employment due to death or Disability.

(d)
Termination of Employment by the Company Without Cause. Except as provided in Section 3(f) below (pertaining to Termination of Employment following a Change of Control), in the event of Grantee’s Termination of Employment by the Mediacom Companies for reasons other than Cause prior to the Vesting Date, a pro-rata portion of the unvested Units shall immediately vest upon such Termination of Employment. The number of Units that will become vested and nonforfeitable pursuant to the preceding sentence shall equal the product of (i) the aggregate number of unvested Units subject to this Award multiplied by (ii) a fraction, the numerator of which is the number of days that have elapsed from the Award Date to the date of Grantee’s Termination of Employment by the Mediacom Companies without Cause, and the denominator of which is the number of days from the Award Date to the Vesting Date. Any fractional shares of Common Stock will be rounded up to the nearest whole share. The Grantee shall forfeit all remaining unvested Units as of his or her Termination of Employment.

(e)
Termination of Employment by the Grantee for Good Reason. Except as provided in Section 3(f) below (pertaining to Termination of Employment following a Change of Control), in the event Grantee has a voluntary Termination of Employment for Good Reason (as defined in Section 3(g)(iii) below) prior to a Vesting Date, a portion of the unvested Units shall immediately vest upon such Termination of Employment. The number of Units that will become vested and nonforfeitable pursuant to the preceding sentence shall equal the product of (i) the aggregate number of unvested Units subject to this Award multiplied by (ii) a fraction, the numerator of which is the number of days that have elapsed from the Award Date to the date of Grantee’s Termination of Employment for Good Reason, and the denominator of which is the number of days from the Award Date to the Vesting Date. Any fractional shares of Common Stock will be rounded up to the nearest whole share. The Grantee shall forfeit all remaining unvested Units as of his or her Termination of Employment.

(f)
Termination of Employment Following a Change of Control. Notwithstanding any contrary provision of this Agreement or the Plan, all of the Restricted Stock Units subject to this Award shall immediately vest and become nonforfeitable as of the date of Grantee’s Termination of Employment prior to the Vesting Date if (i) during the one year period following a Change of Control (as defined in Section 3(g)(ii) below) the Grantee has a voluntary Termination of Employment for Good Reason (as defined in Section 3(g)(iii) below) or a Termination of Employment by the Mediacom Companies for reasons other than Cause and (ii) such Termination of Employment occurs at a time when Rocco B. Commisso is not the Chief Executive Officer of the Company (or its successor).

(g)	Definitions. For purposes of this Agreement, the following terms shall have the following meaning:

(i)
Cause. “Cause” shall exist when the Committee (or, in the case of an Grantee who is not an executive officer, when the Chief Executive Officer of the Company) determines in good faith that the Grantee has:

(A)	committed a criminal act punishable as a felony or a misdemeanor involving fraud, dishonesty or moral turpitude; or

(B)
willfully violated any material law or regulation applicable to the Company or any of its Affiliates (as defined in the Plan) or any predecessor in interest to any cable system or business of the Company or any of its Affiliates (a “predecessor”), including, without limitation, any law or regulation relating to the trading in securities of the Company or any Affiliate or predecessor); or

(C)
used for his or her own benefit or disclosed to any person information concerning any Mediacom Company that is confidential and proprietary to such Mediacom Company (including, but not limited to, information concerning financial matters, customers and vendors, employees and other personnel, relationships with industry executives and advisors, business methods and systems, and business operational plans, policies and directions) unless (x) disclosure of such information is compelled by applicable law or governmental agency, provided that to the extent not prohibited from so doing under applicable law, the Grantee must give the Mediacom Companies prior written notice of the information to be so disclosed or (y) the Grantee had a reasonable and good faith belief that such disclosure was required by the performance of his duties to the Mediacom Companies; or

(D)
rendered services as an officer, director, employee, consultant or agent to any corporation, company or other form of enterprise that directly or through affiliated entities, (x) competes with any Mediacom Company in any franchise area in which the Grantee performed significant services while employed by a Mediacom Company or which was within the management or supervisory jurisdiction of the Grantee while so employed, or (y) otherwise competes with the Company in any material respect; or

(E)
solicited, encouraged or otherwise assisted any person then employed by any Mediacom Company to leave such employ for employment with an employer that is not a Mediacom Company or an Affiliate of the Company; or

(F)
made any statement that is negative or derogatory in any way to any Mediacom Company, its business or any of its directors or executive officers and that the Committee determines to be materially injurious to any Mediacom Company; or

(G)
materially breached any agreement or understanding between the Grantee and any Mediacom Company or any predecessor in interest to any cable system or business of any Mediacom Company regarding the terms of Grantee’s service as an employee, officer, director or consultant to any Mediacom Company, including, without limitation, this Agreement, Grantee’s employment agreement (if any), and any applicable invention assignment, confidentiality or non-competition agreement or similar agreement; or

(H)
failed to perform the material duties required of the Grantee as an employee, officer, director or consultant of any Mediacom Company (other than as a result of a disability) diligently and in a manner consistent with prudent business practices and continued such failure after having been given notice of such failure by such Mediacom Company; or

(I)
intentionally or willfully disregarded in any material respect any of the policies of any Mediacom Company and continued such failure after having been given notice of such failure by such Mediacom Company;

provided, however, that (x) a Termination of Employment shall not be deemed to be for “Cause” unless at a meeting of the Board called and held (following any applicable grace period) in the city in which the Company’s principal executive offices are located, of which the Grantee was given not less than 10 business days’ prior written notice and at which the Grantee was afforded the opportunity to appear and be heard (and be represented by counsel if he or she so chooses), the Board, by the vote of a majority of its independent directors adopts a written resolution that sets forth the Board’s determination that Cause (as defined herein) exists and the basis for such determination and (y) if the Grantee’s Termination of Employment occurs during the one year period following a Change of Control and at a time when Rocco B. Commisso, is not the Chief Executive Officer of the Company, then “Cause” shall not include any act or omission described in clauses (E) through (I) of the foregoing definition.

(ii)	Change of Control. A “Change of Control” occurs if and when:

(A)	the Company sells all or substantially all of its assets (whether in a single or series or related transactions), or

(B)
any person or group, other than Rocco B. Commisso becomes the direct or indirect beneficial owner of securities of the Company (or its successor) representing more than 50% of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from the rights accruing under special circumstances) having the right to vote in the election of directors, regardless of whether such beneficial ownership is acquired as the result of a purchase or other voluntary or involuntary acquisition of securities from the Company or any of its shareholders or a merger or consolidation or any other form of transaction or event or as the result of a single transaction or event or multiple related or unrelated transactions or events. For purposes of the foregoing definition, the terms “person,” “group” and “beneficial owner” (and correlative terms such as “beneficial ownership”) shall have the meanings given to them by the Securities and Exchange Commission (the “SEC”) for purposes of Section 13(d) of the Securities Exchange Act of 1934, as in effect on the Award Date (the “Exchange Act”), and the number or percentage of any securities beneficially owned by any person or group as of any time shall be determined in accordance with the SEC’s rules under the Exchange Act as in effect on the Award Date.

(iii)
Good Reason. The Grantee shall have “Good Reason” to terminate employment with the Mediacom Companies if any of the following events shall occur within one year after a Change of Control and at a time when Rocco B. Commisso is not the Chief Executive Officer of the Company and if the Grantee voluntarily terminates his or her employment with the Company (or its successor) and all other Mediacom Companies within 180 days after such occurrence:

(A)	any reduction in Grantee’s salary (other than a reduction to which the Grantee specifically consents in writing); or

(B)
any failure by the Company (or its successor) or any Mediacom Company to continue in effect any bonus, incentive, insurance or other benefit plan, program or practice in which the Grantee was participating or participated during the past year or the taking of any action by the Company (or its successor) or any Mediacom Company that does or could adversely affect the Grantee’s participation in, or materially reduces the Grantee’s benefits under, any such plan, program or practice, unless the Company (its successor) or any other Mediacom Company provides the Grantee with an alternative bonus, incentive, insurance or other benefit of substantially equivalent value; or

(C)
a significant reduction in the Grantee’s responsibilities or authority as an employee of any Mediacom Company, or the assignment to the Grantee of any material new duties inconsistent with his or her position, duties, responsibilities and status with the Company (or its successor) or any Mediacom Company, or any removal or failure to reelect the Grantee to any such position, except that the Grantee’s being subject to direction of the Board or any of the Company’s executive officers to whom he or she reports as of the Award Date shall not be “Good Reason” under this clause; or

(D)
the relocation of the office location assigned to the Grantee by the Company to a location more than 25 miles from the Grantee’s principal office without Grantee’s consent in writing, unless the Grantee’s new office location is within 40 miles of Grantee’s principal residence.

4.
Forfeiture of Units and Shares. Notwithstanding any provisions of this Agreement or the Plan, the Units granted hereunder and all shares of Common Stock then in possession or control of the Grantee, his or her heirs or legal or personal representatives or any member of his or her immediate family that were delivered to the Grantee in settlement of Units shall be automatically forfeited and cancelled, regardless of the extent to which the Grantee may have otherwise vested in such Units, upon the determination at any time by the Committee (or in the case of a Grantee who is not an executive officer, by the Chief Executive Officer of the Company), that

(a)	the Grantee has engaged in any of the activities described in Section 3(g)(i) while employed by any Mediacom Company,

(b)
the Grantee has engaged in any of the activities described in Section 3(g)(i)(B), (C), (E), (F) or (G) at any time within one year following Grantee’s Termination of Termination of Employment for any reason, or

(c)	the Grantee had engaged in any of the activities described in Section 3(g)(i)(D) at any time within one year following a voluntary Termination of Employment by the Grantee;

provided, however, that (x) at a meeting of the Board called and held (following any applicable grace period) in the city in which the Company’s principal executive offices are located, of which the Grantee was given not less than 10 business days’ prior written notice and at which the Grantee was afforded the opportunity to appear and be heard (and be represented by counsel if he or she so chooses), the Board, by the vote of a majority of its independent directors adopts a written resolution which sets forth the Board’s determination that the Grantee has engaged in such activity and that the Company has suffered significant adverse consequences as a result and which describes in reasonable detail the basis for such determination and (y) during the first year after a Change of Control, the activities described in Section 3(g)(i)(E) through (I) shall not constitute a basis for forfeiture and cancellation of the Units and shares of Common Stock pursuant to this Section.

5.	Delivery of Shares.

(a)
Timing. The Company shall deliver to the Grantee or his or her legal or personal representative shares of Common Stock underlying the vested Units as soon as reasonably practicable on or after (but not later than two months after) the earliest of: (i) the Vesting Date, (ii) the date of the Grantee’s death, or (iii) the date which is six months following the date on which such Units vest in accordance with Section 3 above.

(b)
Method. The Company shall deliver the shares of Common Stock underlying the vested Units at the time specified in Section 5(a) above, by issuing a certificate for such shares to the Grantee or his or her legal or personal representative. Alternatively, in the Company’s discretion, the Company may cause such shares to be registered in book entry form and deliver a statement reflecting beneficial ownership of such shares. Record ownership, or beneficial ownership if registered in book entry form, shall be in the name of Grantee (or, if a proper assignment has been made, his or her authorized assignee or legal representative). The Grantee is responsible for complying with any securities and exchange control laws or any other legal requirements applicable to the Grantee in connection with the grant of any Units, the vesting of Units, the receipt of any shares of Common Stock underlying any vested Units and the disposition of any such shares.

(c)
Delay if Issuance Would Violate Applicable Securities Laws. The Company shall not be obligated to issue or deliver any shares or any certificate or instrument evidencing any shares of Common Stock if the Company determines in good faith that such issuance or delivery would constitute a violation by Grantee or the Company of any applicable securities law, regulation or rule or requirement of any governmental authority or agency or any stock exchange or transaction quotation system on which the Common Stock is or becomes listed; provided, however, that the Company will issue and deliver the shares of Common Stock underlying vested Units on the earliest date following the delivery date specified in Section 5(a) that the Company determines that the issuance or delivery of such shares will no longer constitute a violation of any applicable securities law, regulation or rule or requirement of any governmental authority or agency or any stock exchange or transaction quotation system on which the Common Stock is or becomes listed. The Company shall have no obligation to register, qualify or list any Units or Shares with the Securities and Exchange Commission, any state securities commission or any stock exchange or stock quotation system.

6.	Dividend Equivalents; Adjustments.

(a)
Dividend Equivalents. Whenever dividends are paid or distributions are made with respect to shares of Common Stock, the Grantee will be credited with Dividend Equivalents (as defined in the Plan) with respect to the Grantee’s Restricted Stock Units as of the record date for such dividend or distribution. Such Dividend Equivalents will credited to the Grantee in the form of additional Restricted Stock Units in a number determined by dividing the aggregate value of such Dividend Equivalents by the fair market value of a share of Common Stock at the payment date of the dividend or distribution (rounding to the nearest whole number of shares). The additional Restricted Stock Units credited to Grantee pursuant to this Section 6(a) will be subject to the same vesting and delivery conditions that apply to the Restricted Stock Units with respect to which the Dividend Equivalents are issued.

(b)
Adjustments for Mergers, Etc. In the event that the Committee determines that any dividend or other distribution (whether in the form of shares of Common Stock, or other property), recapitalization, forward or reverse stock split, subdivision, consolidation or reduction of capital, reorganization, merger, consolidation, scheme of arrangement, split-up, spin-off or combination involving the Company or repurchase or exchange of Common Stock or other securities of the Company or other rights to purchase Common Stock or other securities of the Company, or other similar corporate transaction, then the Committee shall, in such manner as it may deem equitable, adjust any or all of the number of Restricted Stock Units and type of shares (or other securities or property) underlying the Restricted Stock Units as provided in the Plan, including, without limitation, Sections 4.2 and 5.7 thereof.

7.
Termination of Units Upon Change of Control. In addition, and without limitation, in the event of a change of control of the Company as defined in applicable regulations or rulings promulgated under Section 409A of the Code, the Committee shall be authorized, in its discretion without the consent of the Grantee, to make provision for the cancellation of the unvested Units at any time during the period commencing thirty (30) days before and ending 12 months after any such change of control of the Company in exchange for cash, shares of Common Stock or such other property as the Committee shall determine in its discretion, which have a value that is equivalent to the value of the shares of Common Stock underlying such Restricted Stock Units immediately prior to the cancellation of such Units.

8.
Non-Transferability of Units. Except as provided in the Plan, the Restricted Stock Units shall not be assignable or transferable by the Grantee other than by will or the laws of descent. The Units shall terminate and become null and void immediately upon the bankruptcy of the Grantee, or upon any attempted assignment or transfer except as herein provided, including, without limitation, any purported assignment, whether voluntary or by operation of law, pledge, hypothecation or other disposition, attachment, or similar process, whether legal or equitable, upon the Units.

9.
No Special Employment Rights. Neither the granting of the Units nor the vesting of the Units shall be construed to confer upon the Grantee any right with respect to the continuation of his or her employment by any Mediacom Company or interfere in any way with the right of any Mediacom Company, subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of the Grantee from the rate in existence as of the date hereof. Employment with the Mediacom Companies is “at will” unless otherwise expressly provided in a separate employment agreement.

10.
No Rights of Stockholder. The Grantee shall not be deemed for any purpose to be a stockholder of the Company with respect to the Restricted Stock Units except to the extent that the Units vest and the shares of Common Stock underlying such vested Units have been issued and delivered to the Grantee.

11.
Amendment. Subject to Section 13.2 of the Plan, the Board or the Committee may amend the Plan in accordance with the provisions of the Plan without the Grantee’s consent. Subject to the terms of the Plan, the Committee may amend this Agreement without the consent of the Grantee unless such amendment would adversely affect in any material way the rights of the Grantee hereunder. For the sake of certainty, an adjustment provided for in Section 6 of this Agreement or Section 4.2 or 5.7 of the Plan and the cancellation of the Units upon a change of control of the Company as provided in Section 7 shall not constitute an amendment requiring Grantee’s consent. Any amendment of this Agreement must be in writing and signed on behalf of the Company by an authorized executive officer. No failure or delay in exercising any power, right, or remedy will operate as a waiver. A waiver, to be effective, must be written and signed by the waiving party.

12.
Notices. Any communication or notice required or permitted to be given hereunder shall be in writing, and, if to the Company, to its principal place of business, attention: Secretary, and, if to the Grantee, to the address as appearing on the records of the Company. Such communication or notice shall be deemed given if and when (a) properly addressed and posted by registered or certified mail, postage prepaid, or (b) delivered by hand.

13.
Incorporation of Plan by Reference. This award of Restricted Stock Units is granted pursuant to the Plan, the terms of which are incorporated herein by reference, and this Agreement shall in all respects be interpreted in accordance with the Plan. Capitalized terms used, but not defined in this Agreement have the meanings set forth in the Plan. The Committee shall interpret and construe the Plan and this Agreement, and its interpretations and determinations shall be conclusive and binding upon the parties hereto and any other person claiming an interest hereunder, with respect to any issue arising hereunder or thereunder.

14.
Enforcement. If any provision of this Agreement, or the application of any such provision to any person or circumstance, is determined by any court of competent jurisdiction to be invalid or unenforceable, such provision shall nevertheless remain in full force and effect in all other circumstances and jurisdictions and such invalidity or unenforceability shall not affect the validity or enforceability of the remaining provisions of this Agreement or the application of such provisions to any other persons or circumstances other than those persons and circumstances within such jurisdiction to which it is held invalid or unenforceable. If such invalidity or unenforceability is due to the court’s determination that the scope of any provision is excessively broad or restrictive under applicable law, such court shall construe such provision by modifying its scope so as to be enforceable to the fullest extent compatible with the applicable law of such jurisdiction then in effect.

15.
Controversies. The Company and the Grantee each consents and agrees that any legal action or proceeding relating to any matters arising out of or in any manner relating to this Agreement may only be brought in a court of the State of New York sitting in the County of New York or in the United States District Court for the Southern District of New York. The Company and the Grantee each also expressly and irrevocably consents and submits to the personal jurisdiction of each of such courts in any such actions or proceedings and waives any claim or defense in any such action or proceeding based on any alleged lack of personal jurisdiction, improper venue, forum non conveniens or any similar basis. Notwithstanding the foregoing, at the election of the Company, any such legal action or proceeding may be fully and finally resolved either by the above-described court or by binding arbitration conducted by the American Arbitration Association in New York, New York in accordance with either its rules for the resolutions of employment disputes or its rules for the resolution of commercial disputes (as also elected by the Company). The Company and the Grantee hereby agree to waive any and all rights that each party has (or may have) to bring such legal actions or proceedings to trial by jury.

16.
Expiration and Termination. This Agreement is subject to the Grantee’s acceptance hereof by signing on the line below and returning an executed counterpart of this Agreement to the Company at its main office in Middletown, New York, by ___________________. In the event the Grantee fails to return an executed counterpart of this Agreement to the Company as aforesaid by such date, this Agreement, the Restricted Stock Units and all of the other rights granted to the Grantee hereunder shall immediately and automatically TERMINATE AND EXPIRE without any further action or notice by the Company.

17.	Governing Law. The validity, construction and interpretation of this Agreement shall be governed by and determined in accordance with the laws of the State of Delaware.

IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the Award Date.

GRANTEE:                            MEDIACOM COMMUNICATIONS CORPORATION:

By: _____________________________         By: ____________________________________

Name:                              Name:
                     Title:

CERTIFICATIONS
                                                                         Exhibit 31.1
I, Rocco B. Commisso, certify that:

(1) I have reviewed this report on Form 10-Q of Mediacom Communications Corporation;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 9, 2006	By:	/s/ Rocco B. Commisso Rocco B. Commisso Chairman and Chief Executive Officer

Exhibit 31.1

CERTIFICATIONS

I, Mark E. Stephan, certify that:

(1) I have reviewed this report on Form 10-Q of Mediacom Communications Corporation;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 9, 2006	By:	/s/ Mark E. Stephan Mark E. Stephan Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mediacom Communications Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Rocco B. Commisso, Chief Executive Officer and Mark E. Stephan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and,

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 9, 2006	By:	/s/ Rocco B. Commisso Rocco B. Commisso Chairman and Chief Executive Officer

By:	/s/ Mark E. Stephan Mark E. Stephan Executive Vice President and Chief Financial Officer