Form 10-Q
period 2006-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2006-11-07
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
☐ Yes       ☑ No
As of October 31, 2006, there were 82,725,781 shares of Class A common stock and 27,061,237 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,158	$17,281
Accounts receivable, net of allowance for doubtful accounts of $2,407 and $3,078, respectively	71,641	63,845
Prepaid expenses and other current assets	22,066	23,046
Deferred tax assets	2,547	2,782

Total current assets	122,412	106,954
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,374,837 and $1,229,738, respectively	1,451,702	1,453,588
Franchise rights, net of accumulated amortization of $140,947	1,803,971	1,803,971
Goodwill, net of accumulated amortization of $3,232	221,382	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $159,303 and $157,755, respectively	12,275	13,823

Total investment in cable television systems	3,489,330	3,492,764
Other assets, net of accumulated amortization of $21,008 and $24,617, respectively	31,139	49,780

Total assets	$3,642,881	$3,649,498

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$252,800	$270,137
Deferred revenue	45,807	41,073
Current portion of long-term debt	66,628	222,770

Total current liabilities	365,235	533,980
Long-term debt, less current portion	3,083,934	2,836,881
Deferred tax liabilities	261,740	200,090
Other non-current liabilities	24,707	19,440

Total liabilities	3,735,616	3,590,391
Commitments and contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,781,393 shares issued and 82,717,781 shares outstanding as of September 30, 2006 and 93,280,535 shares issued and 88,050,009 shares outstanding as of December 31, 2005	937	933
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,061,237 shares issued and outstanding as of September 30, 2006 and 27,336,939 shares issued and outstanding as of December 31, 2005, respectively	271	274
Additional paid-in capital	989,580	990,584
Deferred compensation	—	(4,857)
Accumulated deficit	(1,022,501)	(901,191)
Treasury stock, at cost, 11,063,612 and 5,230,526 shares of Class A common stock, as of September 30, 2006 and December 31, 2005, respectively	(61,022)	(26,636)

Total stockholders’ (deficit) equity	(92,735)	59,107

Total liabilities and stockholders’ (deficit) equity	$3,642,881	$3,649,498

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$305,556	$274,959	$897,326	$818,535
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $53,572, $54,851, $161,473 and $162,530, respectively, shown separately below)	124,427	111,462	364,855	325,911
Selling, general and administrative expenses	65,317	58,019	184,328	171,763
Corporate expenses	6,277	5,466	18,158	16,355
Depreciation and amortization	53,572	54,851	161,473	162,530

Operating income	55,963	45,161	168,512	141,976
Interest expense, net	(57,125)	(52,374)	(169,667)	(153,784)
Loss on early extinguishment of debt	(28,298)	—	(35,831)	(4,742)
(Loss) gain on derivatives, net	(15,851)	5,092	(14,528)	11,513
Gain on sale of assets and investments, net	—	1,445	—	2,628
Other expense	(2,124)	(2,047)	(7,750)	(7,276)

Loss before (provision for) benefit from income taxes	(47,435)	(2,723)	(59,264)	(9,685)
(Provision for) benefit from income taxes	(42,392)	(8)	(62,045)	124

Net loss	$(89,827)	$(2,731)	$(121,309)	$(9,561)

Basic — weighted average shares outstanding	109,689	116,864	111,366	117,401
Basic — loss per share	$(0.82)	$(0.02)	$(1.09)	$(0.08)
Diluted — weighted average shares outstanding	109,689	116,864	111,366	117,401
Diluted — loss per share	$(0.82)	$(0.02)	(1.09)	(0.08)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,309)	$(9,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	161,473	162,530
Loss (gain) on derivatives, net	14,528	(11,513)
Gain on sale of assets and investments, net	—	(2,628)
Loss on early extinguishment of debt	11,206	4,742
Amortization of deferred financing costs	4,718	4,805
Share-based compensation	3,280	937
Deferred income taxes	61,887	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(7,796)	(798)
Prepaid expenses and other assets	(2,287)	(4,677)
Accounts payable and accrued expenses	(31,540)	(17,779)
Deferred revenue	4,734	1,759
Other non-current liabilities	(3,087)	(6,666)

Net cash flows provided by operating activities	95,807	121,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156,652)	(179,230)
Proceeds from sale of assets and investments	—	4,616

Net cash flows used in investing activities	(156,652)	(174,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	2,106,000	778,750
Repayment of debt	(1,442,590)	(720,037)
Redemption/repayment of senior notes	(572,500)	(202,834)
Issuance of senior notes	—	200,000
Repurchases of Class A common stock	(34,386)	(6,335)
Proceeds from issuance of common stock in employee stock purchase plan	910	954
Other financing activities — book overdrafts	12,481	(8,989)
Financing costs	(193)	(6,330)

Net cash flows provided by financing activities	69,722	35,179

Net increase (decrease) in cash and cash equivalents	8,877	(18,284)
CASH AND CASH EQUIVALENTS, beginning of period	17,281	23,875

CASH AND CASH EQUIVALENTS, end of period	$26,158	$5,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$200,689	$184,425

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). MCC owns and operates cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods, except for the adoption of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as discussed in Note 7. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2006.
Allowance for Doubtful Accounts
The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the three months ended September 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its advertising business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.4 million for the three and nine months ended September 30, 2006.
During the nine months ended September 30, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $1.0 million for nine months ended September 30, 2006.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No 140” (“SFAS No. 156”). SFAS No 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its consolidated financial condition or results of operations.
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation shall be effective for fiscal years beginning after December 15, 2006 and the Company does not believe the adoption of FIN 48 will have a material impact on the its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.
3. LOSS PER SHARE
The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 computes basic loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potentially dilutive securities include common shares which may be issued upon exercise of its stock options, conversion of convertible senior notes or vesting of restricted stock units. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of the Company’s Class A common stock during the period.
For the three and nine months ended September 30, 2006 and 2005, the Company generated net losses so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three months ended September 30, 2006 excludes approximately 1.6 million potential common shares related to the Company’s share-based compensation plans. Diluted loss per share for the nine months ended September 30, 2006 excludes approximately 1.5 million potential common shares related to the Company’s share-based compensation plans and 9.2 million potential common shares related to the Company’s convertible senior notes. Diluted loss per share for the three and nine months ended September 30, 2005 excludes approximately 1.1 million potential common shares related to the Company’s share-based compensation plans, and 9.2 million potential common shares related to the Company’s convertible senior notes.

The following table reconciles basic and diluted loss per share for the periods presented (amounts in thousands, except per share data):

	For the Three Months Ended September 30,
	2006			2005
	Net		Amount	Net		Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic loss per share	$(89,827)	109,689	$(0.82)	$(2,731)	116,864	$(0.02)
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—

Diluted loss per share	$(89,827)	109,689	$(0.82)	$(2,731)	116,864	$(0.02)

	For the Nine Months Ended September 30,
	2006			2005
	Net		Amount	Net		Amount
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic loss per share	$(121,309)	111,366	$(1.09)	$(9,561)	117,401	$(0.08)
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—

Diluted loss per share	$(121,309)	111,366	$(1.09)	$(9,561)	117,401	$(0.08)

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Cable systems, equipment and subscriber devices	$2,665,440	$2,531,840
Vehicles	65,594	64,729
Furniture, fixtures and office equipment	47,122	38,955
Buildings and leasehold improvements	41,020	40,653
Land and land improvements	7,363	7,149

Accumulated depreciation	(1,374,837)	(1,229,738)

Property, plant and equipment, net	$1,451,702	$1,453,588

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Accrued programming costs	$48,827	$52,807
Book overdrafts(1)	38,811	26,330
Accrued interest	35,049	65,282
Accrued payroll and benefits	29,879	25,824
Accrued taxes and fees	27,286	30,617
Other accrued expenses	20,265	25,080
Accrued property, plant and equipment	17,663	14,839
Accrued service costs	15,172	12,933
Subscriber advance payments	11,334	10,096
Accounts payable	8,514	6,329

	$252,800	$270,137

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

6. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2006	2005
Bank credit facilities	$2,323,875	$1,658,750
11% senior notes due 2006	—	400,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	200,000	200,000
5 1/4% convertible senior notes due 2006	—	172,500
Capital lease obligations	1,687	3,401

	$3,150,562	$3,059,651
Less: Current portion	66,628	222,770

Total long-term debt	$3,083,934	$2,836,881

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
On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used: (i) to repay the Company’s 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest; (ii) to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our subsidiary credit facilities; and (iii) for working capital purposes.
The average interest rates on outstanding debt under the bank credit facilities as of September 30, 2006 and 2005, were 6.9% and 5.6%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2006, the Company had unused credit commitments of approximately $551.4 million under its bank credit facilities, of which approximately $370.7 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of September 30, 2006.
As of September 30, 2006, approximately $32.2 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.

11% Senior Notes
On June 16, 2006, the Company notified the holders of the 11% senior notes due 2006 (the “11% Notes”), that they would be redeemed in July 2006. On July 17, 2006, the Company redeemed all of the outstanding 11% Notes. The redemption price was $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium. The accrued interest paid was $22.2 million. The Company funded the redemption with drawdowns on the revolving credit portions of its subsidiary credit facilities.
5.25% Convertible Senior Notes
On June 29, 2006, the Company paid the entire outstanding principal amount of its 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest.
Interest Rate Exchange Agreements
The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of September 30, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $1.1 billion is fixed at a weighted average rate of approximately 4.2%. In addition, in June 2006, the Company entered into forward interest rate exchange agreements that fixed interest rates at a weighted average of approximately 5.4% on $300.0 million of floating rate debt for three years commencing on December 29, 2006. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended September 30, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million, $200.0 million, $700.0 million and $200.0 million during the years ended December 31, 2006, 2007, 2009 and 2010, respectively.
As of September 30, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet a net accumulated liability for derivatives of $1.7 million. As a result of the mark-to-market valuations on these interest rate swaps, the Company recorded a loss on derivatives of $15.9 million and $14.5 million for the three and nine months ended September 30, 2006, respectively, and a gain on derivatives of $5.1 million and $11.5 million for the three and nine months ended September 30, 2005, respectively.
Loss on Early Extinguishment of Debt
For the three months ended September 30, 2006, the Company recorded in its consolidated statement of operations a loss on early extinguishment of debt of $28.3 million, representing $22.0 million of call premium and the write-off of $6.3 million of unamortized deferred financing costs. For the nine months ended September 30, 2006, the Company recorded in its consolidated statement of operations a loss on early extinguishment of debt of $35.8 million, representing $22.0 million of call premium, $2.6 million of bank fees and the write-off of $11.2 million of unamortized deferred financing costs.
7. STOCKHOLDERS’ (DEFICIT) EQUITY
Stock Repurchase Plans
As of December 31, 2005, $23.4 million remained available under the Company’s stock repurchase program. In February 2006, the Board of Directors authorized an additional $50.0 million stock repurchase program. During the three months ended September 30, 2006, the Company did not repurchase any shares. During the nine months ended September 30, 2006, the Company repurchased approximately 5.82 million shares for an aggregate cost of $34.4 million, at an average price of $5.90. As of September 30, 2006, approximately $39.0 million remains available under the Company’s stock repurchase program.
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

Under this method, prior periods are not restated and the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of the Company’s stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-based Payment” (SAB No. 107), relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.
Impact of the Adoption of SFAS No. 123(R)
Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was $0.7 million and $1.7 million for the three and nine months ended September 30, 2006, respectively. Compensation expense related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.
Total share-based compensation expense was as follows (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Share-based compensation expense by type of award:
Employee stock options	$591	$1,649
Employee stock purchase plan	132	221
Restricted stock units	504	1,410

Total share-based compensation expense	1,227	3,280
Tax effect on stock-based compensation expense	—	—

Net effect on net loss	$(1,227)	$(3,280)

Effect on loss per share:
Basic and diluted	(0.01)	(0.03)
As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123(R) was not material. The total future compensation cost related to unvested share-based awards that are expected to vest was $7.5 million as of September 30, 2006, which will be recognized over a weighted average period of 2.3 years.
In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards. The Company has not yet adopted a method for calculating tax effects of share-based compensation pursuant to SFAS No. 123(R).

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss and loss per share would have been as follows for the three and nine months ended September 30, 2005 (dollars in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(2,731)	$(9,561)
Add:
Total share-based compensation expense included in net loss as reported	396	937
Deduct:
Total share-based compensation expense determined under fair value based method for all awards	(1,358)	(3,833)

Pro forma net loss	$(3,693)	$(12,457)

Basic and diluted loss per share:
As reported	$(0.02)	$(0.08)

Pro forma	$(0.03)	$(0.11)

Valuation Assumptions
As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected volatility	55.3%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	4.0%	4.7%	4.0%
Expected option life (in years)	4.1	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	—	—
The Company does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the Company’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the three and nine months ended September 30, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures.
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

The following table summarized the activity of the Company’s option plans for the nine months ended September 30, 2006:

			Weighted Average
			Remaining
			Contractual
		Weighted Average	Term
	Shares	Exercise Price	(in years)
Outstanding at January 1, 2006	4,931,915	$14.12
Granted	415,000	5.73
Exercised	—	—
Forfeited	(159,175)	13.95
Expired	—	—

Outstanding at September 30, 2006	5,187,740	$13.03	4.7

Exercisable at September 30, 2006	3,918,925	$15.38	4.4

The weighted average fair value at the date of grant of a Class A common stock option granted under the Company’s option plan during the nine months ended September 30, 2006 and 2005 was $5.73 and $5.91, respectively. During the nine months ended September 30, 2006, approximately 422,111 shares vested with a weighted average exercise price of $8.92.
The following table summarizes information concerning stock options outstanding as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic	Number of	Remaining	Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value (in	Shares	Contractual	Exercise	Value (in
Exercise Prices	Outstanding	Life	Price	thousands)	Outstanding	Life	Price	thousands)
$5.00 - $12.00	2,547,080	5.9 years	$7.80	$423	1,291,865	6.2 years	$8.69	$59
$12.01 - $18.00	473,170	4.5 years	17.09	—	459,570	4.5 years	17.11	—
$18.01 - $22.00	2,167,490	3.4 years	19.01	—	2,167,490	3.4 years	19.01	—

	5,187,740	4.7 years	$13.33	$423	3,918,925	4.4 years	$15.38	$59

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s average stock price of $6.26 per share during the nine months ended September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
Restricted Stock Units
The Company grants restricted stock units (“RSUs”) to certain employees and directors (together, the “participants”) in Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding RSUs, based on the Company’s average stock price of $6.26 per share during the nine months ended September 30, 2006, was $9.3 million.

The following table summarizes the activity of the Company’s restricted stock unit awards for the nine months ended September 30, 2006:

		Weighted
	Number of Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value
Unvested Awards at January 1, 2006	1,132,300	$5.46
Granted	484,700	5.77
Awards Vested	(41,250)	5.78
Forfeited	(90,150)	5.52

Unvested Awards at September 30, 2006	1,485,600	$5.55

Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 89,589 and 87,309 for the three months ended September 30, 2006 and 2005, respectively. Shares purchased by employees amounted to 183,905 and 173,024 for the nine months ended September 30, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.4 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively. The net proceeds to the Company were approximately $0.9 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense related to the adoption of SFAS 123(R) was $0.1 million and $0.2 million for the three and nine months ended September 30, 2006. Compensation expense was not recorded on the issuance of these shares in accordance with APB No. 25 for the nine months ended September 30, 2005.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, a wholly owned subsidiary of the Company, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed on April 24, 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that Mediacom LLC was required but failed to obtain permission from the landowners to place the cable. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006. Mediacom LLC’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri, dated October 31, 2006. Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to its insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. Mediacom LLC is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.
The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, business, financial condition and results of operations.

9. INCOME TAXES
During the three and nine months ended September 30, 2006, the Company determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, the Company increased its valuation allowance recorded against these assets. The Company has utilized APB No. 28, “Interim Financial Reporting”, to record income taxes on an interim period basis. A tax provision of $42.4 million and $62.0 million was recorded for the three and nine months ended September 30, 2006, respectively. The respective tax provision amounts represent the deferred tax liabilities related to the basis differences of the Company’s indefinite-lived intangible assets, as well as the tax impact of financing charges and the mark-to-market valuation of interest rate exchange agreements (see Note 6) on the Company’s expected results of operations.
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
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. These ownership interests represent less than 1.0% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the nine months ended September 30, 2006 and 2005, the Company paid this law firm approximately $0.4 million and $0.3 million, respectively, for services performed.
11. SUBSEQUENT EVENTS
On October 5, 2006, the Company issued $300.0 million aggregate principal amount of 8.5% senior notes due October 2015 (the “8.5% Notes”). The 8.5% Notes are unsecured obligations of Mediacom Broadband LLC and Mediacom Broadband Corporation (the “Issuers”). The indenture stipulates, among other things, restriction on incurrence of indebtedness, distribution mergers, and asset sales and has cross-default provisions related to other debt of the Issuers. The Company used the net proceeds of the issuance of the 8.5% Notes to reduce borrowings (but not commitments) outstanding under the revolving credit portion of its subsidiary credit facilities. The Company incurred approximately $3.0 million of financing costs associated with the issuance of the 8.5% Notes, which included $2.3 million of original issue discount. As of September 30, 2006, after giving effect to the issuance of the 8.5% Notes, the Company had unused credit commitments of approximately $848.4 million under its bank credit facilities, of which approximately $667.7 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2006 and 2005, and with the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
As of September 30, 2006, our cable systems passed an estimated 2.82 million homes and served 1.39 million basic video subscribers in 23 states. We provide digital video services to 514,000 customers, representing a penetration of 36.9% of our basic subscribers. We also currently provide HSD to 544,000 customers, representing a penetration of 19.3% of our estimated homes passed. We introduced phone service during the second quarter of 2005, and marketed and provided service to about 1.85 million homes and 83,000 customers, respectively, as of September 30, 2006.
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
Limitations of this measure, however, are that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business, and non-cash, share-based compensation charges. Therefore, Adjusted OIBDA should not be regarded as a substitute for operating income, net income (loss), or net cash flows provided from operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Refer to Note 7 of our financial statements for more information on non-cash, share-based compensation costs.
Retransmission Consent
Cable systems serving our subscribers carry the broadcast signals of 22 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. Eleven of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that we deliver to approximately half of our aggregate total subscribers. The other stations are affiliates of the recently launched CW or MyNetwork broadcast networks or are unaffiliated with a national broadcast network. In negotiations for a longer-term retransmission consent agreement, Sinclair is seeking compensation that we believe to be in excess of what is appropriate, although the amount is not material to our results of operations or financial condition.
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006. We cannot predict whether we will be able to reach a new agreement before our systems actually have to cease carriage. If there is an actual termination of carriage, we are unable to predict how many of our subscribers might switch to direct broadcast service providers that carry the Sinclair stations as the result of marketing campaigns launched by those providers or Sinclair; however, a permanent loss of a significant number of subscribers could adversely affect our results of operations, financial condition and prospects.

Actual Results of Operations
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
The following table sets forth the unaudited consolidated statements of operations for the three months ended September 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenues	$305,556	$274,959	$30,597	11.1%
Costs and expenses:
Service costs	124,427	111,462	12,965	11.6%
Selling, general and administrative expenses	65,317	58,019	7,298	12.6%
Corporate expenses	6,277	5,466	811	14.8%
Depreciation and amortization	53,572	54,851	(1,279)	(2.3%)

Operating income	55,963	45,161	10,802	23.9%
Interest expense, net	(57,125)	(52,374)	(4,751)	9.1%
Loss on early extinguishment of debt	(28,298)	—	(28,298)	NM
(Loss) gain on derivatives, net	(15,851)	5,092	(20,943)	NM
Gain on sale of assets and investments, net	—	1,445	(1,445)	NM
Other expense	(2,124)	(2,047)	(77)	3.8%

Loss before provision for income taxes	(47,435)	(2,723)	(44,712)	NM
Provision for income taxes	(42,392)	(8)	(42,384)	NM

Net loss	$(89,827)	$(2,731)	$(87,096)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Adjusted OIBDA	$110,762	$100,408	10,354	10.3%
Non-cash, share-based compensation	(1,227)	(396)	(831)	NM
Depreciation and amortization	(53,572)	(54,851)	1,279	(2.3%)

Operating income	$55,963	$45,161	10,802	23.9%

Revenues
The following table sets forth revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Video	$221,650	$211,561	$10,089	4.8%
Data	60,698	49,753	10,945	22.0%
Phone	7,696	77	7,619	NM
Advertising	15,512	13,568	1,944	14.3%

	$305,556	$274,959	$30,597	11.1%

	Three Months Ended
	September 30,		Increase/
	2006	2005	(Decrease)	% Change
Basic subscribers	1,394,000	1,429,000	(35,000)	(2.4%)
Data customers	544,000	453,000	91,000	20.1%
Phone customers	83,000	2,000	81,000	NM
Average monthly video revenue per basic subscriber (1)	$52.89	$49.06	$3.83	7.8%
Average monthly data revenue per data customer (2)	$38.17	$37.73	$0.44	1.2%

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.

(2)	Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the quarter.
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
Revenues rose 11.1%, largely attributable to growth in our data and phone customers and higher video rates and service fees. As of September 30, 2006, and within one year of the initial launch of our phone service, we were marketing this product to about 66% of the estimated homes in our markets.
Video revenues increased 4.8%, as a result of basic rate increases applied on our video subscribers and higher service fees from our advanced video products and services Average monthly video revenue per basic subscriber increased 7.8%. During the three months ended September 30, 2006, we lost 6,000 basic subscribers compared to a loss of 17,000 basic subscribers for the same period last year, which included the loss of 9,000 basic subscribers as a result of Hurricane Katrina. Digital customers increased 37,000 to 514,000 when compared to the same period last year.
Data revenues rose 22.0%, primarily due to a 20.1% year-over-year increase in data customers. Largely as a result of the expiration of promotional offers taken in 2005, average monthly data revenue per data customer increased 1.2% from the prior year period and grew 1.1% sequentially from $37.79 in the second quarter of 2006.
As of September 30, 2006, Mediacom Phone was marketed to approximately 1.85 million of our 2.8 million estimated homes passed and served 83,000 phone customers. Phone revenue grew 32.8% sequentially from the previous quarter to $7.7 million.
Advertising revenues increased 14.3%, largely as a result of stronger local advertising sales and, to a lesser extent, political advertising.

Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Programming expenses, which are generally paid on a per subscriber basis, have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers.
Service costs rose 11.6%, primarily due to increases in programming, employee and plant operating expenses and customer growth in our phone and HSD services. Programming expense, the largest component of service costs, increased 7.1%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 48.1% commensurate with the significant increase of our phone and data customers. Employee operating costs grew 12.8% principally due to insurance-related expenses and lower capitalized activity by our technicians. Plant operating costs rose 20.4% as a result of higher outside contractor and vehicle fuel costs. Service costs as a percentage of revenues were 40.7% and 40.5% for the three months ended September 30, 2006 and 2005, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 12.6%, principally due to higher marketing, office and billing costs, and taxes and fees, offset in part by lower sales commissions paid to our employees. Marketing costs rose by 34.8% largely due to product and service mailing campaigns. Office costs increased by 28.7% due to call center telecommunications charges. Taxes and other fees were higher by 11.6%, primarily due to an increase in franchise fees and property taxes. Billing expenses rose 13.9% primarily due to higher processing fees.Selling, general and administrative expenses as a percentage of revenues were 21.4% and 21.1% for the three months ended September 30, 2006 and 2005, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 14.8%, due to increases in employee compensation, mostly non-cash, share-based compensation, offset in part by a decrease in legal and professional fees. Corporate expenses as a percentage of revenues were 2.1% and 2.0% for the three months ended September 30, 2006 and 2005, respectively.
Depreciation and amortization decreased 2.3% due an overall decrease in capital spending.
Adjusted OIBDA
Adjusted OIBDA rose 10.3% principally due to revenue growth, partially offset by higher costs and expenses.
Operating Income
Operating income grew 23.9%, largely due to growth in Adjusted OIBDA and relatively unchanged depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 9.1%, primarily due to higher market interest rates on variable rate debt.

Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2006, we had interest rate swaps with an aggregate principal amount of $1.1 billion, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $15.9 million for the three months ended September 30, 2006, as compared to a loss of $5.1 million for the three months ended September 30, 2005.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $28.3 million for the three months ended September 30, 2006. This represents a premium paid on the redemption of our 11% senior notes due 2013 (the “11% Notes”) and the write-off of deferred financing costs associated with the issuance of the 11% Notes. See “Liquidity and Capital Resources.”
Provision for Income Taxes
Provision for income taxes was approximately $42.4 million for the three months ended September 30, 2006, as compared to a provision for income taxes of $0.1 million for the three months ended September 30, 2005. During the three months ended September 30, 2006, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109. As a result, we increased our valuation allowance and recognized a $42.4 million corresponding non-cash charge to income tax expense for the three months ended September 30, 2006.
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
Net Loss
As a result of the factors described above, primarily the provision for income taxes, the loss on early extinguishment of debt and the loss on derivatives, net, we recognized a net loss for the three months ended September 30, 2006 of $89.8 million, compared to a net loss of $2.7 million for the three months ended September 30, 2005.

Actual Results of Operations
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
The following table sets forth the unaudited consolidated statements of operations for the nine months ended September 30, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenues	$897,326	$818,535	$78,791	9.6%
Costs and expenses:
Service costs	364,855	325,911	38,944	11.9%
Selling, general and administrative expenses	184,328	171,763	12,565	7.3%
Corporate expenses	18,158	16,355	1,803	11.0%
Depreciation and amortization	161,473	162,530	(1,057)	(0.7%)

Operating income	168,512	141,976	26,536	18.7%
Interest expense, net	(169,667)	(153,784)	(15,883)	10.3%
Loss on early extinguishment of debt	(35,831)	(4,742)	(31,089)	NM
(Loss) gain on derivatives, net	(14,528)	11,513	(26,041)	NM
Gain on sale of assets and investments, net	—	2,628	(2,628)	NM
Other expense	(7,750)	(7,276)	(474)	6.5%

Loss before provision for income taxes	(59,264)	(9,685)	(49,579)	NM
Provision for income taxes	(62,045)	124	(62,169)	NM

Net loss	$(121,309)	$(9,561)	$(111,748)	NM

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Adjusted OIBDA	333,265	305,443	27,822	9.1%
Non-cash share-based compensation	(3,280)	(937)	(2,343)	NM
Depreciation and amortization	(161,473)	(162,530)	1,057	(0.7%)

Operating income	168,512	141,976	26,536	18.7%

Revenues
The following table sets forth revenue, and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Video	$661,741	$637,256	$24,485	3.8%
Data	173,604	142,733	30,871	21.6%
Phone	17,138	77	17,061	NM
Advertising	44,843	38,469	6,374	16.6%

	$897,326	$818,535	$78,791	9.6%

	Nine Months Ended
	September 30,		Increase/
	2006	2005	(Decrease)	% Change
Basic subscribers	1,394,000	1,429,000	(35,000)	(2.4%)
Data customers	544,000	453,000	91,000	20.1%
Phone customers	83,000	2,000	81,000	NM
Average monthly video revenue per basic subscriber(1)	$52.15	$48.83	$3.32	6.8%
Average monthly data revenue per data customer(2)	$37.79	$38.29	$(0.50)	(1.3%)

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for the quarter.

(2)	Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for the quarter.
Revenues rose 9.6%, largely attributable to growth in our data and phone customers and higher video rates and service fees.
Video revenues increased 3.8%, as a result of higher service fees from our advanced video products and services and the impact of basic rate increases applied on our subscribers. Average monthly video revenue per basic video subscriber increased 6.8%.
Data revenues rose 21.6%, primarily due to a 20.1% year-over-year increase in data customers. Largely as a result of longer-term promotional offers taken in 2005, average monthly data revenue per data customer decreased 1.3% from the prior year period.
Phone revenues were $17.1 million for the nine months ended September 30, 2006.
Advertising revenues increased 16.6%, largely as a result of stronger local advertising sales and, to a lesser extent, political advertising.
Costs and Expenses
Service costs rose 11.9%, primarily due to increases in programming and employee expenses and customer growth in phone and HSD services. Programming expense, the largest component of service costs, increased 7.9%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 45.2% commensurate with the significant increase of our phone and data customers. Employee operating costs rose by 12.5% due to insurance-related expenses, increased headcount and lower capitalized activity by our technicians. Service costs as a percentage of revenues were 40.7% and 39.8% for the nine months ended September 30, 2006 and 2005, respectively.
Selling, general and administrative expenses rose 7.3%, principally due to higher taxes and fees and office, billing and administrative employee expenses, offset in part by lower sales commissions paid to our employees. Taxes and fees increased by 12.1% due principally to higher property taxes and franchise fees. Office expenses rose 22.3% due to call center telecommunications charges. Billing costs were higher by 11.5% due to increased processing fees. Employee costs grew by 13.0% due primarily to greater levels of salary and non-cash, stock-based compensation in our administrative workforce. Selling, general and administrative expenses as a percentage of revenues were 20.5% and 21.0% for the nine months ended September 30, 2006 and 2005, respectively.

Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 11.0%, principally due to increases in employee compensation, mostly non-cash, share-based compensation, offset in part by a decrease in legal fees. Corporate expenses as a percentage of revenues was 2.0% for the nine months ended September 30, 2006 and 2005, respectively.
Depreciation and amortization decreased 0.7% due an overall decrease in capital spending.
Adjusted OIBDA
Adjusted OIBDA rose 9.1%, principally due to revenue growth, partially offset by higher costs and expenses.
Operating Income
Operating income grew 18.7%, largely due to growth in Adjusted OIBDA and relatively unchanged depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 10.3%, primarily due to higher market interest rates.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2006, we had interest rate swaps with an aggregate principal amount of $1.1 billion, as well as forward interest rate swaps that go into effect later in 2006 with an aggregate principal amount of $300.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $14.5 million for the nine months ended September, 2006 and a gain of $11.5 million for the nine months ended September 30, 2005.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $35.8 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. This includes a premium paid on the redemption of the 11% Notes and the write-off of deferred financing costs associated with various refinancing transactions occurring in both 2006 and 2005. See “Liquidity and Capital Resources.”
(Provision for) Benefit from Income Taxes
Provision for income taxes was approximately $62.0 million for the nine months ended September 30, 2006, as compared to a benefit from income taxes of $0.1 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109. As a result, we increased our valuation allowance and recognized a $62.0 million corresponding non-cash charge to income tax expense for the nine months ended September 30, 2006.
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

Net Loss
As a result of the factors described above, primarily the provision for income taxes, the loss on early extinguishment of debt and the loss on derivatives, net, we incurred a net loss for the nine months ended September 30, 2006 of $121.3 million, as compared to net loss of $9.6 million for the nine months ended September 30, 2005.
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
As of September 30, 2006, our total debt was $3.15 billion. Of this amount, $66.6 million matures within the twelve months ending September 30, 2007. During the nine months ended September 30, 2006, we paid cash interest of $200.7 million, net of capitalized interest.
We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC (“LLC Group”) have a $1.25 billion bank credit facility expiring in 2015. The operating subsidiaries of Mediacom Broadband LLC (“Broadband Group”) have a $1.66 billion bank credit facility expiring in 2015. As of September 30, 2006, we had, in total, unused revolving credit commitments of approximately $551.4 million, of which approximately $370.7 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
On October 5, 2006, we issued $300.0 million aggregate principal amount of 8.5% senior notes due October 2015 (the “8.5% Notes”). The 8.5% Notes are unsecured obligations of Mediacom Broadband LLC and Mediacom Broadband Corporation (the “Issuers”). The indenture stipulates, among other things, restriction on incurrence of indebtedness, distribution mergers, and asset sales and has cross-default provisions related to other debt of the Issuers. We used the proceeds of the offering to reduce borrowings (but not commitments) outstanding under the revolving portion of our subsidiary credit facilities. The Company incurred approximately $3.0 million of financing costs associated with the issuance of the 8.5% Notes, which included $2.3 million of original issue discount. As of September 30, 2006, after giving effect to the offering, we had unused revolving credit commitments of $848.4 million, of which $667.7 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through September 30, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. We believe that we will not have any difficulty in the foreseeable future complying with these covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. We expect to continue generating and obtaining sufficient funds and financing to service our long-term business plan, service our debt obligations and complete future acquisitions if the opportunities arise.

Operating Activities
Net cash flows provided by operating activities were $95.8 million for the nine months ended September 30, 2006, as compared to $121.2 million for the comparable period last year. The change of $25.4 million is primarily due to the net change in operating assets and liabilities.
During the nine months ended September 30, 2006, the net change in our operating assets and liabilities was $40.0 million, primarily due to increases in our accounts receivable, net of $7.8 million, and prepaid expenses and other assets of $2.3 million, and a decrease in accounts payable and accrued expenses of $31.5 million, offset by an increase in deferred revenue of $4.7 million. The change in accounts payable and accrued expenses is primarily due to a reduction in accrued interest payable.
Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $156.7 million for the nine months ended September 30, 2006, as compared to $174.6 million for the prior year. Capital expenditures decreased $17.8 million, primarily due to lower spending on customer premise equipment.
Financing Activities
Net cash flows provided by financing activities were $69.7 million for the nine months ended September 30, 2006, as compared to net cash flows provided by financing activities of $35.2 million for the comparable period in 2005, largely due to net bank financing of $663.4 million to fund the repayment of $572.5 million of senior notes and $34.4 million of Class A share repurchases.
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

•
On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used as follows: (i) to repay the Company’s 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest; (ii) to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our a subsidiary credit facilities; and (iii) for working capital purposes.

•
On July 17, 2006, we redeemed all of our outstanding 11% Notes due 2013. The redemption price was $422.0 million, consisting of $400.0 million of principal and $22.0 million of redemption premium, the accrued interest paid was $22.0 million.

•	On October 5, 2006, we issued the 8.5% Notes, and used the proceeds to reduce borrowings (but not commitments) outstanding under the revolving portion of our subsidiary credit facilities.

•
Pursuant to our Board authorized share repurchase program, we repurchased approximately 5.8 million shares of our Class A common stock for approximately $34.4 million during the nine months ended September 30, 2006.

Other
We have entered into interest rate exchange agreements with counterparties, which expire from October 2006 through August 2010, to hedge $1.1 billion of floating rate debt. In addition, in June 2006, we entered into forward interest rate exchange agreements that fixed interest rates at 5.4% on $300.0 million of floating rate debt for three years commencing on December 29, 2006. These agreements have been accounted for on a mark-to-market basis as of, and for the nine months ended September 30, 2006. Our interest rate exchange agreements are scheduled to expire in the amounts of $300.0 million, $200.0 million, $700.0 million and $200.0 million during the years ended December 31, 2006, 2007, 2009 and 2010, respectively.
As of September 30, 2006, approximately $32.2 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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
During the three months ended September 30, 2006, we revised our estimate of probable losses in the accounts receivable of its advertising business to better reflect historical collection experience in its advertising business. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.4 million for the three and nine months ended September 30, 2006.
During the nine months ended September 30, 2006, we revised our estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience in its video, data and phone business. The change in estimate resulted in a benefit to the consolidated statement of operations of $1.0 million for nine months ended September 30, 2006.

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
Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 9 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2005 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
[Not applicable].

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
[Not applicable].

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
[Not applicable].

ITEM 5.	OTHER INFORMATION
[Not applicable].

ITEM 6.	EXHIBITS

Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
November 7, 2006	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
Exhibit 31.1:	Rule 13a-14(a) Certifications
Exhibit 32.1:	Section 1350 Certifications