Form 10-K
period 2006-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2007-03-08
CIK 1098659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 0-29227
Mediacom Communications Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	06-1566067 (I.R.S. Employer Identification Number)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class Class A Common Stock, $0.01 par value per share	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer     ☑ Accelerated filer     ☐ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $336.1 million.

As of February 28, 2007 there were outstanding 82,824,506 shares of Class A common stock and 27,061,237 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

MEDIACOM COMMUNICATIONS CORPORATION

2006 FORM 10-K ANNUAL REPORT

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1.	BUSINESS

Introduction

We are the nation’s eighth largest cable television company based on customers served and among the leading cable operators focused on serving the smaller cities and towns in the United States. Over 50% of our basic video subscribers are located within the top 50 — 100 television markets in the United States, with a significant concentration in the midwest and southern regions. Since commencement of our operations in 1996, one of our key objectives has been to bridge the “digital divide,” or technology gap, that had developed between the smaller cities and towns and the large urban markets in the United States. The significant investments we have made in our interactive broadband network over the past several years have given the communities we serve access to the latest in broadband products and services. Today, we provide our customers with a wide array of advanced products and services, including: analog and digital video services; advanced video services, such as video-on-demand (“VOD”), high-definition television (“HD” or “HDTV”) and digital video recorders (“DVR”); high-speed data (“HSD”), also known as high-speed Internet access or cable modem service; and phone service.

As of December 31, 2006, we served approximately 1.38 million basic subscribers, 528,000 digital customers, 578,000 HSD customers, and 105,000 telephone customers, totaling 2.59 million revenue generating units (“RGUs”). We provide the triple play bundle of advanced video services, HSD and phone to 81% of the estimated homes our network passes. A basic subscriber is a customer who purchases one or more video services. RGUs represent the sum of basic subscribers and digital, HSD and phone customers.

We are a public company and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “MCCC.” We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, who beneficially owns shares in our company representing the majority of the combined voting power of our common stock.

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

Industry

The cable industry operates in a highly competitive and rapidly changing environment. Over the last ten years, the industry has invested in interactive fiber optic networks, boosting network capacity, capability and reliability and allowing it to introduce a compelling basket of new and advanced services to consumers. This has resulted in greater consumer choice and convenience in video programming, with services such as VOD, DVRs, and HDTV; dramatically higher speeds that have enhanced the HSD product; and a new product in voice over internet protocol (“VoIP”) phone service. Today, the cable industry can provide the triple play of video, HSD, and phone over a single communications platform, a significant advantage over competitors. As demand for these advanced services continues on its expected growth trajectory, we believe that the cable industry is better positioned than competing industries to widely offer this bundle of advanced services.

Our primary competitors in video programming distribution are direct broadcast satellite (“DBS”) providers. They generally do not provide interactive data or phone service. Instead, they generally rely today on partnerships with mainly telephone companies to create an artificially bundled offering.

Our primary competitors in phone service are incumbent telephone companies. Some are building new fiber-to-the-node (“FTTN”) or fiber-to-the-home (“FTTH”) networks in an attempt to offer customers a product bundle comparable to those offered today by cable companies, but we believe that these advanced service offerings will not be broadly available in our markets for a number of years. They do not generally provide a widely available video product in our markets using their own networks but instead have marketing agreements with DBS providers under which they see DBS service is bundled with their phone and data service. Meanwhile, we expect the cable industry will benefit from its bundled offerings of products and services while continuing to innovate and introduce new services.

Business Strategy

We intend to capitalize on our advanced cable network’s technology to become the leading single-source provider of advanced video, data and voice products and services within our market areas. Offering multiple products in bundled packages will allow us to deepen relationships with our existing customers, attract new customers and further diversify our revenue streams.

Advanced Cable Network

We have invested over the past several years to upgrade our cable network so that today we can provide the latest in broadband products and services, improve our competitive position and increase overall customer satisfaction. Our network architecture is engineered to accommodate enhancements in capacity and performance without extensive upgrades. We believe that over the long-term, our network, with continuing investments, will allow us to remain competitive as we roll out new and enhanced services.

Expanding Reach and Enhancing Quality of Products and Services

We continue to expand the availability, and enhance the quality, of our advanced video services. We now offer VOD and HDTV to 82% and 92% of our digital customers, respectively. In the past three years, we have increased the download speed of our flagship HSD product, which we refer to as Mediacom Online, by more than five times. In the second half of 2005, we launched our phone service, which we refer to as Mediacom Phone, and by year-end 2006, we were marketing this new product to 81% of the estimated homes in our markets.

Bundling of Broadband Products and Services

We believe that bundled products and services offer our customers the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. Our customers can also realize greater value through bundle discounts as they obtain additional products and services from us. We currently offer the “ViP” triple play bundle of video, HSD and phone to approximately 2.3 million of our 2.8 million estimated homes passed. “ViP” is our branding of the triple play and stands for Video, Internet and Phone.

As of year end 2006, 77% of our phone customers were taking the “ViP” bundle. Approximately 35% of our customers purchase more than one of our video, HSD and phone services. Our ability to deliver a bundle of products and services to customers increases revenue per customer and improves customer retention.

Customer Care

Attaining higher levels of customer satisfaction through quality service is critical to our success in the increasingly competitive environment we face today. To enhance customers’ experience and realize operating efficiencies, we continue to invest in the training of customer care personnel and in call center technology and field workforce management. Our investments improve customers’ experiences by reducing customer service call wait time, enhancing e-Care self-service options on the Internet, and providing on-time guarantees for customer appointments.

Local Community Presence

Our local community presence helps make us more responsive to our customers’ needs and gives us greater awareness of changes in competition. We continue to build good relationships with our communities by providing local event programming and by participating in a wide range of local educational and community service initiatives.

Products and Services

Video

With HDTV sets becoming increasingly commonplace in consumer households, along with the growing variety of programming content accessible in various forms like VOD and HDTV and through the use of DVRs, consumer demand for advanced video services is growing.

We continue to receive a majority of our revenues from video subscription services but our reliance on video services has been declining for the past several years, primarily because of contributions from HSD and, more recently, our phone business. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. We design our channel line-ups for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Following is selected information regarding our video services.

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

As of December 31, 2006, we had 1.38 million basic subscribers, representing a 48.8% penetration of estimated homes passed.

Digital Video Service.  Customers who subscribe to our digital video service receive up to 230 digital channels. We currently offer several programming packages that include digital basic channels, multichannel premium services, sports channels, digital music channels, an interactive on-screen program guide and VOD. Customers pay a monthly fee for digital video service, which varies according to the level of service and the number of digital converters in the home. A digital converter or cable card is required to receive our digital video service.

As of December 31, 2006, we had 528,000 digital customers, representing a 38.3% penetration of our basic subscribers.

Pay-Per-View Service.  Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special event, on an unedited, commercial-free basis.

Video-On-Demand.  Mediacom On Demand provides on-demand access to over 1,300 hours of movies, special events and general interest titles. Our customers enjoy full functionality, including the ability to pause, rewind and fast forward selected programming. Mediacom On Demand service offers free special interest programming, subscription-based VOD (“SVOD”) premium packages, such as Starz!, Showtime or HBO, and movies and other programming that can be ordered on a pay-per-view basis. We currently offer this service to 82% of our digital customers. DBS providers are unable to offer a similar product to customers, which gives Mediacom a significant advantage in the market for advanced digital video services.

High-Definition Television.  HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display. This service offers programming available in high-definition from local broadcast stations and from HD services such as: ESPN, Discovery, HDNet, INHD and Universal. Our HDTV service is available in most of our markets where we offer up to 17 HDTV channels. We currently offer this service to 92% of our digital customers.

Digital Video Recorders.  We provide our customers with HDTV-capable digital converters that have video recording capability, allowing them to:

•	Pre-schedule the DVR to record programming and view the recorded programming later;

•	Watch, pause, fast-forward or rewind pre-recorded programs;

•	Record one show while watching another;

•	Record two television programs simultaneously; and

•	Record up to approximately 80 hours of digital programs or approximately 25 hours of HDTV.

HDTV and DVR services require the use of an advanced digital converter for which we charge a monthly fee.

Mediacom Online

Mediacom Online offers to consumers packages of cable modem-based services with varied speeds and competitive prices. These services include our interactive portal, which provides multiple e-mail addresses, personal webspace, and local community content. Over the past three years, we have increased the download speeds of our flagship product by more than five times, making it the fastest broadband product in substantially all of our markets. We summarize our HSD services as follows:

•	Our flagship residential data service offers maximum download and upload speeds of 8Mbps and 256Kbps, respectively.

•	For our “ViP” triple play customers, the maximum download and upload speeds are 10Mbps and 1Mbps, respectively.

•	Our premium Internet service, Mediacom OnlineMax, has maximum download and upload speeds of 15Mbps and 1 Mbps and includes premium content such as americangreetings.com, Britannica Online, Disney Connection, ESPN 360 and MLB Gameday.

As of December 31, 2006, we had 578,000 high-speed data customers, representing a 20.4% penetration of estimated homes passed.

Mediacom Phone

In the second half of 2005, we launched Mediacom Phone across several of our markets, and by year-end 2006, we were marketing phone service to 81% of our 2.8 million estimated homes passed. 77% of our phone customers take the “ViP” triple play of video, internet and phone, and 21% take either video or HSD in addition to phone.

Mediacom Phone offers our customers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada, any time of the day or night, for a flat monthly rate. Discount pricing is available when Mediacom Phone is combined with our other services. International calling is also available at competitive rates. Mediacom Phone includes popular calling features, such as:

•	Voice mail;

•	Caller ID with name and number;

•	Call waiting;

•	Three-way calling; and

•	Enhanced Emergency 911 dialing

Our phone customers may keep their existing phone number where local number portability is supported and use existing phones, jacks, outlets and in-home wiring.

Mediacom Phone is delivered over the same network that carries our advanced video services and Mediacom Online. Key advantages of VoIP over traditional circuit-switched telephony include lower operating and capital costs and new advanced features that traditional circuit-switch telephony cannot provide. Customers receive a voice-enabled cable modem that digitizes voice signals and routes them as data packets, using IP technology, via our controlled broadband cable systems. Calls made to destinations outside of our systems are routed to the traditional public switched telephone network. Unlike Internet phone providers, such as Vonage, which utilize the Internet to transport telephone calls, Mediacom Phone uses our own controlled network along with the public switched telephone network to route calls. We believe this approach enables us to better oversee and maintain call and service quality, thereby providing a better overall customer experience.

As of December 31, 2006, we had 105,000 phone customers, representing a 4.6% penetration of estimated marketable phone homes passed.

Mediacom Business Services

Through our network technology, we also provide a range of advanced data services for the commercial market. For small and medium-sized businesses, we offer several packages of high-speed data services that include business e-mail, webspace storage and several IP address options. Using our fiber-rich regional networks, we also offer customized Internet access and data transport solutions for large businesses, including the vertical markets of healthcare, financial services and education. Our services for large business are scalable and competitively priced and are designed to create point-to-point and point to multi-point networks offering dedicated Internet access and transparent local area networks.

We believe that our existing cable infrastructure and experience with residential telephony will allow us to expand voice services to businesses starting in the second half of 2007. Our Mediacom Business Services group plans to target small and medium-sized businesses with a bundled package of high-speed data and feature-rich telephony services, including up to four lines per customer. Initial marketing will focus on our existing commercial HSD customers, and then extend to other small and medium-sized businesses in our markets.

Advertising

We generate revenues from the sale of advertising time on up to 44 satellite-delivered channels such as CNN, Lifetime, Discovery, ESPN, TBS and USA. We have an advertising sales infrastructure that includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements with other cable operators to jointly sell local advertising, simplifying our prospective clients’ purchase of local advertising and expanding the reach of advertising they purchase. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us. Additionally, national and regional interconnect agreements have been negotiated with other cable system operators to simplify the purchase of advertising time by our clients.

We are currently exploring various means by which we could utilize advanced services such as VOD to increase advertising revenues. In 2006, we launched SmartShop, an advertising-supported VOD service that provides advertisers with a way to reach customers interested in viewing infomercials and local advertising. Video-enabled banner advertising allows customers to click through banner ads on our interactive guide to get to long-form VOD segments. Using our VOD platform to supply the long form advertisements allows advertisers to anonymously track aggregate viewing data.

Marketing and Sales

We employ a wide range of sales channels to reach our customers, including outbound telemarketing and door-to-door sales. We use inbound telemarketing, our web site and advertising on our cable systems to increase awareness of the products and services we offer. Another important part of our strategy is the use of promotional offers, at times in partnership with programmers. Direct sales channels have also been established in local and national retail stores, where DBS providers have a strong presence.

To demonstrate our customer-centered focus, we utilize the branding “ViP” to market our triple play bundle. We have enhanced our “ViP” offering with “ViP Extra,” a loyalty program rewarding customers for subscribing to the triple play with digital video service, including free VOD services and faster HSD speeds.

Description of Our Cable Systems

Overview

The following table provides an overview of selected operating and cable network data for our cable systems for the year ended:

	2006	2005	2004	2003	2002

Operating Data:
Core Video
Estimated homes passed(1)	2,829,000	2,807,000	2,785,000	2,755,000	2,715,000
Basic subscribers(2)	1,380,000	1,423,000	1,458,000	1,543,000	1,592,000
Basic penetration(3)	48.8%	50.7%	52.4%	56.0%	58.6%
Digital Cable
Digital customers(4)	528,000	494,000	396,000	383,000	371,000
Digital penetration(5)	38.3%	34.7%	27.2%	24.8%	23.3%
High Speed Data
HSD customers(6)	578,000	478,000	367,000	280,000	191,000
HSD penetration(7)	20.4%	17.0%	13.2%	10.2%	7.0%
Phone
Estimated marketable phone homes(8)	2,300,000	1,450,000	—	—	—
Phone customers(9)	105,000	22,000	—	—	—
Revenue Generating Units(10)	2,591,000	2,417,000	2,221,000	2,206,000	2,154,000
Cable Network Data:
Miles of cable distribution plant	47,510	47,400	46,900	45,900	45,000
Density(11)	60	59	59	60	60

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for our other services. Customers who exclusively purchase high-speed Internet and/or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving digital video services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 10Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Our HSD customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total HSD customers as a percentage of estimated homes passed.

(8)	Represents estimated number of homes that we market phone service.

(9)	Represents customers receiving phone service.

(10)	Represents the sum of basic subscribers and digital, HSD and phone customers.

(11)	Represents estimated homes passed divided by miles of plant.

Designated Market Areas

Over 50% of our subscribers are in the top 50-100 Nielsen Media Research designated market areas (“DMAs”) in the United States. Together with the number of subscribers we serve in the top 50 markets, over 65% of our subscribers are in the top 100 DMAs. We are the leading provider of broadband services in Iowa. The following table provides the largest DMAs in which we have a significant portion of our subscribers:

DMA Rank	Designated Market Area

3	Chicago, IL
15	Minneapolis — St. Paul, MN
36	Greenville — Spartanburg, SC
59	Mobile, AL - Pensacola, FL
73	Des Moines — Ames, IA
76	Springfield, MO
80	Paducah, KY — Cape Girardeau, MO — Harrisburg — Mt. Vernon, IL
82	Champaign & Springfield — Decatur, IL
89	Cedar Rapids — Waterloo — Iowa City & Dubuque, IA
96	Davenport, IA — Rock Island — Moline, IL

Technology Overview

A central feature of our cable network is its hybrid fiber-optic coaxial (“HFC”) architecture. We believe that HFC architecture provides high capacity and reliability, which enables us to deliver high quality, interactive video and broadband services. We deliver our signals from central points known as headends and sub-points called hubs via fiber-optic cable to individual nodes serving an average of 325 homes. Coaxial cable is then connected from each node to the individual homes we serve. Our network design generally provides for six strands of fiber to each node, with two strands active and four strands “dark” or inactive.

To continue to deliver new services to our customers, we anticipate the need to increase bandwidth capacity in most of our systems over the next several years. HFC architecture is engineered to accommodate new and existing bandwidth management initiatives that provide increased capacity and performance without extensive upgrades. Activating dark fiber at the node, known as node splitting, is one method we deploy to create additional network capacity so that we can accommodate increasing customer penetration of HSD and phone. We also use optical technology on our fiber network that allows for economical and efficient bandwidth increases. In the future we intend to deploy switched digital video, which will free up significant capacity for new and enhanced services by transmitting only those channels that are being viewed by customers at any given time. By maximizing the capabilities of our HFC network, we can create capacity for other uses such as significantly more HDTV channels and faster broadband speeds for our HSD customers.

As of December 31, 2006, 87% of our cable network had greater than 550 megahertz (“MHz”) capacity, 7% had enhanced 550MHz capacity, 5% had standard 550MHz capacity, and 1% had less than 550MHz capacity. Our enhanced 550MHz cable systems benefit from FTTN construction to increase their capacity, enabling them to deliver the same broadband video, data and voice services as our systems with bandwidths greater than 550MHz. As a result, we have the ability to provide all of our advanced services across virtually our entire footprint. In 2007, we plan to upgrade a portion of our remaining 550MHz cable systems to 870MHz. MHz is a measure used to quantify bandwidth or the capacity to convey telecommunication services.

As of December 31, 2006, our cable systems were operated from 121 headend facilities; approximately 96% of our basic subscribers were served by our 50 largest headend facilities. We have deployed nearly 9,000 route miles of fiber-optic cable into two regional fiber networks, connecting 39 headends and 81% of our estimated homes passed. These regional networks also have excess fiber optic capacity to accommodate more capacity usage. Our ability to reach a greater number of our markets from a central location also makes it more efficient, in terms of capital investment, to introduce new and advanced services. We also overlaid on our regional networks the first segments of a video transport system, serving over 70% of our video subscriber base. This system permits us to more efficiently manage video services like VOD from fewer locations and serves as the foundation for our digital simulcast initiative and our ultimate transition to an all-digital network.

Programming Supply

We have various fixed-term contracts to obtain programming for our cable systems from programming suppliers whose compensation is typically based on a fixed monthly fee per customer. Although most of our contracts are secured directly, we also negotiate programming contract renewals through a programming cooperative of which we are a member. We attempt to secure longer-term programming contracts, which may include marketing support and other incentives from programming suppliers.

We also have various retransmission consent arrangements with commercial affiliated broadcast stations, which generally expire in December 2008. In some cases, retransmission consent has been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners. In other cases, retransmission consent has been contingent on our purchase of advertising time or other kinds of cash payments.

We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports programming, well in excess of the inflation rate or the change in the consumer price index. Our programming costs will continue to rise in the future due to increased costs to purchase programming, including the cost to secure retransmission consent.

Customer Care

Providing superior customer care can help us to improve customer satisfaction, reduce churn and increase the penetration of advanced services. In an increasingly competitive environment, we clearly understand the strategic importance of customer service enhancement and continue to invest in both the hiring and training of our workforce and technologies that will enhance the customer experience.

Three regional virtual contact centers, staffed with dedicated customer service and technical support representatives, are available to respond to customer inquiries on all product lines, including high-speed data and phone, 24 hours a day, seven days a week. This regional structure allows us to effectively manage and leverage resources, reduce answer times to customer calls through call-routing, and operate in a more cost-efficient manner.

We benefit from locally-based service technicians who are given incentives to promote additional services to customers. In 2006, we launched a mobile field workforce management tool, whereby field technicians’ work is scheduled and routed more efficiently, work status is accounted for seamlessly, and HSD and phone products are provisioned with hand held units. We have also designed and developed a scheduling management tool for call center operations that is planned for full deployment in early 2007. This will give us the ability to schedule and manage resources in an optimal fashion for both customer satisfaction and cost control purposes. We are also expanding the capabilities of our web-based customer service platform, e-Care, to allow customers to order products via the Internet, in addition to managing their payments.

Community Relations

We are dedicated to fostering strong relations with the communities we serve and believe that our local involvement strengthens the awareness of our brand and demonstrates our commitment to our communities. We support local charities and community causes in various ways, including events and campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in the “Cable in the Classroom” program, which provides more than 2,900 schools with free video service and more than 250 schools with free high-speed Internet service. We provide free cable television service to over 3,500 government buildings, libraries and not-for-profit hospitals in our franchise areas.

We also develop and provide exclusive local programming to our communities, a service not offered by direct broadcast satellite providers, our primary competition in the video business. Several of our cable systems have production facilities to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. In the Iowa communities we serve, the Mediacom Connections channel airs approximately 70 hours of local programming per week, including high school and college sporting events and statewide public affairs programs. We believe increasing our emphasis on local programming builds customer loyalty.

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

As of December 31, 2006, we held 1,383 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of the cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

Substantially all of our cable systems require a franchise to operate. The table below groups the franchises of our cable systems by year of expiration and presents the approximate number and percentage of basic subscribers for each group as of December 31, 2006.

		Percentage of	Number of	Percentage of
	Number of	Total	Basic	Total Basic
Year of Franchise Expiration	Franchises	Franchises	Subscribers	Subscribers

2007 through 2010	524	37.9%	690,000	50.0%
2011 and thereafter	859	62.1%	690,000	50.0%

Total	1,383	100.0%	1,380,000	100.0%

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

Competition

We face intense competition from various communications and entertainment providers, principally DBS providers and certain regional and local telephone companies, many of whom have greater resources than we do. We operate in an industry that is subject to rapid and significant changes and developments in the marketplace, in technology and in the regulatory and legislative environment. We are unable to predict the effects, if any, of such future changes or developments on our business.

Video

Direct Broadcast Satellite Providers

DBS providers, principally DIRECTV, Inc. (“DirecTV”) and Echostar Communications Corporation (“Echostar”), are the cable industry’s most significant video competitors, having grown their customer base rapidly over the past several years. They now serve more than 28 million customers nationwide, according to publicly available information. In December 2006, Liberty Media Corporation (“Liberty”), a holding company that owns a broad range of communications, programming, and retailing businesses and investments, entered into a definitive agreement to acquire a controlling interest in DirecTV, which may alter this DBS provider’s competitive position.

Our ability to compete with DBS service depends, in part, on the programming available to them and us for distribution. DirecTV and Echostar now offer more than 250 video channels of programming, much of it substantially similar to our video offerings. Federal laws passed in 1999 permit DBS providers to retransmit local broadcast channels to their customers, eliminating a significant advantage we had over DBS service. DirecTV also has exclusive arrangements with the National Football League (“NFL”) and Major League Baseball (“MLB”) to offer programming we cannot offer.

In late 2005, DBS providers began to offer local HD broadcast signals of the four primary broadcast networks in certain major metropolitan markets across the U.S. They have stated their plans to expand this offering of local broadcast HD signals in markets representing up to 75% of U.S. TV households sometime in the near future. DirecTV has also stated that it will be able to provide significantly more HD channels of national programming in 2007.

DBS service has technological limitations because of its limited two-way interactivity, restricting DBS providers’ ability to compete in interactive video, HSD and voice services. In contrast, our broadband network has full two-way interactivity, giving us a single platform that is capable of delivering true VOD and SVOD services, as well as HSD and phone services.

DBS providers are seeking to expand their services to include, among other things, a competitive high-speed data service, and have marketing agreements under which major telephone companies sell DBS service bundled with their phone and high-speed data services. However, we believe that our delivery of multiple services from a single broadband platform is more cost effective than the DBS providers, giving us a long-term competitive advantage. We also believe our customers continue to prefer the bundle of products and services we offer and the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. In addition, we have a meaningful presence in our customers’ communities, including the proprietary local content we produce in several of our markets. DBS providers are not locally-based and do not have the ability to offer locally-produced programming.

Traditional Overbuilds

Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or another service provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. A number of cities have constructed their own cable systems, in a manner similar to city-provided utility services. In certain communities in Iowa, competition from municipally-owned entities may increase because of recently passed local legislation that allows these communities to form entities to compete with us. We believe that various entities are currently offering cable service to 12.6% of the estimated homes passed in our markets; most of these entities were operating prior to our ownership of the affected cable television systems.

Telephone Companies

In addition to their joint-marketing alliances with DBS providers, telephone companies such as Verizon Communications Inc. and AT&T Inc. are constructing and operating new fiber networks that replace their existing networks and allow them to offer video services, in addition to improved voice and high-speed data services. These telephone companies have substantial resources. Legislation was recently passed in a number of states, and similar legislation is pending, or has been proposed, in certain other states, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. While the video competition we face from telephone companies is currently very limited, if they decide to rebuild their networks in our markets and begin to offer video services, they could present a significant competitive challenge to us.

Other

We also have other actual or potential video competitors, including: broadcast television stations, private home dish earth stations; multichannel multipoint distribution services, known as MMDS (which deliver programming services over microwave channels licensed by the FCC); satellite master antenna television systems (which use technology similar to MMDS and generally serve condominiums, apartment complexes and other multiple dwelling units); new services such as wireless local multipoint distribution service; and potentially new services, such as multichannel video distribution and data service. We currently have limited competition from these competitors.

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

Phone

Mediacom Phone principally competes with the phone services offered by incumbent telephone companies. The incumbent telephone companies have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. In addition, Mediacom Phone competes with services offered by other VoIP providers, such as Vonage, that do not have their own network but provide their service through a consumer’s high-speed Internet connection.

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

The quality of streaming video over the Internet and into homes and businesses continues to improve. These services are also becoming more available as the use of high speed Internet access becomes more widespread. In the future, it is possible that video streaming will compete with the video services offered by cable operators and other providers of video services. For instance, certain programming suppliers have begun to market their content directly to consumers through video streaming over the Internet, bypassing cable operators or DBS providers as video distributors, although the cable operators may remain as the providers of high-speed Internet access service.

Employees

As of December 31, 2006, we employed 4,295 full-time employees and 113 part-time employees. None of our employees are organized or are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

Federal, state and local laws regulate the development and operation of cable communications systems. In the following paragraphs, we summarize the federal laws and regulations materially affecting us and other cable operators. We also provide a brief description of certain relevant state and local laws. Currently few laws or regulations apply to Internet services. Existing federal, state and local laws and regulations and state and local franchise requirements are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or our business, financial condition or results of operations can be predicted at this time.

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

The FCC and some state regulatory agencies regularly conduct administrative proceedings to adopt or amend regulations implementing the statutory mandate of the Cable Act. At various times, interested parties to these administrative proceedings challenge the new or amended regulations and policies in the courts with varying levels of success. Further court actions and regulatory proceedings may occur that might affect the rights and obligations of various parties under the Cable Act. The results of these judicial and administrative proceedings may materially affect the cable industry and our business, financial condition and results of operations.

Subscriber Rates

The Cable Act and the FCC’s regulations and policies limit the ability of cable systems to raise rates for basic services and customer equipment. No other rates are subject to regulation. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, as defined by federal law and where affirmatively declared by the FCC. Federal law defines effective competition as existing in a variety of circumstances that are increasingly satisfied with the increases in DBS penetration and the announced plans of some local phone companies to offer comparable video service. Although the FCC is conducting a proceeding that may streamline the process for obtaining effective competition determinations, neither the outcome of this proceeding nor its impact upon the cable industry or our business or operations can be predicted at this time.

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

Several years ago, the FCC adopted detailed rate regulations, guidelines and rate forms that a cable operator and the local franchising authority must use in connection with the regulation of basic service and equipment rates. The FCC adopted a benchmark methodology as the principal method of regulating rates. However, if this methodology produces unacceptable rates, the operator may also justify rates using either a detailed cost-of-service methodology or an add-on to the benchmark rate based on the additional capital cost and certain operating expenses resulting from qualifying upgrades to the cable plant. The Cable Act and FCC rules also allow franchising authorities to regulate equipment and installation rates on the basis of actual cost plus a reasonable profit, as defined by the FCC.

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

Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. This report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by announcing that they will launch “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements (extended through 2009) and required that broadcasters negotiate retransmission consent agreements in “good faith.” In 2004, Congress extended this “good faith” requirement to cover all multi-channel video programming distributors, including cable operators.

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

No later than February 18, 2009, all television stations must broadcast solely in digital format. After February 17, 2009, broadcasters must return their analog spectrum. The FCC has issued a decision that effectively requires mandatory carriage of local television stations that surrender their analog channel and broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC has recently reaffirmed that cable operators are not required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals, however, changes in the composition of the Commission as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations or to carry multiple digital program streams. In addition to rejecting a “dual carriage” requirement during the transition, the FCC also confirmed that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital

“multi-cast” services), both during and after the transition. The adoption, by legislation or FCC regulation, of additional must-carry requirements would have a negative impact on us because it would reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

In the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), Congress directed the FCC to conduct an inquiry and submit a report to Congress regarding the impact on competition in the multichannel video programming distribution market of the Cable Act’s provisions and the FCC’s rules on retransmission consent, network non-duplication, syndicated exclusivity, and sports blackouts. The FCC completed this inquiry and submitted the required report to Congress in September 2005. While generally recommending that Congress continue its efforts to “harmonize” the rules applicable to cable, DBS and other multichannel video programming distributors to the extent feasible in light of technological differences, the FCC found that it was unnecessary to recommend any specific statutory amendments “at this time.” Rather, the FCC concluded that specific suggestions for change should await the results of a pair of companion studies to be conducted by the Copyright Office pursuant to SHVERA, the results of which are discussed below in the Copyright section.

A substantial number of local broadcast stations carried by our cable television systems have elected to negotiate for retransmission consent, and we have successfully negotiated retransmission consent agreements with most of them.

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

The FCC has recently commenced a proceeding to consider whether the exclusivity restrictions in the program-access rules should be allowed to sunset.

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

For example, the Cable Act and/or FCC regulations and determinations:

Provide guidelines for the exercise of local regulatory authority that:

•	affirm the right of franchising authorities, which may be state or local, depending on the practice in individual states, to award one or more franchises within their jurisdictions;

•	generally prohibit us from operating in communities without a franchise;

•	permit local authorities, when granting or renewing our franchises, to establish requirements for cable-related facilities and equipment, but prohibit franchising authorities from establishing requirements for specific video programming or information services other than in broad categories; and

•	permit us to obtain modification of our franchise requirements from the franchise authority or by judicial action if warranted by commercial impracticability.

Generally prohibit franchising authorities from:

•	imposing requirements during the initial cable franchising process or during franchise renewal that require, prohibit or restrict us from providing telecommunications services;

•	imposing franchise fees on revenues we derive from providing telecommunications or information services over our cable systems;

•	restricting our use of any type of subscriber equipment or transmission technology; and

•	requiring payment of franchise fees to the local franchising authority in excess of 5.0% of our gross revenues derived from providing cable services over our cable system.

Encourage competition with existing cable systems by:

•	allowing municipalities to operate their own cable systems without franchises; and

•	preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system’s service area.

Provide renewal procedures:

•	The Cable Act contains renewal procedures designed to protect us against arbitrary denials of renewal of our franchises although, under certain circumstances, the franchising authority could deny us a franchise renewal. Moreover, even if our franchise is renewed, the franchising authority may seek to impose upon us new and more onerous requirements, such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal to the extent permitted by law. Similarly, if a franchising authority’s consent is required for the purchase or sale of our cable system or franchise, the franchising authority may attempt to impose more burdensome or onerous franchise requirements on the purchaser in connection with a request for such consent. Historically, cable operators providing satisfactory service to their subscribers and complying with the terms of their franchises have usually obtained franchise renewals. We believe that we have generally met the terms of our franchises and have provided quality levels of service. We anticipate that our future franchise renewal prospects generally will be favorable.

•	Various courts have considered whether franchising authorities have the legal right to limit the number of franchises awarded within a community and to impose substantive franchise requirements. These decisions have been inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable operators’ First Amendment protections, the legality of the franchising process generally and of various specific franchise requirements is likely to be in a state of flux. Furthermore, the FCC recently issued an Order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out requirements, when issuing competitive franchises. The Order effectively permits competitors with existing rights to use the rights-of-ways to begin operation of cable systems no later than 90 days and all others 180 days after filing a franchise application and preempts conflicting existing local laws, regulations and requirements including level-playing field provisions. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

The Cable Act allows cable operators to pass franchise fees on to subscribers and to separately itemize them on subscriber bills. In 2003, an appellate court affirmed an FCC ruling that franchise fees paid by cable operators on non-subscriber related revenue (such as cable advertising revenue and home shopping commissions) might be passed through to subscribers and itemized on subscriber bills regardless of the source of the revenues on which they were assessed.

In connection with its decision in 2002 classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court subsequently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

In June 2006, the United States Court of Appeals for the District of Columbia Circuit remanded the FCC’s denial of SBC’s (now AT&T) petition seeking forbearance from Title II common carrier regulation of its Internet Protocol (“IP”) services. AT&T has widely announced its intent to provide IP video, voice and data. The outcome of this proceeding or its impact on our business cannot be predicted.

Ownership Limitations

The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decisions implementing these statutory provisions and remanded the case to the FCC for further proceedings.

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

Legislation was recently passed in several states and similar legislation is pending, or has been proposed, in certain other states and in Congress, to allow local telephone companies or other competitors to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted in all cases. In some cases, we may become eligible for state issued franchises on comparable terms and conditions as our existing franchises expire or as competitive franchises are issued.

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

Beginning July 1, 2007, cable operators will be prohibited from leasing digital set-top terminals that integrate security and basic navigation functions. In August 2006, the D.C. Court of Appeals denied the cable industry’s appeal of this integration ban. Also in August 2006, on behalf of all cable operators, the National Cable and Telecommunications Association (“NCTA”) filed a request for waiver with the FCC until a downloadable security solution is available or after the 2009 digital transition, whichever occurs earlier. As of March 8, 2006, this request was still pending. In January 2007, the FCC denied a waiver request by Comcast Corporation while granting waivers for a small cable operator and Cablevision Systems Corporation. Based on the FCC’s decision with respect to Comcast, it appears likely that the NCTA’s general waiver petition will be denied as will any other waivers that are not limited in time or based on a date-certain changeover to all digital service. The impact of the FCC’s decisions on us cannot yet be measured and we continue to examine our compliance or waiver options.

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

This telecommunications services formula which produces higher maximum permitted attachment rates applies only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services would not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The Supreme Court’s decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to seek to invoke the higher rates.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula. After this determination, Gulf Power pursued just such a claim based on these limited circumstances before the FCC. The Administrative Law Judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that those circumstances were met. Gulf Power may ultimately appeal this decision before the full Commission, and failing to receive a favorable ruling there could pursue its claims in the federal courts.

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

Copyright

Our cable systems typically include in their channel line-ups local and distant television and radio broadcast signals, which are protected by the copyright laws. We generally do not obtain a license to use this programming directly from the owners of the copyrights associated with this programming, but instead comply with an alternative federal compulsory copyright licensing process. In exchange for filing certain reports and contributing a percentage of our revenues to a federal copyright royalty pool, we obtain blanket permission to retransmit the copyrighted material carried on these broadcast signals. The nature and amount of future copyright payments for broadcast signal carriage cannot be predicted at this time.

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. In 2004, Congress adopted legislation extending this authority through 2009. The 2004 legislation also directed the Copyright Office to submit a report to Congress by June 2008 recommending any changes to the cable and satellite licenses that the Office deems necessary. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of any legislative or agency activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local or distant broadcast signals.

The United States Copyright Office has commenced inquiries soliciting comment on petitions it received seeking clarification and revisions of certain cable compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; and (iii) revisions to the Copyright Office’s rules and Statement of Account forms, including increased detail regarding services, rates and subscribers, additional information regarding non-broadcast tiers of service, cable headend location information, community definition clarification and identification of the county in which the cable community is located and the effect of interest payments on potential liability for late filing. In addition, the Copyright Office has before it, and may solicit comment on two additional petitions that seek clarification of (i) the definition of a “network” station for purposes of the compulsory license and (ii) payment for certain distant signals in communities where the signal is not carried, dubbed “phantom signals.” Furthermore, the Copyright Office is reviewing an approach by which all copyright payments would be computed electronically by a system administered by the Copyright Office that may not reflect the unique circumstances of each of our systems and/or groupings of systems. We cannot predict the outcome of any such inquiries, rulemakings or proceedings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

In February 2006, the Copyright Office reported to Congress regarding certain aspects of the satellite compulsory license as required by SHVERA. The Copyright Office concluded that: (i) the current DBS compulsory license royalty fee for distant signals did not reflect fair market value; (ii) copyright owners should have the right to audit the statements of account submitted by DBS providers; and (iii) the cost of administering the compulsory license system be paid by those using the copyrighted material. Neither the outcome of those proceedings, their impact on cable television operators, nor their impact on subsequent legislation, regulations, the cable industry, or our business and operations can be predicted at this time.

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

In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. Although the United States Supreme Court recently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. Congress and the FCC have been urged to adopt certain rights for users of Internet access services, and to regulate or restrict certain types of commercial agreements between service providers and providers of Internet content. These proposals are generally referred to as “network neutrality.” In August 2005, the FCC issued a non-binding policy statement providing four principles to guide its policymaking regarding such services. According to the policy statement, consumers are entitled to: (i) access the lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. The FCC recently imposed conditions on its approval of the AT&T-BellSouth merger beyond the scope of these four principles, requiring the merged company to maintain a “neutral network and neutral routing” of internet traffic between the customer’s home or office and the Internet peering point where traffic hits the Internet backbone, and prohibiting the merged company from privileging, degrading, or prioritizing any packets along this route regardless of their source, ownership, or destination. There is a possibility that the FCC could adopt the four principles, or even the requirements of the AT&T-BellSouth merger, as formal rules which could impose additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process or result in greater competition. We cannot predict whether such rules or statutory provisions will be adopted and, if so, whether they may adversely affect our business, financial condition or results of operations.

Voice-over-Internet Protocol Telephony

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Currently, numerous cable operators have commenced offering VoIP telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for

VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation. In February 2006, the FCC commenced a proceeding to determine whether additional security measures are required to protect certain customer information including call records. In May 2006, the FCC affirmed the May 14, 2007 deadline by which facilities-based broadband Internet access and interconnected VoIP services must comply with Communications Assistance for Law Enforcement Act requirements. In June 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Recently, the FCC issued a Further Notice of Proposed Rulemaking with respect to possible changes in the intercarrier compensation model in a way that could financially disadvantage us and benefit some of our competitors. It is unknown what conclusions or actions the FCC may take or the effects on our business.

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

We have a history of net losses and may continue to report net losses in the future. Although we reported net income of $13.6 million for the year ended December 31, 2004, we reported net losses of $161.7 million, $62.5 million, $222.2 million and $124.9 million for the year ended December 31, 2002, 2003, 2005 and 2006 respectively. In prior years, the principal reasons for our net losses were the depreciation and amortization expenses associated with our acquisitions and the capital expenditures related to expanding and upgrading our cable systems, and interest costs on borrowed money. In 2006, in addition to these factors, the increase in our valuation allowance for deferred tax assets (discussed below) increased our provision for income taxes and our net loss by a corresponding amount.

Changes to our valuation account for deferred tax assets or impairment of our goodwill and other intangible assets can cause our net income or net loss to fluctuate significantly.

As of December 31, 2006, we had pre-tax net operating loss carryforwards for federal purposes of approximately $2.0 billion; if not utilized, they will expire in the years 2020 through 2026. Mostly due to these net operating loss carryforwards, as of the same date, we had deferred tax assets of $837.5 million. These assets have been reduced by a valuation allowance of $551.8 million to reflect our assessment of the likelihood of their recovery in future periods.

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

As of December 31, 2006, we had approximately $2.0 billion of unamortized intangible assets, including goodwill of $221.4 million and franchise rights of $1.8 billion on our consolidated balance sheets. These intangible assets represented approximately 56% of our total assets.

FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. SFAS No. 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or cable franchise rights exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

The impairment tests require us to make an estimate of the fair value of intangible assets, which is determined using a discounted cash flow methodology. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in our recognizing a corresponding operating loss, which could have an adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in implementing our growth strategy.

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

The adverse effects on our business caused by increases in programming costs could continue or worsen.

In recent years, we have experienced a rapid increase in the cost of programming, particularly sports programming. Increases in programming costs, our largest single expense item, are expected to continue. Programming cost increases that are not passed on fully to our subscribers have had, and will continue to have, an adverse impact on profit margins. We may lose existing or potential additional subscribers because of increases in the subscriber charges we institute to fully or partially offset growth in programming and other costs.

Historically, programming costs have grown primarily because of annual increases in the fees we pay for the non-broadcast networks we carry and the costs of new non-broadcast networks that we add either to remain competitive or as a condition for obtaining better terms for the networks we already carry.

We also face increasing financial and other demands by local broadcast stations to obtain the required consents for the transmission of their programming to our subscribers. This may accelerate the increase in programming costs. Federal law allows commercial television broadcast stations to elect to prohibit cable operators as well as DBS providers from delivering the station’s signal to subscribers without the station’s permission, which is referred to as “retransmission consent.”

In the past, we generally have obtained retransmission consent for stations in our markets without being required to provide consideration that did not result in some offsetting value to us. Some owners of multiple broadcast stations have become much more aggressive in insisting upon significant cash payments from us and other cable operators and DBS providers. Recently, after a protracted dispute with the owner of multiple broadcast stations that serve the largest number of our subscribers of any of the various broadcast station groups, we concluded a retransmission consent agreement that requires cash payments.

In some cases, refusal to meet the demands of an owner of one or more broadcast stations could result in the loss of our ability to retransmit those stations to our subscribers. That could cause some of our existing or potential new subscribers to switch to or choose competitors which offer the stations. Similarly, if our contracts with non-broadcast networks expire and we are unable to negotiate prices that we think are reasonable, we may be denied the right to continue to deliver those networks and may suffer losses of subscribers to competitors which make them available.

Our carriage of new non-broadcast networks, whether we add them to remain competitive or as a condition for obtaining better terms for the networks we already carry, has diminished the amount of capacity we have available to introduce new services.

A continuation of these trends could have an adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video subscribers to direct broadcast satellite competition and this trend may continue.

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

Our video business faces competition primarily from DBS providers. The two largest DBS companies, DirecTV and EchoStar, are each the third and fourth largest providers of multichannel video programming services based on reported customers. Liberty has entered into a definitive agreement with News Corporation to acquire a controlling stake in DirecTV, which may alter this DBS provider’s competitive position. We have lost a significant number of video subscribers to DBS providers, and will continue to face significant challenges from them. DBS providers have a video offering that is, in some respects, similar to our video services, including DVR and some interactive capabilities. They also hold exclusive rights to programming such as the NFL and MLB that are not available to cable and other video providers. DirecTV recently announced plans to carry up to 100 channels in high definition, which would likely make its service even more competitive.

Local telephone companies are capable of offering video and other services in competition with us and they may increasingly do so in the future. Certain telephone companies have begun to deploy fiber more extensively in their networks, and some have begun to deploy broadband services, including video services, and in certain cases avoiding the regulatory burdens imposed on us. These deployments enable them to provide enhanced video, telephone and Internet access services to consumers. In December 2006, the FCC issued an order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements and effectively gives incumbent telephone providers, among others, the right to begin operation of a cable system no later than 90 days after filing a franchise application. Moreover, new laws or regulations at the federal or state level may further clarify, modify or enhance the ability of the local telephone companies to provide their services either without obtaining state or local cable franchises or to obtain such franchises under terms and conditions more favorable than those imposed on us. If local telephone companies in our markets commence deployment of fiber to offer video services and are not required to obtain comparable local franchises, our business, financial condition and results of operations could be adversely affected.

Certain telephone companies, together with DBS providers, have launched bundled offerings of satellite delivered video service with phone, Internet and wireless service delivered by the telephone companies.

We also face growing competition from municipal entities that construct facilities and provide cable television, HSD, telephony and/or other related services. In addition to hard-wired facilities, some municipal entities are exploring building wireless networks to deliver these services. In Iowa, our largest market, referenda were passed on the November 2005 ballot in seventeen municipalities to authorize the formation of a communications utility, a prerequisite to the funding and construction of facilities that may compete with ours. In many of these communities, proponents and officials publicly stated that a second vote would be taken prior to any actual construction or funding of a competitive system, and only after a preliminary cost-benefit analysis is undertaken. We are not aware that any of these communities has solicited a second vote to authorize construction or funding of a competitive system. We are also not aware that any of these communities has allocated funds for construction or has begun construction of a competitive system.

In addition to these competitors, we face competition on individual services from a range of competitors. For instance, our video service faces competition from providers of paid television services (such as satellite master antenna services) and from video delivered over the Internet. Our high-speed data service faces competition from, among others, incumbent local telephone companies utilizing their newly-upgraded fiber networks and/or DSL lines, Wi-Fi, Wi-Max and 3G wireless broadband services provided by mobile carriers such as Verizon Wireless, broadband over power line providers, and from providers of traditional dial-up Internet access. Our voice service faces competition for voice customers from incumbent local telephone companies, cellular telephone service providers, Internet phone providers, such as Vonage, and others.

Our phone service is relatively new.

We have been rapidly scaling our phone business since its launch in the second half of 2005, and at year-end 2006, Mediacom Phone was marketed to approximately 2.3 million of our total estimated 2.8 million homes. Our customers expect the same quality from our phone product as delivered by our video and data services. In order to provide high quality service, we may need to increase spending on technology, equipment, technicians, and customer service representatives. If phone service is not sufficiently reliable or we otherwise fail to meet customer expectations, our phone business could be adversely affected. We face intense competition in offering phone service, primarily from local telephone companies. We also depend on third parties for interconnection, call switching, and other related services to operate Mediacom Phone. As a result, the quality of our service may suffer if these third parties are not capable of handling their contractual obligations. We also expect to see changes in technology, competition, and the regulatory and legislative environment that may affect our phone business. We may experience difficulties as we introduce this service to new marketing areas or seek to increase the scale of the service in areas where it is already offered. Consequently, we are unable to predict the effect that current or future developments in these areas might have on our business, financial condition and results of operations.

The loss of key personnel could have a material adverse effect on our business.

If any of our key personnel ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our key personnel, including Rocco B. Commisso, the Chairman and Chief Executive Officer of our manager. We have not entered into a long-term employment agreement with Mr. Commisso. We do not currently maintain key man life insurance on Mr. Commisso or other key personnel.

Some of our cable systems operate in the Gulf Coast region, which historically has experienced severe hurricanes and tropical storms.

Cable systems serving approximately 8% of our subscribers are located on or near the Gulf Coast in Alabama, Florida and Mississippi. In 2004 and 2005, three hurricanes impacted these cable systems, to varying degrees, causing property damage, service interruption, and loss of customers. The Gulf Coast could experience severe hurricanes in the future. This could impact our operations in affected areas, causing us to experience higher than normal levels of expense and capital expenditures, as well as the potential loss of customers and revenues.

Inability to secure favorable relationships and trade terms with third party providers of services on which we depend may impair our ability to provision and service our customers.

Third party firms provide some of the inputs used in delivering our products and services, including digital set-top converter boxes, digital video recorders and routers, fiber-optic cable, telephone circuits, software, the “backbone” telecommunications network for our high-speed data service and construction services for expansion and upgrades of our cable systems. Some of these companies may hold some leverage over us considering that they are the sole supplier of certain products and services. As a result, our operation depends on the successful operation of some of these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events could negatively affect our ability to effectively provision and service our customers. Demand for some of these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be materially adversely affected.

We may be unable to keep pace with technological change.

Our industry is characterized by rapid technological change and the introduction of new products and services. We cannot be certain that we will be able to fund the capital expenditures necessary to keep pace with future technological developments or successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain, expand or upgrade our systems and respond to competitive pressures. With the use of high-bandwidth internet applications on the rise, we may have to spend capital to increase our bandwidth capabilities. Otherwise, our customers may experience less-than-optimal speeds and performance when using their broadband service. Extensive increases in bandwidth usage would significantly increase our costs. Inability to keep pace with technological change and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our business, financial condition and results of operations.

We depend on computer and network technologies, and may face disruptions in such systems.

Because of the importance of computer networks and data transfer technologies to our business, any events affecting these systems could have devastating impact on our business. These events include: computer viruses, damage to infrastructure by natural disasters, power loss, and man-made disasters. Some adverse results of such occurrences are: service disruptions, excessive service and repair requirements, loss of customers and revenues, and negative company publicity. We may also be negatively affected by illegal acquisition and dissemination of data and information.

Risks Related to our Indebtedness and the Indebtedness of our Operating Subsidiaries

We are a holding company with no operations and if our operating subsidiaries are unable to make funds available to us we may not be able to fund our obligations.

As a holding company, we do not have any operations or hold any assets other than our investments in and our advances to our operating subsidiaries. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash we have to meet our obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. Our subsidiaries’ ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions, including the agreements governing our subsidiary credit facilities and other indebtedness. Those agreements permit our subsidiaries to distribute cash to us under certain circumstances, but only so long as there is no default under any of such agreements.

We have substantial existing debt and have significant interest payment requirements, which could adversely affect our ability to obtain financing in the future and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

Our total debt as of December 31, 2006 was approximately $3.14 billion. Our interest expense, net for the year ended December 31, 2006, was $227.2 million. We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms or at all.

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

A lowering of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

Our debt ratings are below the “investment grade” category, which results in higher borrowing costs. There can be no assurance that our debt ratings will not be lowered in the future by a rating agency. A lowering in the rating may further increase our future borrowing costs and reduce our access to capital.

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

Cable operators face significant regulation of their channel carriage. Currently, they can be required to devote substantial capacity to the carriage of programming that they might not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. If the FCC or Congress were to require cable systems to carry both the analog and digital versions of local broadcast signals or to carry multiple program streams included within a single digital broadcast transmission, this carriage burden would increase substantially. Recently, the FCC reaffirmed that cable operators need only carry one programming service of each television broadcaster to fulfill its must-carry obligation, however, changes in the composition of the FCC as well as proposals currently under consideration could result in an obligation to carry both the analog and digital version of local broadcast stations and/or to carry multiple digital program streams.

Reversing the findings of a November 2004 report, the FCC released a report in February 2006, finding that consumers could benefit under certain a la carte models for delivery of video programming. The report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. Homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate, however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators have responded by creating “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Some may not require local franchises at all, such as certain municipal utility providers. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of December 31, 2006, approximately 12.6% of the estimated homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

Legislation was recently passed in a number of states and similar legislation is pending, or has been proposed in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted.

In December 2006, the FCC adopted an order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out requirements, when issuing competitive franchises. The Order effectively permits competitors with existing rights to use the rights-of-ways to begin operation of cable systems no later than 90 days and all others 180 days after filing a franchise application and preempts conflicting existing local laws, regulations and requirements including level-playing field provisions. The Commission has indicated that it will consider similar limitations on local franchising authorities within six months with respect to incumbent franchise renewal proceedings. Easing of barriers to entry or allowing competitors to operate under more favorable or less burdensome franchise requirements may adversely affect our business.

Pending FCC and court proceedings could adversely affect our HSD service.

The legal and regulatory status of providing high-speed Internet access service by cable television companies is uncertain. Although the United States Supreme Court has held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities based Internet Service Providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. The FCC has issued a declaratory ruling that cable modem service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as open access; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. The adoption of new rules by the FCC could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL Internet access service citing the need for competitive parity with cable modem service that has no similar access requirement.

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

It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Additionally, we host website “portal pages” designed for use as a home page by, but not limited to, our HSD customers. These portal pages offer a wide variety of content from us and third parties that could contain errors or other material that could give rise to liability.

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

Since we launched our proprietary Mediacom Online service in February 2002, from time to time, we receive notices of claimed infringements by our cable modem service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider — for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

Changes in set-top box rules from the FCC could create new and significant costs for us.

We rent set-top boxes to subscribers that are equipped to receive signals and provide security, as well as to allow us to provide our advanced services. In 1996, Congress adopted a bill seeking to allow cable subscribers to use set-top boxes obtained from third party suppliers, such as retailers. This regulation would require that we offer separate equipment that provides only the current security functions and not signal-reception functions, and that we cease putting new set-top boxes with the integrated functions into service. These regulations are slated to go into effect on July 1, 2007. In August 2006, the D.C. Court of Appeals denied the cable industry’s appeal of this integration ban. Also in August 2006, on behalf of all cable operators, the National Cable and Telecommunications Association (“NCTA”) filed a request for waiver with the FCC until a downloadable security solution is available or after the 2009 digital transition, whichever occurs earlier. As of March 8, 2007, this request was still pending. In January 2007, the FCC denied a waiver request by Comcast Corporation while granting waivers for a small cable operator and Cablevision Systems Corporation. Based on the FCC’s decision with respect to Comcast, it appears likely that the NCTA’s general waiver petition will be denied as will any other waivers that are not limited in time or based on a date-certain changeover to all digital service. The impact of the FCC’s decisions on us cannot yet be measured and we continue to examine our compliance or waiver options.

The vendors from whom we obtain our set-top boxes may be unable to provide the necessary equipment in time for us to comply with the FCC regulations. Any additional costs to our vendors will be passed on to us, and in turn to our customers. In addition, if compliance with these rules is mandated for us but not for our direct competitors, we may be at a competitive disadvantage.

We may become subject to additional regulatory burdens because we offer phone service.

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

Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for cable operators. The FCC clarified that the provision of Internet access does not endanger a cable operator’s favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. That ruling, coupled with the recent Supreme Court decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to invoke higher rates. The series of cases that upheld the FCC rate formula as just compensation left one potential caveat allowing for a higher rate where an owner of a pole could show that an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by an attacher at rates higher than provided under the rate formula. Gulf Power, a utility company from whom we rent pole space, invoked a formal hearing before the FCC in which Gulf Power attempted to demonstrate such a scenario so that it could impose higher pole attachment rates than could be approved under the FCC’s rate formula. The Administrative Law Judge appointed by the FCC ultimately found for various reasons that the poles were not full and that Gulf Power had already set conditions in its contracts with operators that precluded a finding that it did not receive just compensation from the FCC rate formula. Gulf Power could appeal this decision and a potential adverse ruling could occur.

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

Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned our common stock representing approximately 77.5% of the combined voting power as of December 31, 2006. As a result, Mr. Commisso will generally have the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Commisso’s voting power may have the effect of discouraging offers to acquire Mediacom because any such acquisition would require his consent.

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

Mediacom LLC, a wholly owned subsidiary of the Company, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed on April 24, 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that Mediacom LLC placed cable in unauthorized locations and, therefore, was required but failed to obtain permission from the landowners to place the cable. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006. Mediacom LLC’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri, dated October 31, 2006. Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to its insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. Mediacom LLC is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

ITEM 4A.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title

Rocco B. Commisso	57	Chairman and Chief Executive Officer
Mark E. Stephan	50	Executive Vice President and Chief Financial Officer
John G. Pascarelli	45	Executive Vice President, Operations
Italia Commisso Weinand	53	Senior Vice President, Programming & Human Resources
Joseph E. Young	58	Senior Vice President, General Counsel & Secretary
Charles J. Bartolotta	52	Senior Vice President, Customer Operations
Calvin G. Craib	52	Senior Vice President, Business Development
Brian M. Walsh	41	Senior Vice President & Corporate Controller
Craig S. Mitchell	48	Director
William S. Morris III	72	Director
Thomas V. Reifenheiser	71	Director
Natale S. Ricciardi	58	Director
Robert L. Winikoff	60	Director

Rocco B. Commisso has 28 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 20 years of experience with the cable television industry and has served as our Executive Vice President and Chief Financial Officer since July 2005. Prior to that he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

John G. Pascarelli has 26 years of experience in the cable television industry and has served as our Executive Vice President, Operations since November 2003. Prior to that he was our Senior Vice President, Marketing and Consumer Services from June 2000 and our Vice President of Marketing from March 1998. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

Italia Commisso Weinand has 30 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.

Joseph E. Young has 22 years of experience with the cable television industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Charles J. Bartolotta has 24 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

Calvin G. Craib has 25 years of experience in the cable television industry and has served as our Senior Vice President, Business Development since August 2001. Prior to that he was our Vice President, Business Development since April 1999. Before joining us in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

Brian M. Walsh has 19 years of experience in the cable television industry and has served as our Senior Vice President and Corporate Controller since February 2005. Prior to that he was our Senior Vice President, Financial Operations from November 2003, our Vice President, Finance and Assistant to the Chairman from November 2001, our Vice President and Corporate Controller from February 1998 and our Director of Accounting from November 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

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

Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “MCCC”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by The Nasdaq Global Select Market:

	2006		2005
	Low	High	Low	High

First Quarter	$5.36	$6.01	$5.30	$6.72
Second Quarter	$5.85	$6.98	$5.44	$7.06
Third Quarter	$5.97	$7.25	$6.71	$7.51
Fourth Quarter	$7.00	$8.41	$4.79	$7.47

As of February 28, 2007, there were approximately 2,060 holders of record of our Class A common stock and 3 holders of record of our Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

During the year ended December 31, 2006, the Company repurchased 5.82 million shares for an aggregate cost of $34.4 million. There were no repurchases of common stock during the third and fourth quarters of 2006. As of December 31, 2006, approximately $39.0 million remains available under the Company’s stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical consolidated statement of operations data for the year ended December 31, 2002 through 2006 and balance sheet data as of December 31, 2002 through 2006, which are derived from our audited consolidated financial statements (except operating data).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006(11)	2005	2004	2003	2002
	(Amounts in thousands, except per share data)

Statement of Operations Data:
Revenues	$1,210,400	$1,098,822	$1,057,226	$1,004,889	$923,033
Costs and expenses:
Service costs	492,729	438,768	407,875	383,012	359,737
Selling, general and administrative expenses	252,688	232,514	216,394	198,943	173,970
Corporate expenses	25,445	22,287	19,276	17,237	18,075
Depreciation and amortization	215,918	220,567	217,262	273,307	319,435

Operating income	223,620	184,686	196,419	132,390	51,816
Interest expense, net	(227,206)	(208,264)	(192,740)	(190,199)	(188,304)
Loss on early extinguishment of debt	(35,831)	(4,742)	—	—	—
(Loss) gain on derivative instruments, net	(15,798)	12,555	16,125	9,057	(13,877)
Gain (loss) on sale of assets and investments, net	—	2,628	5,885	(1,839)	—
Other expense, net	(9,973)	(11,829)	(12,061)	(11,460)	(11,093)

(Loss) income before income taxes	(65,188)	(24,966)	13,628	(62,051)	(161,458)
Provision for income taxes	(59,734)	(197,262)	(76)	(424)	(200)

Net (loss) income	$(124,922)	$(222,228)	$13,552	$(62,475)	$(161,658)

Basic and diluted (loss) earnings per share:(1)
Basic and diluted (loss) earnings per share	$(1.13)	$(1.90)	$0.11	$(0.53)	$(1.35)

Weighted average common shares outstanding(1)
Basic weighted average shares outstanding	110,971	117,194	118,534	118,627	119,608
Diluted weighted average share outstanding	110,971	117,194	118,543	118,627	119,608
Balance Sheet Data (end of period):
Total assets	$3,652,350	$3,649,498	$3,635,655	$3,662,763	$3,703,974
Total debt	$3,144,599	$3,059,651	$3,009,632	$3,051,493	$3,019,211
Total stockholders’ (deficit) equity	$(94,814)	$59,107	$293,512	$285,114	$346,541

	Year Ended December 31,
	2006(11)	2005	2004	2003	2002
	(Amounts in thousands, except per share data)

Other Data:
Adjusted OIBDA(2)	$444,255	$406,610	$413,729	$405,752	$371,251
Adjusted OIBDA margin(3)	36.7%	37.0%	39.1%	40.4%	40.2%
Ratio of earnings to fixed charges(4)	—	—	1.06	—	—
Net cash flows provided by (used in):
Operating activities	$176,905	$179,095	$224,611	$206,900	$172,596
Investing activities	$(210,235)	$(223,600)	$(177,424)	$(221,444)	$(421,602)
Financing activities	$52,434	$37,911	$(49,127)	$9,135	$216,923
Operating Data: (end of period)
Estimated homes passed(5)	2,829,000	2,807,000	2,785,000	2,755,000	2,715,000
Basic subscribers(6)	1,380,000	1,423,000	1,458,000	1,543,000	1,592,000
Digital customers(7)	528,000	494,000	396,000	383,000	371,000
Data customers(8)	578,000	478,000	367,000	280,000	191,000
Phone customers(9)	105,000	22,000	—	—	—
RGUs(10)	2,591,000	2,417,000	2,221,000	2,206,000	2,154,000

(1)	Basic and diluted (loss) earnings per share is calculated based on the basic and diluted weighted average shares outstanding, respectively.

(2)	“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges.

Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to access our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002

Adjusted OIBDA	$444,255	$406,610	$413,729	$405,752	$371,251
Non-cash share-based compensation and other share-based awards(A)	(4,717)	(1,357)	(48)	(55)	—
Depreciation and amortization	(215,918)	(220,567)	(217,262)	(273,307)	(319,435)

Operating income	$223,620	$184,686	$196,419	$132,390	$51,816

(A)	Includes approximately $239, $24, $48 and $55 for the year ended December 31, 2006, 2005, 2004 and 2003, respectively, related to the issuance of other share-based awards.

(3)	Represents Adjusted OIBDA as a percentage of revenues. See note 2 above.

(4)	Earnings were insufficient to cover fixed charges by $66.1 million, $26.4 million, $66.9 million and $167.6 million for the year ended December 31, 2006, 2005, 2003 and 2002, respectively. Refer to Exhibit 12.1.

(5)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(6)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(7)	Represents customers that receive digital video services.

(8)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 10Mbps. These commercial accounts are converted to equivalent residential data customers by dividing their associated revenues by the applicable residential rate. Our data customers exclude large commercial accounts and include an insignificant number of dial-up customers. Our methodology of calculating data customers may not be identical to those used by other companies offering similar services.

(9)	Represents customers that receive phone service.

(10)	RGUs, or revenue generating units, represent the total of basic subscribers and digital, data and phone customers at the end of each period.

(11)	Effective January 1, 2006, the Company adopted SFAS No. 123(R) (See Note 8 in the Notes to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2006, 2005 and 2004.

Overview

Mediacom Communications Corporation is the nation’s eighth largest cable television company based on customers served and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including analog and digital video services, such as VOD, HDTV and DVRs, HSD and phone service. We offer triple-play bundles of video, HSD and voice to 82% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of December 31, 2006, our cable systems passed an estimated 2.83 million homes and served 1.38 million basic subscribers in 23 states. We provide digital video services to 528,000 digital customers and HSD service to 578,000 customers, representing a digital penetration of 38.3% of our basic subscribers and a data penetration of 20.4% of our estimated homes passed, respectively. We introduced telephone service across several of our markets during the second half of 2005 and provided service to 105,000 customers as of December 31, 2006, representing a penetration of 4.6% of our estimated marketable phone homes.

We evaluate our growth, in part, by measuring the number of RGUs we serve. As of December 31, 2006, we served 2.59 million RGUs, representing a penetration of 91.6% of our estimated homes passed. RGUs represent the total of basic subscribers and digital, data and phone customers.

We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV and Echostar, now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver local television broadcast signals has been the primary cause of our loss of basic subscribers in recent years.

Hurricane Losses in 2004 and 2005

In July and August 2005, as a result of Hurricanes Dennis and Katrina, our cable systems in areas of Alabama, Florida, and Mississippi experienced, to varying degrees, damage to their cable plant and other property and equipment, service interruption and loss of customers. We estimate that the hurricanes initially caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As of December 31, 2006, we have not recovered a significant number of these subscribers.

In September 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama and Florida experienced, to varying degrees, damage to cable plant and other property and equipment, service interruption and loss of customers. We estimate that the hurricane caused losses of 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers.

We are insured against certain hurricane related losses, principally damage to our facilities, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies.

Adjusted OIBDA

We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the our non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.

Actual Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth the unaudited consolidated statements of operations for the year ended December 31, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2006	2005	$ Change	% Change

Revenues	$1,210,400	$1,098,822	$111,578	10.2%
Costs and expenses:
Service costs	492,729	438,768	53,961	12.3%
Selling, general and administrative expenses	252,688	232,514	20,174	8.7%
Corporate expenses	25,445	22,287	3,158	14.2%
Depreciation and amortization	215,918	220,567	(4,649)	(2.1)%

Operating income	223,620	184,686	38,934	21.1%
Interest expense, net	(227,206)	(208,264)	(18,942)	9.1%
Loss on early extinguishment of debt	(35,831)	(4,742)	(31,089)	NM
(Loss) gain on derivatives, net	(15,798)	12,555	(28,353)	NM
Gain on sale of assets and investments, net	—	2,628	(2,628)	NM
Other expense, net	(9,973)	(11,829)	(1,856)	(15.7)%

Loss before provision for income taxes	(65,188)	(24,966)	(40,222)	NM
Provision for income taxes	(59,734)	(197,262)	(137,528)	NM

Net loss	$(124,922)	$(222,228)	$(97,306)	NM

Adjusted OIBDA	$444,255	$406,610	$37,645	9.3%

The following represents a reconciliation of Adjusted OIBDA (Operating Income Before Depreciation and Amortization) to operating income, which is the most directly comparable GAAP measure (Adjusted OIBDA is defined as operating income before depreciation and amortization and non-cash, share-based compensation changes) (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$444,255	$406,610	$37,645	9.3%
Non-cash, share-based compensation and other share-based awards(1)	(4,717)	(1,357)	(3,360)	NM
Depreciation and amortization	(215,918)	(220,567)	4,649	(2.1)%

Operating income	$223,620	$184,686	$38,934	21.1%

(1)	Includes approximately $239 and $24 for the year ended December 31, 2006 and 2005, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue, and selected subscriber, customer and average monthly revenue statistics for the year ended December 31, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2006	2005	$ Change	% Change

Video	$882,878	$849,760	$33,118	3.9%
Data	236,598	194,835	41,763	21.4%
Phone	26,592	1,109	25,483	NM
Advertising	64,332	53,118	11,214	21.1%

	$1,210,400	$1,098,822	$111,578	10.2%

	Year Ended December 31,		Increase/
	2006	2005	(Decrease)	% Change

Basic subscribers	1,380,000	1,423,000	(43,000)	(3.0)%
Data customers	578,000	478,000	100,000	20.9%
Phone customers	105,000	22,000	83,000	NM
Average monthly video revenue per basic subscriber(1)	$52.47	$49.01	$3.46	7.1%
Average monthly data revenue per data customer(2)	$37.68	$37.18	$0.50	1.3%

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly video revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly data revenue per data customer is calculated based on monthly data revenue divided by the average number of data customers for each of the twelve months.

Revenues rose 10.2%, largely attributable to growth in our data and phone customers and higher video rates and service fees.

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

Video revenues increased 3.9%, as a result of the impact of basic rate increases applied on our subscribers and higher service fees from our advanced video products and services, offset in part by the loss of basic subscribers. During the year ended December 31, 2006, we lost 43,000 basic subscribers as compared to a loss of 35,000 basic subscribers in the prior year. Average monthly video revenue per basic video subscriber increased 7.1%.

Data revenues rose 21.4%, primarily due to a 20.9% year-over-year increase in data customers and, to a lesser extent, the growth of our commercial service and our enterprise network businesses. Largely as a result of the expiration of longer-term promotional offers taken in 2005, average monthly data revenue per data customer increased 1.3% from the prior year period.

Phone revenues were $26.6 million for the year ended December 31, 2006. Phone customers grew by 83,000 during 2006, as compared to 22,000 in 2005. As of December 31, 2006, Mediacom Phone was marketed to 2.3 million homes, and we expect to market the product to nearly 90% of our estimated homes passed by the end of 2007.

Advertising revenues increased 21.1%, largely as a result of stronger local advertising sales and political advertising. Political advertising, which was negligible in 2005, contributed approximately 41% of overall advertising revenue growth in 2006.

Costs and Expenses

Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. Video programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.

Service costs rose 12.3%, primarily due to increases in programming and employee expenses and customer growth in our phone and HSD services. Video programming expense increased 8.2%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 46.8% because of the significant increase of our phone and data customers. Employee operating costs rose by 12.0% due to higher levels of headcount and compensation, and lower capitalized activity by our technicians. Service costs as a percentage of revenues were 40.7% and 39.9% for the year ended December 31, 2006 and 2005, respectively.

Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.

Selling, general and administrative expenses rose 8.7%, principally due to higher taxes and fees and office, advertising sales and administrative and customer service employee expenses, offset in part by lower sales commissions paid to our employees. Taxes and fees increased by 11.9% due principally to higher property taxes and franchise fees. Office expenses rose 20.6% due to higher call center telecommunications charges. Advertising sales expense grew 12.9% commensurate with the increase in our advertising sales revenue. Employee costs grew by 7.9% due primarily to higher levels of salary and non-cash, share-based compensation in our administrative and customer service workforce. Selling, general and administrative expenses as a percentage of revenues were 20.9% and 21.2% for the year ended December 31, 2006 and 2005, respectively.

Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 14.2%, principally due to increases in employee compensation, mostly non-cash, share-based compensation, offset in part by a decrease in legal fees. Corporate expenses as a percentage of revenues were 2.1% and 2.0% for the year ended December 31, 2006 and 2005, respectively.

Depreciation and amortization decreased 2.1% due an overall decrease in capital spending.

Adjusted OIBDA

Adjusted OIBDA rose 9.3%, due to revenue growth, partially offset by higher service costs and selling, general and administrative expenses.

Operating Income

Operating income grew 21.1%, largely due to growth in Adjusted OIBDA and, to a lesser extent, a reduction of depreciation and amortization expense.

Interest Expense, Net

Interest expense, net, increased by 9.1%, primarily due to higher market interest rates on variable rate debt.

(Loss) gain on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of December 31, 2006, we had interest rate swaps with an aggregate principal amount of $1.1 billion. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $15.8 million for the year ended December 31, 2006 and a gain of $12.6 million for the year ended December 31, 2005.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $35.8 million and $4.7 million for the year ended December 31, 2006 and 2005, respectively. This includes a premium paid on the redemption of the 11% Notes and the write-off of deferred financing costs associated with various refinancing transactions occurring in both 2006 and 2005. See “Liquidity and Capital Resources.”

Provision for Income Taxes

Provision for income taxes was approximately $59.7 million for the year ended December 31, 2006, as compared to a provision for income taxes of $197.3 million for the year ended December 31, 2005. During the year ended December 31, 2006 and 2005, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes”. As a result, we increased our valuation allowance and recognized a $59.5 million corresponding non-cash charge to income tax expense for the year ended December 31, 2006.

We periodically assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods and the current period, we have established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets.

Net Loss

As a result of the factors described above, primarily the provision for income taxes, the loss on early extinguishment of debt and the loss on derivatives, net, we incurred a net loss for the year ended December 31, 2006 of $124.9 million, as compared to net loss of $222.2 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth the operating results for the year ended December 31, 2005 and 2004 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2005	2004	$ Change	% Change

Revenues	$1,098,822	$1,057,226	$41,596	3.9%
Costs and expenses:
Service costs	438,768	407,875	30,893	7.6%
Selling, general and administrative expenses	232,514	216,394	16,120	7.4%
Corporate expenses	22,287	19,276	3,011	15.6%
Depreciation and amortization	220,567	217,262	3,305	1.5%

Operating income	184,686	196,419	(11,733)	(6.0)%
Interest expense, net	(208,264)	(192,740)	(15,524)	8.1%
Loss on early extinguishment of debt	(4,742)	—	(4,742)	NM
Gain on derivatives, net	12,555	16,125	(3,570)	NM
Gain on sale of assets and investments, net	2,628	5,885	(3,257)	NM
Other expense, net	(11,829)	(12,061)	232	(1.9)%

(Loss) income before provision for income taxes	(24,966)	13,628	(38,594)	NM
Provision for income taxes	(197,262)	(76)	(197,186)	NM

Net (loss) income	$(222,228)	$13,552	$(235,780)	NM

Adjusted OIBDA	$406,610	$413,729	$(7,119)	(1.7)%

The following represents a reconciliation of Adjusted OIBDA (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2005	2004	$ Change	% Change

Adjusted OIBDA	$406,610	$413,729	$(7,119)	(1.7)%
Non-cash share-based compensation and other share-based awards(1)	(1,357)	(48)	(1,309)	NM
Depreciation and amortization	(220,567)	(217,262)	(3,305)	1.5%

Operating Income	$184,686	$196,419	$(11,733)	(6.0)%

(1)	Includes approximately $24 and $48 for the year ended December 31, 2005 and 2004, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue, subscriber and monthly average revenue statistics for the year ended December 31, 2005 and 2004 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2005	2004	$ Change	% Change

Video	$849,760	$848,864	$896	0.1%
Data	194,835	156,284	38,551	24.7%
Advertising	53,118	52,078	1,040	2.0%
Telephone	1,109	—	1,109	NM

	$1,098,822	$1,057,226	$41,596	3.9%

	Year Ended December 31,
	2005	2004	Increase/(Decrease)

Basic subscribers	1,423,000	1,458,000	(35,000)	(2.4)%
Data customers	478,000	367,000	111,000	30.2%
Phone customers	22,000	—	22,000	NM
Average monthly video revenue per basic subscriber(1)	$49.01	$47.57	$1.44	3.0%
Average monthly data revenue per data subscriber(2)	$37.18	$39.35	$(2.17)	(5.5%)

(1)	Average monthly video revenue per basic subscriber is calculated based on monthly revenue divided by the average number of basic subscribers for each of the twelve months.

(2)	Average monthly date revenue per data subscriber is calculated based on monthly data revenue divided by the average number of data subscribers for each of the twelve months.

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

Costs and Expenses

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

Adjusted OIBDA

Adjusted OIBDA declined 1.7% due to increases in service costs and selling, general and administrative expenses that outpaced revenue growth.

Operating Income

Operating income decreased by 6.0% largely due to increases in service costs and the decline of Adjusted OIBDA.

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

Other Expense

Other expense was $11.8 million and $12.1 million for the year ended December 31, 2005 and 2004, respectively. Other expense primarily represents amortization of deferred financing costs and fees on unused credit commitments.

Provision for Income Taxes

Provision for income taxes was approximately $197.3 million for December 31, 2005, compared to $76,000 for the year ended December 31, 2004. During the fourth quarter of 2005, we increased our income tax expense by $197.4 million as a result of our decision to increase the valuation allowance against our deferred tax assets, principally relating to our pre-tax net operating loss carryforwards for federal and state purposes. The federal net operating loss carryforwards had a balance of approximately $1.7 billion as of December 31, 2005, and if not utilized, will expire in the years 2020 through 2025. The state net operating loss carryforwards had a balance of approximately $1.6 billion as of December 31, 2005, and if not utilized, will expire in the years 2007 through 2026.

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

As of December 31, 2006, our total debt was $3.14 billion. Of this amount, $75.6 million matures within the year ending December 31, 2007. During the year ended December 31, 2006, we paid cash interest of $247.5 million, net of capitalized interest.

We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC (“LLC Group”) have a $1.25 billion bank credit facility (the “LLC Credit Facility”) expiring in 2015, of which $923.0 million was outstanding as of December 31, 2006. The LLC Credit Facility consists of a $400.0 million revolving credit commitment, a $200.0 million term loan and a $650.0 million term loan. The operating subsidiaries of Mediacom Broadband LLC (“Broadband Group”) have a $1.64 billion bank credit facility (the “Broadband Credit Facility”) expiring in 2015, of which $1.1 billion was outstanding as of December 31, 2006. The Broadband Credit Facility consists of a $614.0 million revolving credit commitment, a $226.5 million term loan, and an $800.0 million term loan. As of December 31, 2006, we had, in total, unused revolving credit commitments of approximately $839.8 million, of which approximately $729.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

For all periods through December 31, 2006, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with the applicable covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.

The LLC Credit Facility is collateralized by LLC Group’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by LLC Group on a limited recourse basis to the extent of such ownership interests. The Broadband Credit Facility is collateralized by Broadband Group’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Broadband Group on a limited recourse basis to the extent of such ownership interests. Our interest rate exchange agreements are scheduled to expire in the amounts of $200.0 million, $700.0 million and $200.0 million during the year ended December 31, 2007, 2009 and 2010, respectively.

Operating Activities

Net cash flows provided by operating activities were $176.9 million for the year ended December 31, 2006, as compared to $179.1 million for the comparable period last year. The change of $2.2 million is primarily due to the net change in operating assets and liabilities, offset in part by an increase in operating income.

During the year ended December 31, 2006, the net change in our operating assets and liabilities was $11.5 million, primarily due to an increase in our accounts receivable, net of $11.9 million, and a decrease in other non-current liabilities of $5.0 million, offset in part by an increase in deferred revenue of $5.2 million. The change in accounts receivable, net is primarily due to higher revenues and a decrease in the mark-to-market valuation of our interest-rate exchange agreements.

Investing Activities

Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $210.2 million for the year ended December 31, 2006, as compared to $228.2 million for the prior year. Capital expenditures decreased $18.0 million, primarily due to lower spending on customer premise equipment.

Financing Activities

Net cash flows provided by financing activities were $52.4 million for the year ended December 31, 2006, as compared to net cash flows provided by financing activities of $37.9 million for the comparable period in 2005, largely due to net bank and bond financings of $657.5 million to fund the repayment of $572.5 million of senior notes and $34.4 million of Class A share repurchases.

Our principal financing activities included the following:

•	On May 5, 2006, LLC Group refinanced a $543.1 million term loan with a new term loan in the amount of $650.0 million. Borrowings under the new term loan bear interest at a rate that is 0.5% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

•	On May 5, 2006, Broadband Group refinanced a $495.0 million term loan with a new term loan in the amount of $800.0 million. The new term loan consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The new term loan matures in January 2015, whereas the term loan it replaced had a maturity of February 2013.

•	On June 29, 2006, borrowings under the Delayed-Draw Term Loan were used as follows: (i) to repay the Company’s 5.25% convertible senior notes due July 1, 2006, plus accrued and unpaid interest; (ii) to reduce borrowings (but not commitments) outstanding under the revolving credit portion of our subsidiary credit facilities; and (iii) for working capital purposes.

•	On July 17, 2006, we redeemed all of our outstanding 11% Notes due 2013 with available funds from our subsidiary credit facilities.

•	On October 5, 2006, we issued $300.0 million of 8.5% Notes due 2015, and used the proceeds to reduce borrowings (but not commitments) outstanding under the revolving portion of our subsidiary credit facilities.

•	Pursuant to our Board authorized share repurchase program, we repurchased approximately 5.8 million shares of our Class A common stock for approximately $34.4 million during the year ended December 31, 2006.

Other

We have entered into interest rate exchange agreements with counterparties, which expire from January 2007 through August 2010, to hedge $1.1 billion of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2006. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. As of December 31, 2006, about 69.1% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. The average interest rate for borrowings under the revolving commitments of our credit facilities is now LIBOR plus 1.75%

As of December 31, 2006, approximately $32.2 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2006 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest	Purchase
	Debt	Leases	Leases	Expense(1)	Obligations	Total

2007	$74,500	$1,063	$4,863	$236,443	$10,050	$326,919
2008	94,500	36	2,587	231,314	4,590	333,027
2009	121,000	—	1,981	224,850	3,581	351,412
2010	88,500	—	1,612	216,573	—	306,685
2011	264,500	—	1,342	201,910	—	467,752
Thereafter	2,500,500	—	1,922	454,733	—	2,957,155

Total cash obligations	$3,143,500	$1,099	$14,307	$1,565,823	$18,221	$4,742,950

*	Refer to Note 7 to our consolidated financial statements for a discussion of our long-term debt, and to Note 12 for a discussion of our operating leases and other commitments and contingencies.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2006 and the average interest rates applicable under such debt obligations.

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

Property, Plant and Equipment

We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new cable service installations. Capitalized costs include all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the average life of the related assets. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

Indefinite-lived Intangibles

Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and they were accounted for using the purchase method of accounting. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) we no longer amortize the cable franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

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

We follow the provisions of SFAS No. 142 to test our goodwill and cable franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow methodology, under which the fair value of cable franchise rights are determined in a direct manner. This involves certain assumptions and estimates, including future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future. Such impairments could potentially be material.

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

We completed our most recent impairment test as of October 1, 2006, which reflected no impairment of our franchise rights and goodwill.

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

In evaluating our ability to recover our deferred tax assets and net operating loss carryforwards we assess all available positive and negative evidence including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income we use assumptions that require significant judgment and are consistent with the estimates we use to manage our business. During 2006, we increased our valuation allowance against deferred tax assets by $59.5 million and recognized a corresponding non-cash charge to the provision for income taxes. At December 31, 2006, the valuation allowance had a balance of approximately $551.8 million. We will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. We expect to add to our valuation allowance any increase in deferred tax liabilities relating to indefinite-lived intangible assets. We will also adjust our valuation allowance if we assess that there is sufficient change in our ability to recover our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on our future earnings.

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

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation shall be effective for fiscal years beginning after December 15, 2006 and the Company does not believe the adoption of FIN 48 will have a material impact on its business, financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 provides guidance surrounding the process of quantifying financial statement misstatements. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company does not expect that this bulletin will have a material impact on its consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that this Statement will have a material impact on its consolidated financial condition or results of operations.

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

In the normal course of business, we use interest rate exchange agreements (“interest rate swaps”) with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2006, we had $1.1 billion of interest rate swaps with various banks with a weighted average fixed rate of approximately 4.8%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At December 31, 2006, based on the mark-to-market valuation, we would have paid approximately $2.9 million, including accrued interest, if we terminated these agreements. Our interest rate exchange agreements are scheduled to expire in the amounts of $200 million, $700 million and $200 million during the year ended December 31, 2007, 2009 and 2010, respectively.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2006 (all dollars in thousands). See Note 7 to our consolidated financial statements.

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total

Expected Maturity:
January 1, 2007 to December 31, 2007	—	$74,500	$1,063	$75,563
January 1, 2008 to December 31, 2008	—	94,500	36	94,536
January 1, 2009 to December 31, 2009	—	121,000	—	121,000
January 1, 2010 to December 31, 2010	—	88,500	—	88,500
January 1, 2011 to December 31, 2011	125,000	139,500	—	264,500
Thereafter	1,000,000	1,500,500		2,500,500

Total	$1,125,000	$2,018,500	$1,099	$3,144,599

Fair Value	$1,156,250	$2,018,500	$1,099	$3,175,849

Weighted Average Interest Rate	8.9%	6.8%	3.1%	7.6%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mediacom Communications Corporation:

We have completed integrated audits of Mediacom Communication Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, during the year ended December 31, 2006, the Company changed the manner in which it accounts for share-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 8, 2007

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(All dollar amounts in thousands)

ASSETS
CURRENT ASSETS
Cash	$36,385	$17,281
Accounts receivable, net of allowance for doubtful accounts of $2,173 and $3,078, respectively	75,722	63,845
Prepaid expenses and other current assets	17,248	23,046
Deferred tax asset	2,467	2,782

Total current assets	131,822	106,954
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,423,911 and $1,229,738, respectively	1,451,134	1,453,588
Franchise rights, net of accumulated amortization of $140,947	1,803,898	1,803,898
Goodwill	221,382	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $159,848 and $157,755, respectively	11,827	13,896

Total investment in cable television systems	3,488,241	3,492,764
Other assets, net of accumulated amortization of $22,288 and $24,617, respectively	32,287	49,780

Total assets	$3,652,350	$3,649,498

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$275,611	$270,137
Deferred revenue	46,293	41,073
Current portion of long-term debt	75,563	222,770

Total current liabilities	397,467	533,980
Long-term debt, less current portion	3,069,036	2,836,881
Deferred tax liabilities	259,300	200,090
Other non-current liabilities	21,361	19,440

Total liabilities	3,747,164	3,590,391
Commitments and contingencies (Note 12)
STOCKHOLDERS’ (DEFICIT) EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,825,218 shares issued and 82,761,606 shares outstanding as of December 31, 2006 and 93,280,535 shares issued and 88,050,009 shares outstanding as of December 31, 2005	938	933
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,061,237 and 27,336,939 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	271	274
Deferred compensation	—	(4,857)
Additional paid-in capital	991,113	990,584
Accumulated deficit	(1,026,113)	(901,191)
Treasury stock, at cost, 11,063,612 and 5,230,526 shares of Class A common stock, as of December 31, 2006 and December 31, 2005, respectively	(61,023)	(26,636)

Total stockholders’ (deficit) equity	(94,814)	59,107

Total liabilities and stockholders’ (deficit) equity	$3,652,350	$3,649,498

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except per share amounts)

Revenues	$1,210,400	$1,098,822	$1,057,226
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $215,918, $220,567, $217,262, respectively, shown separately below)	492,729	438,768	407,875
Selling, general and administrative expenses	252,688	232,514	216,394
Corporate expenses	25,445	22,287	19,276
Depreciation and amortization	215,918	220,567	217,262

Operating income	223,620	184,686	196,419
Interest expense, net	(227,206)	(208,264)	(192,740)
Loss on early extinguishment of debt	(35,831)	(4,742)	—
(Loss) gain on derivatives, net	(15,798)	12,555	16,125
Gain on sale of assets and investments, net	—	2,628	5,885
Other expense, net	(9,973)	(11,829)	(12,061)

(Loss) income before provision for income taxes	(65,188)	(24,966)	13,628
Provision for income taxes	(59,734)	(197,262)	(76)

Net (loss) income	$(124,922)	$(222,228)	$13,552

Basic weighted average shares outstanding	110,971	117,194	118,534
Basic (loss) earnings per share	$(1.13)	$(1.90)	$0.11
Diluted weighted average shares outstanding	110,971	117,194	118,543
Diluted (loss) earnings per share	$(1.13)	$(1.90)	$0.11

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A	Class B	Additional
	Common	Common	Paid-In	Accumulated	Treasury	Deferred
	Stock	Stock	Capital	Deficit	Stock	Compensation	Total
	(All dollar amounts in thousands)

Balance, December 31, 2003	$913	$289	$982,390	$(692,515)	$(5,963)	$—	$285,114
Net income	—	—	—	13,552	—	—	13,552
Issuance of common stock in employee stock purchase plan	2	—	1,027	—	—	—	1,029
Transfer of stock	15	(15)	—	—	—	—	—
Treasury stock, at cost	—	—	—	—	(6,183)	—	(6,183)

Balance, December 31, 2004	$930	$274	$983,417	$(678,963)	$(12,146)	$—	$293,512

Net loss	—	—	—	(222,228)	—	—	(222,228)
Issuance of common stock in employee stock purchase plan	3	—	977	—	—	—	980
Issuance of restricted stock units, net of forfeitures	—	—	6,190	—	—	(6,190)	—
Amortization of deferred compensation	—	—	—	—	—	1,333	1,333
Treasury stock, at cost	—	—	—	—	(14,490)	—	(14,490)

Balance, December 31, 2005	$933	$274	$990,584	$(901,191)	$(26,636)	$(4,857)	$59,107

Net loss	—	—	—	(124,922)	—	—	(124,922)
Share-based compensation	—	—	4,478	—	—	—	4,478
Issuance of common stock in employee stock purchase plan	2	—	908	—	—	—	910
Issuance of restricted stock units, net of forfeitures	—	—	—	—	(60)	—	(60)
Deferred compensation	3		(4,860)	—	—	4,857	—
Treasury stock, at cost	—	—	—	—	(34,327)	—	(34,327)
Transfer of stock	—	(3)	3	—	—

Balance, December 31, 2006	$938	$271	$991,113	$(1,026,113)	$(61,023)	$—	$(94,814)

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(All dollar amounts in thousands)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income	$(124,922)	$(222,228)	$13,552
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	215,918	220,567	217,262
Loss (gain) on derivatives, net	15,798	(12,555)	(16,125)
Gain on sale of assets and investments, net	—	(2,628)	(5,885)
Loss on early extinguishment of debt	11,206	4,742	—
Amortization of deferred financing costs	5,998	8,613	8,725
Share-based compensation	4,478	1,333	—
Deferred income taxes	59,527	197,306	780
Changes in assets and liabilities, net of effects from acquisitions:
Subscriber accounts receivable, net	(11,877)	(5,592)	(1,043)
Prepaid expenses and other current assets	118	(3,053)	457
Accounts payable and accrued expenses	400	(6,722)	6,961
Deferred revenue	5,220	2,366	2,073
Other non-current liabilities	(4,959)	(3,054)	(2,146)

Net cash flows provided by operating activities	176,905	179,095	224,611

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(210,235)	(228,216)	(181,362)
Acquisition of cable television systems	—	—	(3,372)
Proceeds from sale of assets and investments	—	4,616	10,556
Other investing activities	—	—	(3,246)

Net cash flows used in investing activities	(210,235)	(223,600)	(177,424)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
New borrowings	2,181,000	849,750	247,872
Repayment of debt	(1,823,552)	(799,731)	(289,732)
Redemption of senior notes	(572,500)	(202,834)	—
Issuance of senior notes	300,000	200,000	—
Repurchases of Class A common stock	(34,386)	(14,490)	(6,183)
Proceeds from issuance of common stock in employee stock purchase plan	909	954	1,029
Financing costs	(2,953)	(11,845)	(8,147)
Other financing activities — book overdrafts	3,916	16,107	6,034

Net cash flows provided by (used in) financing activities	52,434	37,911	(49,127)

Net decrease in cash	19,104	(6,594)	(1,940)
CASH, beginning of period	17,281	23,875	25,815

CASH, end of period	$36,385	$17,281	$23,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$247,507	$205,411	$186,835

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Mediacom Communications Corporation (“MCC,” and collectively with its direct and indirect subsidiaries, the “Company”) was organized in November 1999 and is involved in the acquisition and development of cable systems serving smaller cities and towns in the United States. Through these cable systems, the Company provides entertainment, information and telecommunications services to its subscribers. As of December 31, 2006, the Company was operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

2.	LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had unused revolving credit commitments of $839.8 million, of which $729.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of its debt arrangements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of MCC and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: assessment and valuation of intangibles, accounts receivable allowance, useful lives of property, plant and equipment, share-based compensation, and the recognition and measurement of income tax assets and liabilities. Actual results could differ from those and other estimates. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS” No. 123(R)”) (See Note 8).

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the year ended December 31, 2006, the Company revised its estimate of probable losses in the accounts receivable of its advertising business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.4 million and $0.9 million for the year ended December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, the Company revised its estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $1.0 million for the year ended December 31, 2006.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions to property, plant and equipment generally include material, labor and indirect costs. Depreciation is calculated on a straight-line basis over the following useful lives:

Buildings	40 years
Leasehold improvements	Life of respective lease
Cable systems and equipment and subscriber devices	5 to 20 years
Vehicles	3 to 5 years
Furniture, fixtures and office equipment	5 years

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

Capitalized Software Costs

The Company accounts for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in the Company’s telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over its respective estimated useful life of 5 years. During the year ended December 31, 2006 and 2005, the Company capitalized approximately $6.5 million and $1.9 million, respectively of software development costs. Capitalized software had a net book value of $15.6 million and $9.5 million as of December 31, 2006 and 2005, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $28.9 million, $26.9 million and $23.7 million for the year ended December 31, 2006, 2005 and 2004, respectively.

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

Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the year ended December 31, 2006, 2005 and 2004 was approximately $2.1 million, $2.8 million and $11.1 million, respectively. The Company’s estimated aggregate amortization expense for 2007 through 2011 and beyond are $2.1 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $1.3 million, respectively.

The Company operates its cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2006, the Company held 1,383 franchises in areas located throughout the United States. The Company acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting.

The Company has directly assessed the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, the Company makes assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of the Company’s cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.

Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. The Company completed its annual impairment test as of October 1, 2006, which reflected no impairment of franchise rights and goodwill.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Upon adoption of SFAS No. 143, the Company determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of its assets. The Company initially recorded a $7.8 million asset in property, plant and equipment and a corresponding liability of $7.8 million. As of December 31, 2006 and 2005, the corresponding asset, net of accumulated amortization, was $3.7 million and $4.2 million, respectively.

Accounting for Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on January 1, 2006 (see Note 8). The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

In evaluating the Company’s ability to recover its deferred tax assets and net operating loss carryforwards, the Company assesses all available positive and negative evidence including recent performance, the scheduled reversal of deferred tax liabilities, forecasts of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income, the Company uses assumptions that require significant judgment and are consistent with the estimates used to manage the business. At December 31, 2006, the Company recorded a net deferred tax asset valuation allowance of approximately $551.8 million. The Company will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. Should there be a sufficient change in the Company’s assessment of its ability to recover its deferred tax assets, the Company will adjust its valuation allowance accordingly.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation shall be effective for fiscal years beginning after December 15, 2006 and the Company does not believe the adoption of FIN 48 will have a material impact on the its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 provides guidance surrounding the process of quantifying financial statement misstatements. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This bulletin did not have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that this Statement will have a material impact on its consolidated financial condition or results of operations.

4.	EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potentially dilutive securities include common shares which may be issued upon exercise of its stock options, conversion of convertible senior notes or vesting of restricted stock units. Diluted earnings per share excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of the Company’s Class A common stock during the period.

For the year ended December 31, 2006, the Company generated net losses and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the year ended December 31, 2006, the calculation of diluted loss per share excludes 1.5 million potential common shares related to the Company’s stock options and restricted stock units and 9.2 million potential common shares related to the Company’s convertible senior notes.

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

For the year ended December 31, 2004, the calculation of diluted earnings per share excludes 9.2 million potential common shares related to the Company’s convertible senior notes because the inclusion of the potential common shares would have been anti-dilutive. For the year ended December 31, 2004, diluted weighted average common shares includes approximately 9,500 potential common shares assuming the exercise of stock options. The following table reconciles the numerator and denominator of the computations of diluted earnings per share for the year ended December 31, 2005, 2004 and 2003 (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2006			2005			2004
	Net		Loss	Net		Loss	Net		Earnings
	Loss	Shares	per Share	Loss	Shares	per Share	Income	Shares	per Share

Basic (loss) earnings per share	$(124,922)	110,971	$(1.13)	$(222,228)	117,194	$(1.90)	$13,552	118,534	$0.11
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—	—	9	—

Diluted (loss) earnings per share	$(124,922)	110,971	$(1.13)	$(222,228)	117,194	$(1.90)	$13,552	118,543	$0.11

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2006 and 2005, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2006	2005

Cable systems, equipment and subscriber devices	$2,711,273	$2,531,840
Vehicles	65,554	64,729
Furniture, fixtures and office equipment	49,716	38,955
Buildings and leasehold improvements	41,140	40,653
Land and land improvements	7,362	7,149

	2,875,045	2,683,326
Accumulated depreciation	(1,423,911)	(1,229,738)

Property, plant and equipment, net	$1,451,134	$1,453,588

Depreciation expense for the year ended December 31, 2006, 2005 and 2004 was approximately $213.8 million, $217.7 million and $206.2 million, respectively. As of December 31, 2006 and 2005 the Company had property under capitalized leases of $10.1 million and $10.1 million, respectively, before accumulated depreciation, and $3.3 million and $5.3 million, respectively, net of accumulated depreciation. During the year ended December 31, 2006 and 2005, the Company incurred gross interest costs of $231.2 million and $212.0 million, respectively of which $3.6 million and $3.8 million was capitalized. See Note 2 to our consolidated financial statements.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2006 and December 31, 2005 (dollars in thousands):

	December 31,	December 31,
	2006	2005

Accrued programming costs	$49,537	$52,807
Accrued interest	44,741	65,282
Accounts payable	32,146	6,329
Accrued taxes and fees	30,502	30,617
Accrued payroll and benefits	27,220	25,824
Book overdrafts(1)	22,414	26,330
Other accrued expenses	23,836	25,080
Accrued property, plant and equipment	18,542	14,839
Accrued service costs	16,062	12,933
Subscriber advance payments	10,611	10,096

	$275,611	$270,137

(1)	Book overdrafts represent outstanding checks in excess of funds on deposit at the Company’s disbursement accounts.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

Debt consisted of the following (dollars in thousands):

	December 31,	December 31,
	2006	2005

Bank credit facilities	$2,018,500	$1,658,750
11% senior notes due 2006	—	400,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	200,000
5 1/4% convertible senior notes due 2006	—	172,500
Capital lease obligations	1,099	3,401

	$3,144,599	$3,059,651
Less: Current portion	75,563	222,770

Total long-term debt	$3,069,036	$2,836,881

Bank Credit Facilities

The operating subsidiaries of Mediacom LLC, one of the Company’s two principal subsidiaries, maintain a $1.25 billion senior secured credit facility (the “LLC credit facility”). The LLC credit facility originally consisted of a revolving credit facility (the “LLC revolver”) with a $400.0 million revolving credit commitment, a $200.0 million term loan (the “LLC term loan A”) and a $550.0 million term loan (the “LLC term loan B”). On May 5, 2006, the Company refinanced the LLC term loan B with a new term loan (the “LLC term loan C”) in the amount of $650.0 million. Borrowings under the LLC term loan C bear interest at a rate that is 0.5% less than the interest rate of the LLC term loan B that it replaced. The LLC revolver expires on September 30, 2011 and its commitment amount is not subject to scheduled reductions prior to maturity. The LLC term loan A matures on September 30, 2012 and beginning on March 31, 2008 will be subject to quarterly reductions ranging from 2.50% to 9.00% of the original amount. The LLC term loan C matures on January 31, 2015 and will be subject to quarterly reductions of 0.25% from March 31, 2007 to December 31, 2014, and 92.00% on maturity, of the original amount.

As of December 31, 2006, the maximum commitment available under the LLC revolver was $400.0 million and the revolver had an outstanding balance of $73.0 million. As of the same date, the LLC term loans A and C had outstanding balances of $200.0 million and $650.0 million, respectively.

The credit agreement of the LLC credit facility (the “LLC credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 1/2% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding LLC revolver and LLC term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.00% or the base rate plus a floating percentage ranging from 0% to 1.00%. Interest on the LLC term loan C is payable at either the Eurodollar rate plus a floating percentage ranging from 1.50% to 1.75% or the base rate plus a floating percentage ranging from 0.50% to 0.75%.

For the year ended December 31, 2006, the LLC term loan B was reduced by $1.4 million, or 0.25% of the original principal amount.

For the year ended December 31, 2007, the outstanding debt under the LLC term loan C will be reduced by $6.5 million, or 1% of the original principal amount.

The operating subsidiaries of Mediacom Broadband LLC, the Company’s other principal subsidiary, maintain a $1.6 billion senior secured credit facility (the “Broadband credit facility”). The Broadband credit facility

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally consisted of a revolving credit facility (the “Broadband revolver”), a $300.0 million term loan A (the “Broadband term loan A”) and a $500.0 million term loan B (the “Broadband term loan B”). On October 11, 2005, the Company amended the revolving credit portion of its senior secured credit facility: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. On May 5, 2005, the Company refinanced the Broadband term loan B with a new term loan (the “Broadband term loan C”) in the amount of $500.0 million. On May 5, 2006, the Company refinanced the Broadband term loan C with a new term loan (the “Broadband term loan D”) in the amount of $800.0 million. The Broadband term loan D consists of two tranches: (i) a $550.0 million term loan which was funded on May 5, 2006; and (ii) a $250.0 million delayed-draw term loan (the “Delayed-Draw Term Loan”). Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The Broadband term loan A matures on February 1, 2014 and, beginning on September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original principal amount. The Broadband term loan D matures on January 31, 2015 and is subject to quarterly reductions of 0.25% from March 31, 2007 to December 31, 2014, and 92.00% on maturity, of the original principal amount.

As of December 31, 2006, the maximum commitment available under the Broadband revolver was $614.0 million and the revolver had an outstanding balance of $69.0 million. As of the same date, the Broadband term loans A and D had outstanding balances of $226.5 million and $800.0 million, respectively.

The credit agreement of the Broadband credit facility (the “Broadband credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding Broadband revolver and Broadband term loan A balances are payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the Broadband term loan B is payable at either the Eurodollar rate plus a floating percentage ranging from 1.50% to 1.75% or the base rate plus a floating percentage ranging from 0.50% to 0.75%.

For the year ended December 31, 2006, the maximum commitment amount under the portion of the Broadband revolver subject to reduction was reduced by $30.4 million or 12.5% of the original commitment amount, the outstanding debt under the Broadband term loan A was reduced by $37.5 million or 12.5% of the original principal amount, and the outstanding debt under the Broadband term loan C was reduced by $1.3 million or 0.25% of the original principal amount.

For the year ended December 31, 2007, the maximum commitment amount under the portion of the Broadband revolver subject to reduction will be reduced by $48.7 million, or 20.0% of the original commitment amount, the outstanding debt under the Broadband term loan A will be reduced by $60.0 million, or 20.0% of the original principal amount, and the outstanding debt under the Broadband term loan D will be reduced by $8.0 million, or 1.0% of the original principal amount.

The LLC and Broadband credit agreements require compliance with certain financial covenants including, but not limited to, leverage, interest coverage and debt service coverage ratios, as defined therein. The credit agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments, and certain transactions with affiliates. The Company was in compliance with all covenants of the LLC and Broadband credit agreements as of and for all periods in the year ended December 31, 2006.

The LLC credit agreement is collateralized by Mediacom LLC’s pledge of all its ownership interests in its operating subsidiaries and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. The Broadband credit agreement is collateralized by Mediacom Broadband LLC’s pledge of all

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its ownership interests in its operating subsidiaries and is guaranteed by Mediacom Broadband LLC on a limited recourse basis to the extent of such ownership interests.

The average interest rates on outstanding debt under the bank credit facilities as of December 31, 2006 and 2005, were 7.2% and 6.2%, respectively. As of December 31, 2006, the Company had unused credit commitments of approximately $839.8 million under its bank credit facilities, of which approximately $729.0 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of December 31, 2006.

As of December 31, 2006, approximately $32.2 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements. The amount paid to obtain these letters of credit was immaterial.

Interest Rate Exchange Agreements

The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of December 31, 2006, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $1.1 billion is fixed at a weighted average rate of approximately 4.8%. These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2006. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $200.0 million, $700.0 million and $200.0 million during the year ended December 31, 2007, 2009 and 2010, respectively.

The fair value of the interest rate exchange agreements is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of the Company’s counterparties. As of December 31, 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheet a net accumulated liability for derivatives of $2.9 million. As a result of the mark-to-market valuations on these interest rate swaps, the Company recorded a loss on derivatives of $15.8 million for the year ended December 31, 2006, respectively, and a gain on derivatives of $12.6 million for the year ended December 31, 2005, respectively.

Senior Notes

On February 26, 1999, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, a Delaware corporation, jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due February 2011 (the “7 7/8% Senior Notes”). The 7 7/8% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC.

On January 24, 2001, Mediacom LLC and Mediacom Capital Corporation jointly issued $500.0 million aggregate principal amount of 9 1/2% senior notes due January 2013 (the “9 1/2% Senior Notes”). The 9 1/2% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 9 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers, and asset sales and has cross-default provisions related to other debt of Mediacom LLC.

On June 29, 2001, Mediacom Broadband LLC and its wholly-owned subsidiary, Mediacom Broadband Corporation, a Delaware corporation, jointly issued $400.0 million aggregate principal amount of 11% notes due July 2013 (the “11% Senior Notes”). The 11% Senior Notes are unsecured obligations of Mediacom Broadband LLC and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers, and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 30, 2005, Mediacom Broadband LLC and Mediacom Broadband Corporation jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes”). The 81/2% Senior Notes are unsecured obligations of Mediacom Broadband LLC, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The proceeds were used to reduce amounts outstanding under the revolving credit portion of the Company’s credit facilities.

On July 17, 2006, the Company redeemed all of the outstanding 11% Senior Notes. The Company funded the redemption with drawdowns on the revolving credit portions of its subsidiary credit facilities.

On October 5, 2006, Mediacom Broadband LLC and Mediacom Broadband Corporation jointly issued an additional $300.0 million aggregate principal amount of 8 1/2% Senior Notes. The proceeds were used to reduce amounts outstanding under the revolving credit portion of the Company’s credit facilities.

Mediacom LLC and Mediacom Broadband LLC were each in compliance with the indentures governing their respective Senior Notes as of and for all periods in the year ended December 31, 2006.

Convertible Senior Notes

On June 29, 2001, the Company issued $172.5 million aggregate principal amount of 5 1/4% convertible senior notes due July 2006 (the “Convertible Senior Notes”). On June 29, 2006, the Company paid the entire outstanding principal amount of its Convertible Senior Notes, plus accrued and unpaid interest, with borrowings under the Delayed-Draw Term Loan.

Loss on Early Extinguishment of Debt

For the year ended December 31, 2006, the Company recorded in its consolidated statement of operations a loss on early extinguishment of debt of $35.8 million, representing $22.0 million of call premium, $2.6 million of bank fees and the write-off of $11.2 million of unamortized deferred financing costs.

Fair Value and Debt Maturities

The fair values of the Company’s bank credit facilities approximated their carrying values at December 31, 2006. As of December 31, 2006, the fair values of the Company’s Senior Notes are as follows (dollars in thousands):

7 7/8% senior notes due 2011	$127,500
9 1/2% senior notes due 2013	517,500
8 1/2% senior notes due 2015	511,250

$1,156,250

The stated maturities of all debt outstanding as of December 31, 2006 are as follows (dollars in thousands):

2007	$75,563
2008	94,536
2009	121,000
2010	88,500
2011	264,500
Thereafter	2,500,500

$3,144,599

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	STOCKHOLDERS’ (DEFICIT) EQUITY

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

Stock Repurchase Plans

In February 2006, the Board of Directors an additional authorized a $50.0 million Class A common stock repurchase program. During the year ended December 31, 2006, 2005 and 2004, the Company repurchased approximately 5.8 million, 2.7 million, and 1.0 million shares for an aggregate cost of $34.4 million, $14.5 million and $6.2 million, respectively, at an average price per share of $5.90, $5.46 and $5.93, respectively. As of December 31, 2006, approximately $39.0 million remained available under the Class A common stock repurchase program.

Share-based Compensation

In April 2003, MCC’s Board of Directors adopted the Company’s 2003 Incentive Plan, or “2003 Plan,” which amended and restated the Company’s 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by MCC’s stockholders in June 2003 and provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other stock-based awards, in addition to annual incentive awards. The contractual life of share-based awards granted under the 2003 Plan is no more than 10 years. The Company delivers shares from treasury upon the exercise of stock options or the conversion of restricted stock units. The 2003 Plan has 21,000,000 shares of common stock available for issuance in settlement of awards. As of December 31, 2006, approximately 14,500,000 shares remained available for issuance under the 2003 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

Upon adoption of SFAS 123(R), the Company recognizes share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was approximately $2.2 million for the year ended December 31, 2006. Compensation expense related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.

Total share-based compensation expense was as follows (dollars in thousands, except per share data):

Year Ended
December 31,
2006

Share-based compensation expense by type of award:
Employee stock options	$2,240
Employee stock purchase plan	287
Restricted stock units	1,951

Total share-based compensation expense	4,478
Tax effect on stock-based compensation expense	—

Effect on net loss	$(4,478)

Effect on loss per share:
Basic and diluted	(0.04)

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The total future compensation cost related to unvested share-based awards that are expected to vest was $7.1 million as of December 31, 2006, which will be recognized over a weighted average period of 1.5 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards. The Company has elected the “short-cut” method to calculate the historical pool of windfall tax benefits.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value method prescribed by SFAS No. 123 been applied, the effect on net loss and loss per share would have been as follows for the year ended December 31, 2005 and 2004, respectively (dollars in thousands, except per share data):

	For the Year Ended December 31,
	2005	2004

Net (loss) income, as reported	$(222,228)	$13,552
Add: Total stock-based compensation expense included in net loss (income) as reported above	1,333	—
Deduct: Total stock based compensation expense determined under fair value based method of all awards	(5,024)	(5,459)

Pro forma, net (loss) income	$(225,919)	$8,093

Basic and diluted (loss) earnings per share:
As reported	$(1.90)	$0.11

Pro forma	$(1.93)	$0.07

Valuation Assumptions

As required by SFAS 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

			Employee Stock Purchase Plans
	Employee Stock Option Plans		Year Ended
	Year Ended December 31,		December 31,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	55.3%	45.0%	33.0%	45.0%
Risk free interest rate	4.8%	4.0%	4.7%	4.0%
Expected option life (in years)	4.1	6.0	0.5	0.5
Forfeiture rate	14.0%	14.0%	—	—

The Company does not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of the Company’s Class A common stock. Prior to January 1, 2006, the Company used historical data and other factors to estimate the option life of the share-based payments granted. For the year ended December 31, 2006, the Company elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures. The awards are subject to annual vesting periods not to exceed 6 years from the date of grant.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of the Company’s option plans for the year ended December 31, 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (In Years)	Value (in thousands)

Outstanding at January 1, 2006	4,931,915	$14.12
Granted	415,000	5.73
Exercised	(14,000)	6.94
Forfeited	(234,670)	13.85
Expired	—	—
Outstanding at December 31, 2006	5,098,245	$13.35	4.5	$822

Vested or expected to vest at December 31, 2006	4,954,230	$13.54	4.5	$725

Exercisable at December 31, 2006	4,069,569	$15.06	4.3	$130

The weighted average fair value at the date of grant of a Class A common stock option granted under the Company’s option plan during the year ended December 31, 2006 and 2005 was $5.74 and $5.92, respectively. During the year ended December 31, 2006, approximately 670,621 shares vested with a weighted average exercise price of $9.15. The proceeds received by the Company resulting from the exercise of stock options during 2006 were immaterial.

The following table summarizes information concerning stock option activity for the year ended December 31, 2005 and 2004:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	11,743,315	$17.60
Granted	217,000	8.12
Exercised	—	—
Forfeited	(293,056)	16.94

Outstanding at December 31, 2004	11,667,259	$17.92
Granted	580,000	5.91
Exercised	—	—
Forfeited	(7,315,344)	18.85

Outstanding at December 31, 2005	4,931,915	$14.12

The Company had options exercisable on underlying shares amounting to 3,544,893, 10,412,513, and 9,885,115, with average prices of $16.23, $18.35, and $18.72 at December 31, 2005, 2004 and 2003, respectively. The weighted average fair value of options granted was $2.88, $3.89, and $3.82 per share for the year ended December 31, 2005, 2004 and 2003, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning stock options outstanding as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic	Number of	Remaining	Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Contractual	Exercise	Value
Exercise Prices	Outstanding	Life	Price	(In Thousands)	Outstanding	Life	Price	(In Thousands)

$5.00 — $12.00	2,508,405	5.7 years	$7.81	$822	1,479,729	6.1 years	$8.68	$130
$12.01 — $18.00	441,700	4.3 years	17.25	—	441,700	4.3 years	17.25	—
$18.01 — $22.00	2,148,140	3.1 years	19.01	—	2,148,140	3.1 years	19.01	—

	5,098,245	4.5 years	$13.35	$822	4,069,569	4.3 years	$15.06	$130

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s average stock price of $6.70 per share during the year ended December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

During 2005 and 2004, the Company accounted for its stock option plans and employee stock purchase program under APB No. 25. Accordingly, no compensation expense has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS No. 148 requires that information be determined as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and income (loss) per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 4.0% and 3.5% for the year ended December 31, 2005 and 2004, respectively; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation expense been recorded for the employee options under SFAS No. 148, the compensation expense would have been $3.4 million and $5.1 million for the year ended December 31, 2005 and 2004, respectively.

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees and directors (together, the “participants”) in Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. The Company made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The intrinsic value of outstanding RSUs, based on the Company’s average stock price of $6.70 per share during the year ended December 31, 2006, was $9.9 million.

The following table summarizes the activity of the Company’s restricted stock unit awards for the year ended December 31, 2006:

	Number of	Weighted
	Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value

Unvested Awards at January 1, 2006	1,132,300	$5.46
Granted	484,700	5.77
Awards Vested	(41,250)	5.78
Forfeited	(96,325)	5.54

Unvested Awards at December 31, 2006	1,479,425	$5.55

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 183,906, 173,026 and 172,531 in 2006, 2005 and 2004 respectively. The net proceeds to the Company were approximately $1.0 million for each of the year ended 2006, 2005 and 2004, respectively. During 2005 and 2004, compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25. The weighted average fair value of all of the stock issued under the ESPP was estimated on the purchase date using the Black-Scholes model with the following assumptions: (i) discount rate equal to the six year bond rate on the stock purchase date; (ii) expected dividend yields of 0%; (iii) expected lives of six months; and (iv) expected volatility of 45%. Had compensation expense been recorded for the stock issued for the ESPP under SFAS No. 148, the compensation costs would have been approximately $0.3 million for each of the year ended December 31, 2005 and 2004, respectively.

9.	INCOME TAXES

Income tax expense relates to minimum state and local taxes and capital taxes that the Company is required to pay in certain jurisdictions. The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

	2006	2005	2004

Tax (benefit) provision at the United States statutory rate	$(22,808)	$(8,738)	$4,770
State taxes, net of federal tax benefit	9,124	9,836	49
Valuation allowance	72,450	195,667	(4,750)
Permanent items and other	968	497	7

Total income tax expense	$59,734	$197,262	$76

For the year ended December 31, 2006, total income tax expense differed from the tax benefit at the U.S. statutory rate primarily due to an increase in the valuation allowance against certain deferred tax assets (see below). State tax expense primarily represents the change in the state valuation allowance.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net deferred tax liability consists of the following (dollars in thousands):

	2006	2005

Current deferred tax assets:
Unrealized loss on investments	$—	$—
Accrued liabilities	6,383	5,999
Allowance for doubtful accounts	848	1,204

Total current deferred tax assets	7,231	7,203
Less: Valuation allowance	(4,764)	(4,421)

Current deferred tax assets, net	$2,467	$2,782

Long-term deferred tax assets:
Net operating losses	812,970	671,955
Capital loss	9,997	11,254
Other assets	7,310	9,384
Valuation allowance	(547,023)	(425,059)

Long-term deferred tax assets, net	$283,254	$267,534
Long-term deferred tax liabilities:
Investment in cable television systems:
Tangible fixed assets and definite-lived intangible assets	285,720	270,317
Indefinite-lived intangible assets	256,834	197,307

Long-term deferred tax liabilities	$542,554	$467,624

Long-term deferred tax liabilities, net	$259,300	$200,090

As of December 31, 2006 and 2005, the Company had deferred tax assets of $837.5 million and $699.8 million, respectively, with valuation allowances of $551.8 million and $429.5 million, respectively. Most of the deferred tax assets relate to pre-tax net operating loss carryforwards for federal and state purposes. These federal net operating loss carryforwards had a balance of approximately $2.0 billion and $1.7 billion as of December 31, 2006 and 2005, respectively, and if not utilized will expire in the years 2020 through 2026. These state net operating loss carryforwards had a balance of approximately $1.8 billion and $1.6 billion as of December 31, 2006 and 2005, respectively, and if not utilized will expire in the years 2007 through 2026.

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

During 2006, based on the Company’s assessment of the facts and circumstances, the Company concluded that an additional portion of its deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard of SFAS No. 109. As a result, the Company increased its valuation allowance against deferred tax assets by $59.5 million and recognized a corresponding non-cash charge to income tax expense. This amount represents the portion of deferred tax liabilities related to the basis difference of the Company’s indefinite-lived intangible assets. The Company’s assessment of the facts and circumstances took into account its losses before

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes in 2006, the reduced likelihood of future taxable income and the limited availability of prudent tax planning strategies.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation shall be effective for fiscal years beginning after December 15, 2006 and the Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial condition or results of operations.

10.	RELATED PARTY TRANSACTIONS

Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1% direct ownership interest in Mediacom California LLC, which in turn holds a 1% interest in Mediacom Arizona LLC. These ownership interests represent less than 1% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.

One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the year ended December 31, 2006, 2005 and 2004, the Company paid this law firm approximately $0.6 million, $0.9 million and $0.8 million, respectively, for services performed.

11.	EMPLOYEE BENEFIT PLANS

Substantially all employees of the Company are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by the Company up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by the Company. The Company presently matches 50% on the first 6% of employee contributions. The Company’s contributions under the Plan totaled approximately $2.1 million, $2.1 million and $2.0 million for the year ended December 31, 2006, 2005 and 2004, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMMITMENTS AND CONTINGENCIES

Lease and Rental Agreements

Under various lease and rental agreements for offices, warehouses and computer terminals, the Company had rental expense of approximately $5.7 million, $4.8 million and $4.4 million for the year ended December 31, 2006, 2005 and 2004, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2007	$4,863
2008	2,587
2009	1,981
2010	1,612
2011	1,342
Thereafter	1,922

$14,307

In addition, the Company rents utility poles in its operations generally under short-term arrangements, but the Company expects these arrangements to recur. Total rental expense for utility poles was approximately $10.4 million, $10.0 million and $9.6 million for the year ended December 31, 2006, 2005 and 2004, respectively.

Letters of Credit

As of December 31, 2006, approximately $32.2 million of letters of credit were issued to various parties to secure the Company’s performance relating to insurance and franchise requirements. The fair value of such letters of credit was immaterial.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or business.

Mediacom LLC, a wholly owned subsidiary of the Company, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed on April 24, 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that Mediacom LLC placed cable in unauthorized locations and, therefore, was required but failed to obtain permission from the landowners to place the cable. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006. Mediacom LLC’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri, dated October 31, 2006. Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to its insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. Mediacom LLC is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	HURRICANE LOSSES IN 2004 AND 2005

In July and August 2005, as a result of Hurricanes Dennis and Katrina, our cable systems in areas of Alabama, Florida, and Mississippi experienced, to varying degrees, damage to their cable plant and other property and equipment, service interruption and loss of customers. We estimate that the hurricanes initially caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As of December 31, 2006, we have not recovered a significant number of these subscribers.

In September 2004, as a result of Hurricane Ivan, our cable systems in areas of Alabama and Florida experienced, to varying degrees, damage to cable plant and other property and equipment, service interruption and loss of customers. We estimate that the hurricane caused losses of 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers.

We are insured against certain hurricane related losses, principally damage to our facilities, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies.

14.	SALE OF ASSETS AND INVESTMENTS

The Company recorded a net gain on sale of investments amounting to $2.6 million and $5.9 million for the year ended December 31, 2005 and 2004, respectively. The net gain for 2005 was due to the sale of the Company’s investment in American Independence Corporation common stock. The net gain on sale of assets and investments for the year ended December 31, 2004 was principally due to the sale of a cable system in May 2004, serving approximately 3,450 subscribers, for gross proceeds of about $10.6 million.

15.	SUBSEQUENT EVENTS

Cable systems serving the Company’s subscribers carry the broadcast signals of 22 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. (“Sinclair”) under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. Eleven of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that the Company delivers to approximately half of its total subscribers. The other stations are affiliates of the recently launched CW or MyNetwork broadcast networks or are unaffiliated with a national broadcast network.

On September 28, 2006, Sinclair exercised its right to deliver notice to the Company to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend the Company’s right to carriage of its signals until January 5, 2007. The Company and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed the Company to discontinue carriage of its stations. On February 2, 2007, the Company and Sinclair reached agreement and Sinclair stations were immediately restored on the affected cable systems. The Company lost a modest amount of subscribers as a result of the carriage interruption. These events had an immaterial impact on the Company’s financial statements as of, and for the year ended, December 31, 2006.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SELECTED QUARTERLY FINANCIAL DATA (all amounts in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

2006(1)
Revenues	$289,348	$302,421	$305,556	$313,075
Operating income	52,696	59,850	55,963	55,111
Net (loss) income	(37,208)	5,725	(89,827)	(3,612)
Basic and diluted net (loss) income per share	$(0.33)	$0.05	$(0.82)	$(0.03)
Basic weighted average common shares outstanding	113,529	110,922	109,689	109,798
Diluted weighted average common shares outstanding	113,529	110,922	109,689	109,798
2005
Revenues	$266,244	$277,332	$274,959	$280,287
Operating income	45,049	51,766	45,161	42,710
Net loss	(841)	(5,989)	(2,731)	(212,667)
Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.02)	$(1.82)
Basic weighted average common shares outstanding	117,861	117,488	116,864	116,580
Diluted weighted average common shares outstanding	117,861	117,488	116,864	116,580
2004
Revenues	$263,439	$267,599	$261,025	$265,163
Operating income	51,564	52,932	42,876	49,047
Net (loss) income	(5,739)	30,129	(12,807)	1,969
Basic and diluted net (loss) income per share	$(0.05)	$0.25	$(0.11)	$0.02
Basic weighted average common shares outstanding	118,723	118,806	118,523	118,088
Diluted weighted average common shares outstanding	118,723	128,065	118,523	118,088

(1)	Effective January 1, 2006, the Company adopted SFAS No. 123(R) (see Note 8).

Schedule II

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	Beginning of	Costs	Other	Costs	Other	Balance at
	Period	and Expenses	Accounts	and Expenses	Accounts	end of Period
	(All dollar amounts in thousands)

December 31, 2004
Allowance for doubtful accounts:
Current receivables	$3,524	$1,658	$347	$1,870	$—	$3,659
Valuation allowance:
Deferred tax assets	$228,201	$—	$—	$5,429	$—	$222,772

December 31, 2005
Allowance for doubtful accounts:
Current receivables	$3,659	$1,622	$—	$1,831	$372	$3,078
Valuation allowance:
Deferred tax assets	$222,772	$206,708	$—	$—	$—	$429,480
December 31, 2006
Allowance for doubtful accounts:
Current receivables	$3,078	$4,148	$—	$5,053	$—	$2,173
Valuation allowance:
Deferred tax assets	$429,480	$122,307	$—	$—	$—	$551,787

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of and of period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2006, our company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by Item 10 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report and in our proxy statement relating to the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 is set forth in our Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

(b)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1		Restated Certificate of Incorporation of Mediacom Communications Corporation(1)
3.2		By-laws of Mediacom Communications Corporation(1)
4.1		Form of certificate evidencing share of Class A common stock(1)
4.2		Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation(2)
4.3		Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation(3)
4.4		Indenture relating to 8 1/2% senior notes due 2015 of Mediacom LLC and Mediacom Capital Corporation(4)
10	.1(a)	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(5)
10	.1(b)	Amendment No. 1, dated as of May 5, 2006, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(6)
10	.2(a)	Amendment and Restatement, dated December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10	.2(b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JP Morgan Chase Bank, as administrative agent for the lenders(8)
10	.2(c)	Amendment No. 2, dated as of May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(6)
10.3		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(6)
10.4		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank. N.A., as administrative agent(6)

Exhibit
Number		Exhibit Description

10	.5*	Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc.(1)
10.6		Fifth Amended and Restated Operating Agreement of Mediacom LLC(9)
10.7		Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(10)
10	.8*	Compensation Agreement of Rocco Commisso(11)
10.9		2001 Employee Stock Purchase Plan(12)
10	.10(a)*	2003 Incentive Plan(13)
10	.10(b)*	Form of Option Agreement(14)
10	.10(c)*	Form of Restricted Stock Unit Award Agreement(14)
12.1		Schedule of Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of Mediacom Communications Corporation
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Rule 13a-14(a) Certifications
32.1		Section 1350 Certifications

(c)	Financial Statement Schedule

The financial statement schedule — Schedule II — Valuation and Qualifying Accounts — is part of this Form 10-K and is on page 89.

*	Compensatory Plan

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 of Mediacom Communications Corporation and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

(10)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(12)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

(13)	Filed as Exhibit A to the definitive Proxy Statement of Mediacom Communications Corporation filed with the SEC on April 30, 2003 and incorporated herein by reference.

(14)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediacom Communications Corporation

March 8, 2007

By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chairman and Chief Executive Officer (principal executive officer)	March 8, 2007

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 8, 2007

/s/ William S. Morris III William S. Morris III	Director	March 8, 2007

/s/ Craig S. Mitchell Craig S. Mitchell	Director	March 8, 2007

/s/ Thomas V. Reifenheiser Thomas V. Reifenheiser	Director	March 8, 2007

/s/ Natale S. Ricciardi Natale S. Ricciardi	Director	March 8, 2007

/s/ Robert L. Winikoff Robert L. Winikoff	Director	March 8, 2007