Form 10-Q
period 2007-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2007-05-10
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
☐ Yes          ☑ No
As of March 31, 2007, there were 82,848,961 shares of Class A common stock and 27,061,237 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2007

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$23,815	$36,385
Accounts receivable, net of allowance for doubtful accounts of $1,726 and $2,173	67,627	75,722
Prepaid expenses and other current assets	17,704	17,248
Deferred tax assets	1,956	2,467

Total current assets	111,102	131,822
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,466,652 and $1,423,911	1,442,124	1,451,134
Franchise rights	1,803,102	1,803,898
Goodwill	221,232	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of
$159,551 and $159,848	12,461	11,827

Total investment in cable television systems	3,478,919	3,488,241
Other assets, net of accumulated amortization of $23,686 and $22,288	30,177	32,287

Total assets	$3,620,198	$3,652,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$252,956	$275,611
Deferred revenue	47,577	46,293
Current portion of long-term debt	80,021	75,563

Total current liabilities	380,554	397,467

Long-term debt, less current portion	3,054,375	3,069,036
Deferred tax liabilities	272,627	259,300
Other non-current liabilities	22,849	21,361

Total liabilities	3,730,405	3,747,164
Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 93,953,318 shares issued and 82,848,961 shares outstanding and 93,825,218 shares issued and 82,761,606 shares outstanding	940	938
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,061,237 shares issued and outstanding	271	271

Additional paid-in capital	992,924	991,113
Accumulated deficit	(1,042,993)	(1,026,113)
Treasury stock, at cost, 11,104,357 and 11,063,612 shares of Class A common stock	(61,349)	(61,023)

Total stockholders’ deficit	(110,207)	(94,814)

Total liabilities and stockholders’ deficit	$3,620,198	$3,652,350

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$307,876	$289,348

Costs and expenses:
Service costs (exclusive of depreciation and amortization shown below)	132,392	118,523
Selling, general and administrative expenses	62,565	58,428
Corporate expenses	6,791	5,984
Depreciation and amortization	53,801	53,717

Operating income	52,327	52,696

Interest expense, net	(58,990)	(55,652)
(Loss) gain on derivatives, net	(4,395)	515
Gain on sale of cable systems	10,781	—
Other expense, net	(2,708)	(2,641)

Loss before provision for income taxes	(2,985)	(5,082)
Provision for income taxes	(13,895)	(32,126)

Net loss	$(16,880)	$(37,208)

Basic and diluted weighted average shares outstanding	109,890	113,529
Basic and diluted loss per share	$(0.15)	$(0.33)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,880)	$(37,208)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	53,801	53,717
Loss (gain) on derivatives, net	4,395	(515)
Gain on sale of cable systems	(10,781)	—
Amortization of deferred financing costs	1,398	1,690
Share-based compensation	1,321	1,155
Deferred income taxes	13,838	32,067
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	8,222	5,536
Prepaid expenses and other assets	(1,613)	(519)
Accounts payable and accrued expenses	(14,914)	(25,764)
Deferred revenue	1,284	2,641
Other non-current liabilities	(910)	15

Net cash flows provided by operating activities	$39,161	$32,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,857)	(47,619)
Acquisition of cable system	(7,274)	—
Proceeds from sale of cable systems	22,948	—

Net cash flows used in investing activities	$(34,183)	$(47,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	52,000	105,000
Repayment of debt	(62,203)	(70,561)
Repurchase of Class A common stock	—	(21,950)
Net settlement of restricted stock units	(326)	(59)
Proceeds from issuance of common stock in employee stock purchase plan	461	461
Other financing activities — book overdrafts	(7,480)	5,658
Financing costs	—	(145)

Net cash flows (used in) provided by financing activities	$(17,548)	$18,404

Net (decrease) increase in cash	(12,570)	3,600
CASH, beginning of period	36,385	17,281

CASH, end of period	$23,815	$20,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$65,047	$78,620

The accompanying notes to the unaudited financial
statements are an integral part of these statements

1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). MCC owns and operates cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of the Company’s consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of the Company’s accounting policies and other information, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. The Company has not completed its evaluation of SFAS No. 157 to determine the impact that adoption will have on its consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that SFAS No. 159 will have a material impact on its consolidated financial condition or results of operations.
3. LOSS PER SHARE
The Company calculates earnings or loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. The Company’s potentially dilutive securities include common shares which may be issued upon exercise of its stock options, conversion of convertible senior notes or vesting of restricted stock units. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of the Company’s Class A common stock during the period.
For the three months ended March 31, 2007 and 2006, the Company generated net losses so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three months ended March 31, 2007 excludes approximately 2.1 million potential common shares related to the Company’s share-based compensation plans. Diluted loss per share for the three months ended March 31, 2006 excludes approximately 1.6 million potential common shares related to the Company’s share-based compensation plans and 9.2 million potential common shares related to the Company’s convertible senior notes.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006
Cable systems, equipment and subscriber devices	$2,740,408	$2,711,273
Vehicles	69,063	65,554
Furniture, fixtures and office equipment	50,884	49,716
Buildings and leasehold improvements	41,233	41,140
Land and land improvements	7,188	7,362

	2,908,776	2,875,045
Accumulated depreciation	(1,466,652)	(1,423,911)

Property, plant and equipment, net	$1,442,124	$1,451,134

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006
Accrued programming costs	$49,218	$49,537
Accrued interest	39,765	44,741
Accounts payable	37,077	32,146
Accrued payroll and benefits	27,147	27,220
Accrued taxes and fees	23,100	30,502
Accrued service costs	17,177	16,062
Book overdrafts(1)	14,903	22,414
Subscriber advance payments	11,907	10,611
Accrued property, plant and equipment	10,808	18,542
Other accrued expenses	21,854	23,836

	$252,956	$275,611

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

6. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006
Bank credit facilities	$2,008,875	$2,018,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	521	1,099

	$3,134,396	$3,144,599
Less: Current portion	80,021	75,563

Total long-term debt	$3,054,375	$3,069,036

Bank Credit Facilities
The average interest rates on outstanding debt under the Company’s bank credit facilities as of March 31, 2007 and 2006, were 7.1% and 6.6%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2007, the Company had unused credit commitments of approximately $818.7 million under its bank credit facilities, of which approximately $635.8 million could be borrowed and used for general corporate purposes based on the terms and conditions of the Company’s debt arrangements. The Company was in compliance with all covenants under its debt arrangements as of March 31, 2007.
As of March 31, 2007, approximately $32.2 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
The Company uses interest rate exchange agreements in order to fix the interest rate on its floating rate debt. As of March 31, 2007, the Company had interest rate exchange agreements with various banks pursuant to which the interest rate on $900.0 million is fixed at a weighted average rate of approximately 5.15%. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended March 31, 2007 and 2006, respectively. The Company’s interest rate exchange agreements are scheduled to expire in the amounts of $700.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively. As of and for the three months ended March 31, 2007 and 2006, based on the mark-to-market valuation, the Company recorded on its consolidated balance sheets a net accumulated liability for derivatives of $7.3 million and a net accumulated investment in derivatives of $13.4 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and recorded in its consolidated statements of operations a net loss on derivatives of $4.4 million and a net gain on derivatives of $0.5 million, respectively.
7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
In February 2006, the Board of Directors authorized a $50.0 million Class A common stock repurchase program. During the three months ended March 31, 2007, the Company did not repurchase any shares. As of March 31, 2007, approximately $39.0 million remained available under the Class A common stock repurchase program.
Share-based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.

Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$618	$575
Employee stock purchase plan	69	176
Restricted stock units	634	404

Total share-based compensation expense	$1,321	$1,155

During the three months ended March 31, 2007, 530,000 stock options and 523,000 restricted stock units were granted under our compensation programs. The weighted average fair values associated with these grants were $3.61 per stock option and $8.00 per restricted stock unit.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of MCC’s Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 77,342 and 94,317 during the three months ended March 31, 2007 and 2006, respectively. The net proceeds to the Company were approximately $0.5 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, a wholly owned subsidiary of the Company, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed on April 24, 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that Mediacom LLC was required but failed to obtain permission from the landowners to place the cable. A summary judgment ruling in favor of Mediacom LLC was overturned by the Missouri Court of Appeals. The lawsuit has not made a claim for specified damages. An order declaring that this action is appropriate for class relief was entered on April 14, 2006. Mediacom LLC’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri, dated October 31, 2006. Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to its insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. Mediacom LLC is unable to reasonably evaluate the likelihood of an unfavorable outcome or quantify the possible damages, if any, associated with these matters, or judge whether or not those damages would be material to its consolidated financial position, results of operations, cash flows or business.
The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, business, financial condition and results of operations.

9. INCOME TAXES
During the three months ended March 31, 2007, the Company determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, the Company increased its valuation allowance recorded against these assets. The Company has utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $13.9 million and $32.1 million was recorded for the three months ended March 31, 2007 and 2006, respectively. The respective tax provision amounts represent the increase in the deferred tax liabilities related to the basis differences of the Company’s indefinite-lived intangible assets.
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
In prior quarters, the Company had estimated an annual effective tax rate for the year and applied this rate to its quarterly income in order to determine its tax provision. For the three months ended March 31, 2007, the Company has calculated its actual tax provision, which is based on the change in the book/tax basis difference in its indefinite-lived intangible assets using the exception permissible in FASB Interpretation No. 18 (“FIN 18”). Such an approach is allowed under FIN 18, as the Company has determined that it cannot calculate an annual effective tax rate with reasonable accuracy. Due to a perceived volatility in earnings, based in part on prior results, the Company is unable to reliably estimate pre-tax income or loss. The Company believes that this approach will provide a more consistent and accurate result. The impact of this change in approach to the calculation will have a material impact on financial results for interim periods, but will not have any impact on the annual financial statements. Had the Company utilized this approach in 2006, the Company would have recorded a tax provision of $14.5 million for the three months ended March 31, 2006.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007, however the adoption did not have a material effect on the Company, and resulted in no adjustment to retained earnings as of January 1, 2007. The Company has no unrecognized tax benefits as of the adoption date.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2003, 2004 and 2005 U.S. federal tax years and various state and local tax years from 2002 through 2005 remain subject to income tax examinations by tax authorities.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2007, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. These ownership interests represent less than 1.0% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of the Company’s directors is a partner of a law firm that performs various legal services for the Company. For the three months ended March 31, 2007, the Company paid this law firm approximately $0.1 million for services performed. There were no amounts paid to this law firm for the three months ended March 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended, March 31, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
Mediacom Communications Corporation is the nation’s eighth largest cable television company based on customers served, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple-play bundles of video, HSD and voice to 83% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of March 31, 2007, our cable systems passed an estimated 2.82 million homes and served 1.36 million basic video subscribers in 23 states. We provide digital video services to 530,000 customers, representing a penetration of 38.9% of our basic subscribers. We also currently provide HSD to 600,000 customers, representing a penetration of 21.3% of our estimated homes passed. We introduced phone service across several of our markets during the second half of 2005, and provided service to about 123,000 customers as of March 31, 2007, representing a penetration of 5.2% of our estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of Revenue Generating Units (“RGUs”) we serve. As of March 31, 2007, we served 2.62 million RGUs, which represent the total of basic subscribers and digital, data and phone customers.
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
Retransmission Consent
Prior to February 2007, cable systems serving our subscribers carried the broadcast signals of 22 local broadcast stations owned or programmed by Sinclair Broadcast Group, Inc. (“Sinclair”) under a month-to-month retransmission arrangement terminable at the end of any month on 45-days notice. Eleven of these stations are affiliates of one of the “big-4” networks (ABC, CBS, FOX and NBC) that we deliver to approximately half of our total subscribers. The other stations are affiliates of the recently launched CW or MyNetwork broadcast networks or are unaffiliated with a national broadcast network.
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems.
Adjusted OIBDA
We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.
Actual Results of Operations
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
The following table sets forth the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Revenues	$307,876	$289,348	$18,528	6.4%
Costs and expenses:
Service costs	132,392	118,523	13,869	11.7%
Selling, general and administrative expenses	62,565	58,428	4,137	7.1%
Corporate expenses	6,791	5,984	807	13.5%
Depreciation and amortization	53,801	53,717	84	0.2%

Operating income	52,327	52,696	(369)	(0.7%)

Interest expense, net	(58,990)	(55,652)	(3,338)	6.0%
(Loss) gain on derivatives, net	(4,395)	515	(4,910)	NM
Gain on sale of cable systems	10,781	—	10,781	NM
Other expense, net	(2,708)	(2,641)	(67)	2.5%

Loss before provision for income taxes	(2,985)	(5,082)	2,097	NM
Provision for income taxes	(13,895)	(32,126)	18,231	NM

Net loss	$(16,880)	$(37,208)	$20,328	NM

Adjusted OIBDA	$107,449	$107,568	$(119)	(0.1%)

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Adjusted OIBDA	$107,449	$107,568	(119)	(0.1%)
Non-cash, share-based compensation	(1,321)	(1,155)	(166)	NM
Depreciation and amortization	(53,801)	(53,717)	(84)	0.2%

Operating income	$52,327	$52,696	(369)	(0.7%)

Revenues
The following table sets forth revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2007 and 2006 (dollars in thousands, except per subscriber and customer data):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Video	$215,628	$216,893	$(1,265)	(0.6%)
Data	65,548	55,510	10,038	18.1%
Phone	11,546	3,564	7,982	224.0%
Advertising	15,154	13,381	1,773	13.3%

	$307,876	$289,348	$18,528	6.4%

	Three Months Ended
	March 31,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	1,362,000	1,422,000	(60,000)	(4.2%)
Digital customers	530,000	497,000	33,000	6.6%
Data customers	600,000	504,000	96,000	19.0%
Phone customers	123,000	46,000	77,000	167.4%

RGUs (1)	2,615,000	2,469,000	146,000	5.9%
Average total monthly revenue per basic subscriber (2)	$74.85	$67.80	$7.05	10.4%
Average total monthly revenue per RGU (3)	$39.43	$39.48	$(0.05)	(0.1%)

(1)	Represents the total of basic subscribers, digital customers, data customers and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by average basic subscribers for such period.

(3)	Represents revenues for the quarter divided by average RGUs for such period.
Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic, expanded basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees; and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Revenues rose 6.4%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 10.4% to $74.85. RGUs grew 5.9% year-over-year and average total monthly revenue per RGU was essentially flat compared with the prior year period.
Video revenues were flat relative to the first quarter of 2006, with higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. The first quarter performance was impacted by our postponement until the second quarter of basic video rate adjustments that are typically applied earlier in the year as well as $1 million in credits issued to customers because of ice storms. During the three months ended March 31, 2007, we lost 18,000 basic subscribers compared to a loss of 1,000 basic subscribers for the same period last year. The loss of basic subscribers in the first quarter of 2007 was primarily due to the Sinclair dispute. Also, we bought and sold small cable systems (the “cable system transactions”) during the quarter resulting in a net disposition of 3,300 basic subscribers.
Data revenues rose 18.1%, due primarily to a 19.0% year-over-year increase in data customers. This growth reflected a net disposition of 1,900 data customers from the cable system transactions.
Phone revenues grew 224.0%, largely due to a 167.4% increase in phone customers. As of March 31, 2007, Mediacom Phone was marketed to approximately 2.35 million of our 2.82 million estimated homes passed, and we expect to market the product to nearly 90% of our estimated homes passed by the end of 2007.

Advertising revenues increased 13.3%, as a result of stronger local advertising sales, offset in part by weaker national advertising sales.
Costs and Expenses
Significant service costs and expenses are for: video programming; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; our data and phone services, including payments to third-party providers and costs associated with bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense category and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. Video programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 11.7%, primarily due to customer growth in our phone and HSD services and increases in programming and field operating expenses. Recurring expenses related to our phone and HSD services grew 49.1% commensurate with the significant increase of our phone and data customers. Programming expense rose 5.4%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 15.4%, primarily as a result of expenses associated with (i) the purchase of antennas during the Sinclair dispute, which were distributed to our customers so that they could receive the affected off-air broadcast signals, and (ii) higher outside contractor usage to help repair our network damaged in ice storms during the quarter, offset in part by lower pole rental expenses. We believe these events causing field operating costs to rise are one-time expenses. Service costs as a percentage of revenues were 43.0% and 41.0% for the three months ended March 31, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications for our call centers and office administration.
Selling, general and administrative expenses rose 7.1%, principally due to higher marketing, bad debt and office expenses, offset in part by lower employee costs. Marketing costs rose by 36.0%, largely due to product and service advertising and mailing campaigns. Bad debt expenses were higher by 39.1%, primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Office costs increased by 17.7%, primarily due to call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 20.3% and 20.2% for the three months ended March 31, 2007 and 2006, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 13.5%, due primarily to increases in legal and professional fees and non-cash, share-based compensation. Corporate expenses as a percentage of revenues were 2.2% and 2.1% for the three months ended March 31, 2007 and 2006, respectively.
Depreciation and amortization was relatively flat compared to the prior year period, due in part to similar levels of capital spending.
Adjusted OIBDA
Adjusted OIBDA was down slightly, with higher costs and expenses offset in part by revenue growth.
Operating Income
Operating income declined 0.7%, largely due to the slight reduction in Adjusted OIBDA and relatively unchanged depreciation and amortization expense.

Interest Expense, Net
Interest expense, net, increased by 6.0%, primarily due to higher market interest rates on variable rate debt and, to a lesser extent, the expiration of certain interest rate hedging agreements with favorable rates.
(Loss) Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2007, we had interest rate swaps with an aggregate principal amount of $900.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $4.4 million for the three months ended March 31, 2007, as compared to a gain of $0.5 million for the three months ended March 31, 2006.
Gain on Sale of Cable Systems
During the three months ended March 31, 2007, we sold cable systems for $22.9 million and recorded a gain on sale of $10.8 million.
Provision for Income Taxes
Provision for income taxes was approximately $13.9 million for the three months ended March 31, 2007, as compared to a provision for income taxes of $32.1 million for the three months ended March 31, 2006. These provisions for income taxes for the three months ended March 31, 2007 and 2006 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, including the provision for income taxes and the loss on derivatives, net, we recognized a net loss for the three months ended March 31, 2007 of $16.9 million, compared to a net loss of $37.2 million for the three months ended March 31, 2006.
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
As of March 31, 2007, our total debt was $3,134.4 million, of which $80.0 million matures within the twelve months ending March 31, 2008. During the three months ended March 31, 2007, we paid cash interest of $65.0 million, net of capitalized interest. As of March 31, 2007, we had unused revolving credit commitments of $818.7 million, of which $635.8 million could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through March 31, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with the applicable covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.

Operating Activities
Net cash flows provided by operating activities were $39.2 million for the three months ended March 31, 2007, as compared to $32.8 million for the comparable period last year. The change of $6.4 million is primarily due to the change in assets and liabilities.
During the three months ended March 31, 2007, the net change in our operating assets and liabilities was $7.9 million, primarily due to a decrease in accounts payable and accrued expenses of $14.9 million, an increase in our prepaid expenses and other assets of $1.6 million, offset by a decrease in accounts receivable, net of $8.2 million, and an increase in deferred revenue of $1.3 million.
Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $34.2 million for the three months ended March 31, 2007, as compared to $47.6 million for the prior year. Capital expenditures increased $2.3 million to $49.9 million, primarily due to higher spending on customer premise equipment. In addition, we received proceeds of $22.9 million for the sale of cable systems and spent $7.3 million to purchase a cable system.
Financing Activities
Net cash flows used in financing activities were $17.5 million for the three months ended March 31, 2007, primarily due to net repayments of debt and a reduction in book overdrafts. Net cash flows provided by financing activities were $18.4 million for the comparable period in 2006, largely due to net borrowings which funded stock repurchases totaling $22.0 million.
Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2007 through 2009, to hedge $900 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended March 31, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $700.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively.
As of March 31, 2007, approximately $32.2 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Judgments and Estimates
Use of Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting judgments and estimates that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our annual report on Form 10-K for the year ended December 31, 2006.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2007, we granted stock options to certain of our employees (including executive officers) to purchase an aggregate of 530,000 shares of Class A common stock at exercise prices ranging from $8.00 to $8.02 per share. The grant of stock options to employees was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).
ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
May 10, 2007	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications