Form 10-Q
period 2007-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2007-08-08
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
☐ Yes     ☑ No
As of July 31, 2007, there were 82,580,107 shares of Class A common stock and 27,011,237 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2007

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: existing and future competition in our video, high-speed Internet access and phone businesses; our ability to achieve anticipated customer and revenue growth and to successfully implement our growth strategy, including the introduction of new products and services and acquisitions; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; our Class B common stock has substantial voting rights and, through his beneficial ownership of the Class B common stock, our Chairman and CEO generally has the ability to control the outcome of all matters requiring stockholder approval; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$14,697	$36,385
Accounts receivable, net of allowance for doubtful accounts of $2,161 and $2,173	76,213	75,722
Prepaid expenses and other current assets	17,719	17,248
Deferred tax assets	2,176	2,467

Total current assets	110,805	131,822
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,522,959 and $1,423,911	1,447,672	1,451,134
Franchise rights	1,803,178	1,803,898
Goodwill	221,232	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $160,177 and $159,848	11,837	11,827

Total investment in cable television systems	3,483,919	3,488,241
Other assets, net of accumulated amortization of $24,809 and $22,288	29,209	32,287

Total assets	$3,623,933	$3,652,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$254,013	$275,611
Deferred revenue	50,502	46,293
Current portion of long-term debt	84,678	75,563

Total current liabilities	389,193	397,467

Long-term debt, less current portion	3,053,750	3,069,036
Deferred tax liabilities	287,392	259,300
Other non-current liabilities	13,488	21,361

Total liabilities	3,743,823	3,747,164
Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 94,188,460 shares issued and 82,571,663 shares outstanding and 93,825,218 shares issued and 82,761,606 shares outstanding	941	938
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,011,237 shares issued and outstanding and 27,061,237 shares issued and outstanding	270	271

Additional paid-in capital	994,291	991,113
Accumulated deficit	(1,049,638)	(1,026,113)
Treasury stock, at cost, 11,616,797 and 11,063,612 shares of Class A common stock	(65,754)	(61,023)

Total stockholders’ deficit	(119,890)	(94,814)

Total liabilities and stockholders’ deficit	$3,623,933	$3,652,350

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$324,734	$302,421	$632,609	$591,769

Costs and expenses:
Service costs	133,975	121,907	266,370	240,428
Selling, general and administrative expenses	65,932	60,583	128,515	119,012
Corporate expenses	6,932	5,897	13,703	11,881
Depreciation and amortization	56,934	54,184	110,735	107,901

Operating income	60,961	59,850	113,286	112,547

Interest expense, net	(60,022)	(56,890)	(119,012)	(112,542)
Loss on early extinguishment of debt	—	(7,532)	—	(7,532)
Gain on derivatives, net	9,214	807	4,819	1,322
Gain on sale of cable systems	—	—	10,781	—
Other expense, net	(2,196)	(2,983)	(4,904)	(5,624)

Income (loss) before income taxes	7,957	(6,748)	4,970	(11,829)
(Provision for) benefit from income taxes	(14,601)	12,473	(28,495)	(19,653)

Net (loss) income	$(6,644)	$5,725	$(23,525)	$(31,482)

Basic – weighted average shares outstanding	109,758	110,922	109,824	112,218
Basic – (loss) income per share	$(0.06)	$0.05	$(0.21)	$(0.28)
Diluted – weighted average shares outstanding	109,758	112,476	109,824	112,218
Diluted – (loss) income per share	$(0.06)	$0.05	$(0.21)	$(0.28)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(23,525)	$(31,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	110,735	107,901
Gain on derivatives, net	(4,819)	(1,322)
Gain on sale of cable systems	(10,781)	—
Loss on early extinguishment of debt	—	4,908
Amortization of deferred financing costs	2,521	3,334
Share-based compensation	2,687	2,053
Deferred income taxes	28,383	19,538
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(364)	(2,114)
Prepaid expenses and other assets	(1,265)	(3,440)
Accounts payable and accrued expenses	(30,781)	6,677
Deferred revenue	4,209	3,535
Other non-current liabilities	(1,818)	(1,861)

Net cash flows provided by operating activities	$75,182	$107,727

INVESTING ACTIVITIES:
Capital expenditures	(111,776)	(104,781)
Acquisition of cable system	(7,274)	—
Proceeds from sale of cable systems	22,948	—

Net cash flows used in investing activities	$(96,102)	$(104,781)

FINANCING ACTIVITIES:
New borrowings	140,166	1,581,000
Repayment of debt	(146,335)	(1,345,632)
Redemption/repayment of senior notes	—	(172,500)
Repurchases of Class A common stock	(4,331)	(34,386)
Proceeds from issuance of common stock in employee stock purchase plan	460	460
Other financing activities — book overdrafts	9,272	(3,173)
Financing costs	—	(193)

Net cash flows (used in) provided by financing activities	$(768)	$25,576

Net (decrease) increase in cash	(21,688)	28,522
CASH, beginning of period	36,385	17,281

CASH, end of period	$14,697	$45,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$123,049	$118,845

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company,” “we,” “us”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). We own and operate cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. We have not completed our evaluation of SFAS No. 157 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect that SFAS No. 159 will have a material impact on our consolidated financial condition or results of operations.
3. (LOSS) INCOME PER SHARE
We calculate earnings or loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Our potentially dilutive securities include common shares which may be issued upon exercise of our stock options, conversion of convertible senior notes or vesting of restricted stock units. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.
For the three months ended June 30, 2007, and for the six months ended June 30, 2007 and 2006, we generated net losses so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three months ended June 30, 2007 excludes approximately 2.3 million potential common shares related to our share-based compensation plans. Diluted earnings per share for the three months ended June 30, 2006 excludes approximately 9.2 million potential common shares related to our convertible senior notes because the inclusion of the potential common shares would have been anti-dilutive. Diluted loss per share for the six months ended June 30, 2007 excludes approximately 2.3 million potential common shares related to our share-based compensation plans. Diluted loss per share for the six months ended June 30, 2006 excludes approximately 1.5 million potential common shares related to our share-based compensation plans and 9.2 million potential common shares related to our convertible senior notes.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$2,798,955	$2,711,273
Vehicles	71,655	65,554
Furniture, fixtures and office equipment	51,591	49,716
Buildings and leasehold improvements	41,242	41,140
Land and land improvements	7,188	7,362

	2,970,631	2,875,045
Accumulated depreciation	(1,522,959)	(1,423,911)

Property, plant and equipment, net	$1,447,672	$1,451,134

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Accrued interest	$46,106	$44,741
Accrued programming costs	44,092	49,537
Book overdrafts(1)	32,055	22,414
Accrued taxes and fees	28,279	30,502
Accrued payroll and benefits	24,673	27,220
Accrued service costs	16,308	16,062
Accrued property, plant and equipment	15,666	18,542
Subscriber advance payments	11,558	10,611
Accounts payable	7,825	32,146
Other accrued expenses	27,451	23,836

	$254,013	$275,611

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Bank credit facilities	$2,013,250	$2,018,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	178	1,099

	$3,138,428	$3,144,599
Less: Current portion	84,678	75,563

Total long-term debt	$3,053,750	$3,069,036

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of June 30, 2007 and 2006, were 7.0% and 6.8%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2007, we had unused credit commitments of approximately $802.3 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. We were in compliance with all covenants under our debt arrangements as of June 30, 2007.
As of June 30, 2007, approximately $32.0 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of June 30, 2007, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $900.0 million is fixed at a weighted average rate of approximately 5.2%. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended June 30, 2007 and 2006, respectively. Our interest rate exchange agreements are scheduled to expire in the amounts of $700.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively. As of and for the three months ended June 30, 2007 and 2006, based on the mark-to-market valuation, we recorded on our consolidated balance sheets a net accumulated investment in derivatives of $1.9 million and a net accumulated investment in derivatives of $14.2 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and we recorded in our consolidated statements of operations a net gain on derivatives of $9.2 million and $0.8 million, respectively. For the six months ended June 30, 2007 and 2006, we recorded in our consolidated statements of operations a net gain on derivatives of $4.8 million and $1.3 million, respectively.
7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
During the three months ended June 30, 2007, we repurchased approximately 500,000 shares of our Class A common stock for an aggregate cost of $4.3 million, at an average price of $8.60. As of June 30, 2007, approximately $34.7 million remained available under the Class A common stock repurchase program.

Share-based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended June 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$475	$483
Employee stock purchase plan	69	(88)
Restricted stock units	822	503

Total share-based compensation expense	$1,366	$898

	Six Months Ended June 30,
	2007	2006
Share-based compensation expense by type of award:
Employee stock options	$1,094	$1,058
Employee stock purchase plan	138	88
Restricted stock units	1,455	907

Total share-based compensation expense	$2,687	$2,053

During the three months ended June 30, 2007, 50,000 stock options and 25,000 restricted stock units were granted under our compensation programs. The weighted average fair values associated with these grants were $3.75 per stock option and $8.59 per restricted stock unit. During the three months ended June 30, 2007, 70,250 stock options were exercised at an average strike price of $7.02.
Employee Stock Purchase Plan
We maintain an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to 77,342 and 94,317 for the six months ended June 30, 2007 and 2006, respectively. The net proceeds to us were approximately $0.2 million for each of the three months ended June 30, 2007 and 2006. The net proceeds to us were approximately $0.5 million for each of the six months ended June 30, 2007 and 2006.
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

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, business, financial condition and results of operations.
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occuring during the period. During the three months ended June 30, 2007, we have again determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $14.6 million and a tax benefit of $12.5 million was recorded for the three months ended June 30, 2007 and 2006, respectively. A tax provision of $28.5 million and $19.7 million was recorded for the six months ended June 30, 2007 and 2006, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
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
In prior years, we calculated our income tax provision for each quarter by estimating an annual effective tax rate for the year and applying this rate to quarterly income. For the three months and six months ended June 30, 2007, respectively, we have calculated our actual tax provision, which is based on the change in the book/tax basis difference in our indefinite-lived intangible assets using the exception permissible in FASB Interpretation No. 18 (“FIN 18”). Such an approach is allowed under FIN 18, as we have determined that we cannot calculate an annual effective tax rate with reasonable accuracy. Due to a perceived volatility in earnings, based in part on prior results, we are unable to reliably estimate pre-tax income or loss. We believe that this approach will provide a more consistent and accurate result. The impact of this change in approach to the calculation will have a material impact on financial results for interim periods, but will not have any impact on the annual financial statements. Had we utilized this approach in 2006, we would have recorded a tax provision of $16.5 million and $31.0 million for the three and six months ended June 30, 2006, respectively.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007, however the adoption did not have a material effect on us, and resulted in no adjustment to retained earnings as of January 1, 2007. We have no unrecognized tax benefits as of the adoption date. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.

We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2003, 2004 and 2005 U.S. federal tax years and various state and local tax years from 2002 through 2005 remain subject to income tax examinations by tax authorities.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three and six months ended June 30, 2007, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the three months ended June 30, 2007, no amounts were paid. For the three months ended June 30, 2006, we paid this law firm approximately $0.1 million for services performed. For the six months ended June 30, 2007 and 2006, we paid this law firm approximately $0.1 million and $0.1 million, respectively, for services performed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended, June 30, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
Mediacom Communications Corporation is the nation’s eighth largest cable television company based on customers served, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to 86% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of June 30, 2007, our cable systems passed an estimated 2.84 million homes and served 1.34 million basic video subscribers in 23 states. We provide digital video services to 532,000 customers, representing a penetration of 39.6% of our basic subscribers. We also currently provide HSD to 613,000 customers, representing a penetration of 21.6% of our estimated homes passed. We introduced phone service across several of our markets during the second half of 2005, and provided service to about 144,000 customers as of June 30, 2007, representing a penetration of 5.9% of our estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve. As of June 30, 2007, we served 2.63 million RGUs, which represent the total of basic subscribers and digital, data and phone customers.
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
Actual Results of Operations
Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
The following table sets forth the unaudited consolidated statements of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change

Revenues	$324,734	$302,421	$22,313	7.4%
Costs and expenses:
Service costs	133,975	121,907	12,068	9.9%
Selling, general and administrative expenses	65,932	60,583	5,349	8.8%
Corporate expenses	6,932	5,897	1,035	17.6%
Depreciation and amortization	56,934	54,184	2,750	5.1%

Operating income	60,961	59,850	1,111	1.9%

Interest expense, net	(60,022)	(56,890)	(3,132)	5.5%
Loss on early extinguishment of debt	—	(7,532)	7,532	NM
Gain on derivatives, net	9,214	807	8,407	NM
Other expense, net	(2,196)	(2,983)	787	(26.4%)

Income (loss) before income taxes	7,957	(6,748)	14,705	NM
(Provision for) benefit from income taxes	(14,601)	12,473	(27,074)	NM

Net (loss) income	$(6,644)	$5,725	$(12,369)	NM

Adjusted OIBDA	$119,261	$114,932	$4,329	3.8%

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$119,261	$114,932	4,329	3.8%
Non-cash, share-based compensation	(1,366)	(898)	(468)	52.1%
Depreciation and amortization	(56,934)	(54,184)	(2,750)	5.1%

Operating income	$60,961	$59,850	1,111	1.9%

Revenues
The following table sets forth revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data):

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Video	$226,029	$222,559	$3,470	1.6%
Data	69,405	58,037	11,368	19.6%
Phone	13,281	5,876	7,405	126.0%
Advertising	16,019	15,949	70	0.4%

	$324,734	$302,421	$22,313	7.4%

	Three Months Ended
	June 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	1,344,000	1,400,000	(56,000)	(4.0%)
Digital customers	532,000	496,000	36,000	7.3%
Data customers	613,000	516,000	97,000	18.8%
Phone customers	144,000	66,000	78,000	118.2%

RGUs (1)	2,633,000	2,478,000	155,000	6.3%
Average total monthly revenue per basic subscriber (2)	$80.00	$71.44	$8.56	12.0%
Average total monthly revenue per RGU (3)	$41.25	$40.75	$0.50	1.2%

(1)	Represents the total of basic subscribers and digital, data and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by average basic subscribers for such period.

(3)	Represents revenues for the quarter divided by average RGUs for such period.
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
Revenues rose 7.4%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 12.0% to $80.00. RGUs grew 6.3% year-over-year and average total monthly revenue per RGU grew 1.2% compared with the prior year period.
Video revenues grew 1.6% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, and basic video rate increases, offset in part by a lower number of basic subscribers. During the three months ended June 30, 2007, we lost 18,000 basic subscribers compared to a loss of 22,000 basic subscribers for the same period last year.
Data revenues rose 19.6%, primarily due to a 18.8% year-over-year increase in data customers.
Phone revenues grew 126.0%, largely due to a 118.2% increase in phone customers. As of June 30, 2007, Mediacom Phone was marketed to approximately 2.45 million of our 2.84 million estimated homes passed, and we expect to market the product to approximately 2.5 million, or 88%, of our estimated homes passed by the end of 2007.

Advertising revenues were essentially flat year over year, with stronger national advertising sales, offset by weaker local advertising sales.
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
Service costs rose 9.9%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 39.5% commensurate with the significant increase of our phone and data customers. Programming expense rose 7.2%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 41.3% and 40.3% for the three months ended June 30, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications for our call centers and office administration.
Selling, general and administrative expenses rose 8.8%, principally due to higher marketing, bad debt and office expenses. Marketing costs rose by 18.1%, largely due to product and service advertising and mailing campaigns, as well as increased headcount. Bad debt expenses were higher by 29.5%, primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Office costs increased by 21.1%, primarily due to call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 20.3% and 20.0% for the three months ended June 30, 2007 and 2006, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 17.6%, due primarily to increases in legal and professional fees and non-cash, share-based compensation. Corporate expenses as a percentage of revenues were 2.1% and 1.9% for the three months ended June 30, 2007 and 2006, respectively.
Depreciation and amortization rose 5.1%, due in part to increased deployment of customer premise equipment, offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA increased by 3.8%, due to revenue growth, especially in data and phone, offset by increases in related service costs and marketing expenses.
Operating Income
Operating income increased 1.9%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization expense.

Interest Expense, Net
Interest expense, net, increased by 5.5%, primarily due to the expiration of certain interest rate hedging agreements with favorable rates.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2007, we had interest rate swaps with an aggregate principal amount of $900.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $9.2 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively.
Provision for Income Taxes
Provision for income taxes was approximately $14.6 million for the three months ended June 30, 2007, as compared to a benefit from income taxes of $12.5 million for the three months ended June 30, 2006. These provisions for income taxes for the three months ended June 30, 2007 and 2006 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net (Loss) Income
As a result of the factors described above, we recognized a net loss of $6.6 million for the three months ended June 30, 2007, compared to net income of $5.7 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
The following table sets forth the unaudited consolidated statements of operations for the six months ended June 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change

Revenues	$632,609	$591,769	$40,840	6.9%
Costs and expenses:
Service costs	266,370	240,428	25,942	10.8%
Selling, general and administrative expenses	128,515	119,012	9,503	8.0%
Corporate expenses	13,703	11,881	1,822	15.3%
Depreciation and amortization	110,735	107,901	2,834	2.6%

Operating income	113,286	112,547	739	0.7%

Interest expense, net	(119,012)	(112,542)	(6,470)	5.7%
Loss on early extinguishment of debt	—	(7,532)	7,532	NM
Gain on derivatives, net	4,819	1,322	3,497	264.5%
Gain on sale of cable systems	10,781	—	10,781	NM
Other expense, net	(4,904)	(5,624)	720	(12.8%)

Income (loss) before provision for income taxes	4,970	(11,829)	16,799	NM
Provision for income taxes	(28,495)	(19,653)	(8,842)	NM

Net loss	$(23,525)	$(31,482)	$7,957	NM

Adjusted OIBDA	$226,708	$222,501	$4,207	1.9%

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$226,708	$222,501	4,207	1.9%
Non-cash share-based compensation	(2,687)	(2,053)	(634)	30.9%
Depreciation and amortization	(110,735)	(107,901)	(2,834)	2.6%

Operating income	$113,286	$112,547	739	0.7%

Revenues
The following table sets forth revenues, and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data):

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Video	$441,657	$439,451	$2,206	0.5%
Data	134,953	113,547	21,406	18.9%
Phone	24,825	9,441	15,384	162.9%
Advertising	31,174	29,330	1,844	6.3%

	$632,609	$591,769	$40,840	6.9%

	Six Months Ended
	June 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	1,344,000	1,400,000	(56,000)	(4.0%)
Digital customers	532,000	496,000	36,000	7.3%
Data customers	613,000	516,000	97,000	18.8%
Phone customers	144,000	66,000	78,000	118.2%

RGUs (1)	2,633,000	2,478,000	155,000	6.3%
Average total monthly revenue per basic subscriber (2)	$77.41	$69.87	$7.54	10.8%
Average total monthly revenue per RGU (3)	$40.37	$40.30	$0.07	0.2%

(1)	Represents the total of basic subscribers and digital, data and phone customers at the end of each period.

(2)	Represents revenues for the period divided by average basic subscribers for such period.

(3)	Represents revenues for the period divided by average RGUs for such period.
Revenues rose 6.9%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 10.8% to $77.41. RGUs grew 6.3% year-over-year and average total monthly revenue per RGU was essentially flat compared with the prior year period.
Video revenues rose 0.5% relative to the first half of 2006, with higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. During the six months ended June 30, 2007, we lost 36,000 basic subscribers compared to a loss of 23,000 basic subscribers for the same period last year.
Data revenues rose 18.9%, primarily due to a 18.8% year-over-year increase in data customers.
Phone revenues grew 162.9%, largely due to a 118.2% increase in phone customers.
Advertising revenues increased 6.3%, as a result of stronger local advertising sales, offset in part by weaker national advertising sales.
Costs and Expenses
Service costs rose 10.8%, primarily due to customer growth in our phone and HSD services and increases in programming and field operating expenses. Recurring expenses related to our phone and HSD services grew 42.4% commensurate with the significant increase of our phone and data customers. Programming expense rose 6.3%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 13.1%, primarily as a result of (i) the purchase of antennas during the Sinclair dispute, which were distributed to our customers so that they could receive the affected off-air broadcast signals, and (ii) higher outside contractor usage. Service costs as a percentage of revenues were 42.1% and 40.6% for the six months ended June 30, 2007 and 2006, respectively.

Selling, general and administrative expenses rose 8.0%, principally due to higher marketing, bad debt and office expenses. Marketing costs rose by 27.8%, largely due to product and service advertising and mailing campaigns. Bad debt expenses were higher by 33.4%, primarily due to unusually low write-offs of uncollectible accounts in the prior year period. Office costs increased by 19.5%, primarily due to call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 20.3% and 20.1% for the six months ended June 30, 2007 and 2006, respectively.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 15.3%, due primarily to increases in legal and professional fees and non-cash, share-based compensation. Corporate expenses as a percentage of revenues were 2.2% and 2.0% for the six months ended June 30, 2007 and 2006, respectively.
Depreciation and amortization rose 2.6%, due in part to increased deployment of customer premise equipment, offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA rose 1.9%, due to revenue growth, especially in data and phone, offset by increases in related service costs and marketing expenses.
Operating Income
Operating income increased 0.7%, due to higher Adjusted OIBDA, offset in part by higher depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 5.7% primarily due to the expiration of certain interest rate hedging agreements with favorable rates and, to a lesser extent, higher market interest rates on variable rate debt.
Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2007, we had interest rate swaps with an aggregate principal amount of $900.0 million. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a gain on derivatives, net amounting to $4.8 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.
Provision for Income Taxes
Provision for income taxes was approximately $28.5 million for the six months ended June 30, 2007, as compared to a provision for income taxes of $19.7 million for the six months ended June 30, 2006. These provisions for income taxes for the six months ended June 30, 2007 and 2006 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, we recognized a net loss for the six months ended June 30, 2007 of $23.5 million, compared to a net loss of $31.5 million for the six months ended June 30, 2006.

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
As of June 30, 2007, our total debt was $3,138.4 million, of which $84.7 million matures within the twelve months ending June 30, 2008. During the six months ended June 30, 2007, we paid cash interest of $123.0 million, net of capitalized interest. As of June 30, 2007, we had unused revolving credit commitments of $802.3 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through June 30, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with the applicable covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $75.2 million for the six months ended June 30, 2007, as compared to $107.7 million for the comparable period last year. The change of $32.5 million is primarily due to the change in assets and liabilities.
During the six months ended June 30, 2007, the net change in our operating assets and liabilities was $30.0 million, primarily due to a decrease in accounts payable and accrued expenses of $30.8 million, a decrease in our other non-current liabilities of $1.8 million and an increase in our prepaid expenses and other assets of $1.3 million, offset by an increase in deferred revenue of $4.2 million.
Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $96.1 million for the six months ended June 30, 2007, as compared to $104.8 million for the prior year. Capital expenditures increased $7.0 million to $111.8 million, primarily due to higher spending on customer premise equipment. In addition, we received proceeds of $22.9 million from the sale of cable systems and spent $7.3 million to purchase a cable system.
Financing Activities
Net cash flows used in financing activities were $0.8 million for the six months ended June 30, 2007, primarily due to stock repurchases totaling $4.3 million, and net repayments of debt, offset by other financing activities. Net cash flows provided by financing activities were $25.6 million for the comparable period in 2006, largely due to net borrowings which funded stock repurchases totaling $34.4 million.

Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2009 through 2010, to hedge $900.0 million of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended June 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $700.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively.
As of June 30, 2007, approximately $32.0 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2007, we granted stock options to certain of our non-employee directors to purchase an aggregate of 50,000 shares of Class A common stock at an exercise price of $8.59 per share. The grant of stock options to our non-employee directors was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).
The following is a summary of our share repurchases of our Class A common stock during the second quarter of 2007 under our Board-authorized repurchase program:

					Approximate Dollar
			Total Number of		Value of Shares that
	Total Number		Shares Purchased	Total Dollars	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program	the Program
April	—	—	—	—	$39,036,495
May	503,441	$8.60	503,441	$4,331,121	34,705,374
June	—	—	—	—	34,705,374

Second Quarter 2007	503,441	$8.60	503,441	$4,331,121	$34,705,374

ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 12, 2007, we held our annual meeting of stockholders to: (i) elect seven directors to serve for a term of one year; and (ii) ratify the selection of the Company’s independent auditors for the year ending December 31, 2007.
The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld

Rocco B. Commisso	340,768,565	2,029,447
Craig S. Mitchell	341,176,169	1,621,843
William S. Morris III	341,167,314	1,630,698
Thomas V. Reifenheiser	341,176,169	1,621,843
Natale S. Ricciardi	341,175,169	1,622,843
Mark E. Stephan	331,526,313	11,271,699
Robert L. Winikoff	331,557,366	11,240,646

These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.
The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2007. The result of the vote was as follows: 342,763,880 votes were for the selection, 32,581 votes were against the selection and 1,551 votes abstained from the selection.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit 10.1:	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 10.2:	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 10.3:	Amendment No. 2, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 10.4:	Amendment No. 3, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
August 8, 2007	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
Exhibit 10.1:	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 10.2:	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 10.3:	Amendment No. 2, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 10.4:	Amendment No. 3, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders

Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications