Form 10-Q
period 2007-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2007-11-09
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
☐ Yes      ☑ No
As of October 31, 2007, there were 78,474,930 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$15,463	$36,385
Accounts receivable, net of allowance for doubtful accounts of $2,123 and $2,173	80,452	75,722
Prepaid expenses and other current assets	19,674	17,248
Deferred tax assets	2,415	2,467

Total current assets	118,004	131,822
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,574,920 and $1,423,911	1,456,008	1,451,134
Franchise rights	1,798,188	1,803,898
Goodwill	220,647	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $160,615 and $159,848	11,128	11,827

Total investment in cable television systems	3,485,971	3,488,241
Other assets, net of accumulated amortization of $26,105 and $22,288	26,819	32,287

Total assets	$3,630,794	$3,652,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$254,321	$275,611
Deferred revenue	50,341	46,293
Current portion of long-term debt	89,599	75,563

Total current liabilities	394,261	397,467

Long-term debt, less current portion	3,097,125	3,069,036
Deferred tax liabilities	302,168	259,300
Other non-current liabilities	24,771	21,361

Total liabilities	3,818,325	3,747,164
Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 94,208,103 shares issued and 78,394,273 shares outstanding and 93,825,218 shares issued and 82,761,606 shares outstanding	942	938
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding and 27,061,237 shares issued and outstanding	270	271

Additional paid-in capital	996,092	991,113
Accumulated deficit	(1,084,370)	(1,026,113)
Treasury stock, at cost, 15,813,830 and 11,063,612 shares of Class A common stock	(100,465)	(61,023)

Total stockholders’ deficit	(187,531)	(94,814)

Total liabilities and stockholders’ deficit	$3,630,794	$3,652,350

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$328,252	$305,556	$960,861	$897,326

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	137,555	124,427	404,060	364,855
Selling, general and administrative expenses	68,634	65,317	197,149	184,328
Corporate expenses	6,654	6,277	20,222	18,158
Depreciation and amortization	59,970	53,572	170,705	161,473

Operating income	55,439	55,963	168,725	168,512

Interest expense, net	(61,185)	(57,125)	(180,196)	(169,667)
Loss on early extinguishment of debt	—	(28,298)	—	(35,831)
Loss on derivatives, net	(13,791)	(15,851)	(8,972)	(14,528)
Gain on sale of cable systems	545	—	11,326	—
Other expense, net	(1,150)	(2,124)	(6,054)	(7,750)

Loss before income taxes	(20,142)	(47,435)	(15,171)	(59,264)
Provision for income taxes	(14,591)	(42,392)	(43,086)	(62,045)

Net loss	$(34,733)	$(89,827)	$(58,257)	$(121,309)

Basic — weighted average shares outstanding	108,013	109,689	109,220	111,366
Basic — loss per share	$(0.32)	$(0.82)	$(0.53)	$(1.09)
Diluted — weighted average shares outstanding	108,013	109,689	109,220	111,366
Diluted — loss per share	$(0.32)	$(0.82)	$(0.53)	$(1.09)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(58,257)	$(121,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	170,705	161,473
Loss on derivatives, net	8,972	14,528
Gain on sale of cable systems	(11,326)	—
Loss on early extinguishment of debt	—	11,206
Amortization of deferred financing costs	3,817	4,718
Share-based compensation	4,006	3,280
Deferred income taxes	42,919	61,887
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,603)	(7,796)
Prepaid expenses and other assets	(3,905)	(2,287)
Accounts payable and accrued expenses	(9,900)	(31,540)
Deferred revenue	4,048	4,734
Other non-current liabilities	(2,727)	(3,087)

Net cash flows provided by operating activities	$143,749	$95,807

INVESTING ACTIVITIES:
Capital expenditures	$(182,803)	$(156,652)
Acquisition of cable system	(7,274)	—
Proceeds from sales of cable systems	32,448	—

Net cash flows used in investing activities	$(157,629)	$(156,652)

FINANCING ACTIVITIES:
New borrowings	$298,525	$2,106,000
Repayment of debt	(256,400)	(1,442,590)
Redemption/repayment of senior notes	—	(572,500)
Repurchases of Class A common stock	(39,035)	(34,386)
Proceeds from issuance of common stock in employee stock purchase plan	945	910
Other financing activities — book overdrafts	(11,077)	12,481
Financing costs	—	(193)

Net cash flows (used in) provided by financing activities	$(7,042)	$69,722

Net (decrease) increase in cash	(20,922)	8,877
CASH, beginning of period	36,385	17,281

CASH, end of period	$15,463	$26,158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$196,623	$200,689

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, the “Company,” “we,” or “us”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). We own and operate cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2007.
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
3. LOSS PER SHARE
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
For the three and nine months ended September 30, 2007 and 2006, we generated net losses so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three and nine months ended September 30, 2007 excludes approximately 2.2 million potential common shares related to our share-based compensation plans. Diluted loss per share for the three months ended September 30, 2006 excludes approximately 1.6 million potential common shares related to our share-based compensation plans. Diluted loss per share for the nine months ended September 30, 2006 excludes approximately 1.5 million potential common shares related to our share-based compensation plans and 9.2 million potential common shares related to our convertible senior notes which were repaid on June 29, 2006.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$2,856,909	$2,711,273
Vehicles	73,031	65,554
Furniture, fixtures and office equipment	52,437	49,716
Buildings and leasehold improvements	41,372	41,140
Land and land improvements	7,179	7,362

	3,030,928	2,875,045
Accumulated depreciation	(1,574,920)	(1,423,911)

Property, plant and equipment, net	$1,456,008	$1,451,134

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Accrued programming costs	$63,659	$49,537
Accrued interest	34,588	44,741
Accrued payroll and benefits	28,815	27,220
Other accrued expenses	28,837	23,836
Accrued taxes and fees	25,222	30,502
Accrued property, plant and equipment	22,223	18,542
Accrued service costs	17,345	16,062
Subscriber advance payments	12,867	10,611
Book overdrafts(1)	11,711	22,414
Accounts payable	9,054	32,146

	$254,321	$275,611

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Bank credit facilities	$2,061,625	$2,018,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	99	1,099

	$3,186,724	$3,144,599
Less: Current portion	89,599	75,563

Total long-term debt	$3,097,125	$3,069,036

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2007 and December 31, 2006, were 6.8% and 7.2%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2007, we had unused credit commitments of approximately $704.6 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. We were in compliance with all covenants under our debt arrangements as of September 30, 2007.
As of September 30, 2007, approximately $32.0 million of letters of credit were issued to various parties as collateral for the Company’s performance relating primarily to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of September 30, 2007, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $1.0 billion was fixed at a weighted average rate of approximately 5.1%. These agreements have been accounted for on a mark-to-market basis. Our interest rate exchange agreements are scheduled to expire in the amounts of $800.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively. As of and for the three months ended September 30, 2007 and 2006, based on the mark-to-market valuation, we recorded on our consolidated balance sheets net accumulated liabilities for derivatives of $11.9 million and $1.7 million, respectively, which are components of accounts payable and other non-current liabilities and prepaid and other non-current assets, and we recorded in our consolidated statements of operations a net loss on derivatives of $13.8 million and $15.9 million, respectively. For the nine months ended September 30, 2007 and 2006, we recorded in our consolidated statements of operations a net loss on derivatives of $9.0 million and $14.5 million, respectively.
7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
During the three months ended September 30, 2007, we repurchased approximately 4.2 million shares of our Class A common stock for an aggregate cost of $34.7 million, at an average price of $8.27 per share. As of September 30, 2007, there were no remaining amounts of authorization under the Class A common stock repurchase program. On November 1, 2007, our Board of Directors authorized a new $50.0 million Class A common stock repurchase program.

Share-based Compensation
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” requiring the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period.
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2007	2006

Share-based compensation expense by type of award:
Employee stock options	$428	$591
Employee stock purchase plan	73	132
Restricted stock units	818	504

Total share-based compensation expense	$1,319	$1,227

	Nine Months Ended
	September 30,
	2007	2006

Share-based compensation expense by type of award:
Employee stock options	$1,521	$1,649
Employee stock purchase plan	211	221
Restricted stock units	2,274	1,410

Total share-based compensation expense	$4,006	$3,280

During the three months ended September 30, 2007, 5,000 restricted stock units were granted under our compensation programs. There were no stock options granted during the three months ended September 30, 2007. The weighted average fair values associated with these grants were $10.29 per restricted stock unit. During the three months ended September 30, 2007, approximately 9,000 stock options were exercised, and approximately 2,000 restricted stock units vested.
Employee Stock Purchase Plan
We maintain an employee stock purchase plan (“ESPP”). Under the ESPP, all employees are allowed to participate in the purchase of MCC’s Class A common stock at 85% of the lower of the fair market value on the first or last day of each six month offering period. Shares purchased by employees amounted to approximately 81,000 and 90,000 for the three months ended September 30, 2007 and 2006, respectively. Shares purchased by employees amounted to approximately 158,000 and 184,000 for the nine months ended September 30, 2007 and 2006, respectively. The net proceeds to us were approximately $0.3 million for each of the three months ended September 30, 2007 and 2006. The net proceeds to us were approximately $0.9 million for each of the nine months ended September 30, 2007 and 2006.

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
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the three months ended September 30, 2007, we have again determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $14.6 million and $42.4 million was recorded for the three months ended September 30, 2007 and 2006, respectively. A tax provision of $43.1 million and $62.0 million was recorded for the nine months ended September 30, 2007 and 2006, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
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
In prior years, we calculated our income tax provision for each quarter by estimating an annual effective tax rate for the year and applying this rate to quarterly income. For the three months and nine months ended September 30, 2007, respectively, we have calculated our actual tax provision, which is based on the change in the book/tax basis difference in our indefinite-lived intangible assets using the exception permissible in FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). Such an approach is allowed under FIN 18, as we have determined that we cannot calculate an annual effective tax rate with reasonable accuracy. Due to a perceived volatility in earnings, based in part on prior results, we are unable to reliably estimate pre-tax income or loss. We believe that this approach will provide a more consistent and accurate result. The impact of this change in approach to the calculation will have a material impact on financial results for interim periods, but will not have any impact on the annual financial statements. Had we utilized this approach in 2006, we would have recorded a tax provision of $14.2 million and $45.1 million for the three and nine months ended September 30, 2006, respectively.

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
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three and nine months ended September 30, 2007, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of the Company’s total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the three months ended September 30, 2007, we paid this law firm approximately $0.1 million for services performed. For each of the nine months ended September 30, 2007 and 2006, we paid this law firm approximately $0.2 million and $0.1 million, respectively, for services performed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended, September 30, 2007 and 2006, and with our annual report on Form 10-K for the year ended December 31, 2006.
Overview
Mediacom Communications Corporation is the nation’s eighth largest cable television company based on customers served, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of broadband products and services, including video services, such as video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data access (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to 88% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of September 30, 2007, our cable systems passed an estimated 2.84 million homes and served 1.33 million basic video subscribers in 23 states. We provide digital video services to 541,000 customers, representing a penetration of 40.6% of our basic subscribers, and provide HSD service to 636,000 customers, representing a penetration of 22.4% of our estimated homes passed. We introduced phone service across several of our markets during the second half of 2005, and provided service to about 165,000 customers as of September 30, 2007, representing a penetration of 6.6% of our 2.5 million estimated marketable phone homes.
We evaluate our growth, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, data and phone customers. As of September 30, 2007, we served 2.67 million RGUs, as compared to 2.54 million RGUs for the prior year period.
We have faced increasing levels of competition for our video programming services over the past few years, mostly from DBS providers. DirecTV and Echostar have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver these signals has been the primary cause of our loss of basic subscribers in recent years.
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
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems. As a result of the retransmission consent dispute, both prior to and during the loss of carriage of the Sinclair stations, we experienced higher levels of basic subscriber losses in the fourth quarter of 2006 and the first quarter of 2007.

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

Actual Results of Operations
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
The following tables set forth the unaudited consolidated statements of operations for the three months ended September 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Revenues	$328,252	$305,556	$22,696	7.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	137,555	124,427	13,128	10.6%
Selling, general and administrative expenses	68,634	65,317	3,317	5.1%
Corporate expenses	6,654	6,277	377	6.0%
Depreciation and amortization	59,970	53,572	6,398	11.9%

Operating income	55,439	55,963	(524)	(0.9%)

Interest expense, net	(61,185)	(57,125)	(4,060)	7.1%
Loss on early extinguishment of debt	—	(28,298)	28,298	NM
Loss on derivatives, net	(13,791)	(15,851)	2,060	NM
Gain on sale of cable systems	545	—	545	NM
Other expense, net	(1,150)	(2,124)	974	(45.9%)

Income before income taxes	(20,142)	(47,435)	27,293	(57.5%)
Provision for income taxes	(14,591)	(42,392)	27,801	(65.6%)

Net loss	$(34,733)	$(89,827)	$55,094	(61.3%)

Adjusted OIBDA	$116,728	$110,762	$5,966	5.4%

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$116,728	$110,762	5,966	5.4%
Non-cash, share-based compensation	(1,319)	(1,227)	(92)	7.5%
Depreciation and amortization	(59,970)	(53,572)	(6,398)	11.9%

Operating income	$55,439	$55,963	(524)	(0.9%)

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2007 and 2006 (dollars in thousands, except per subscriber and RGU data):

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Video	$225,887	$221,384	$4,503	2.0%
Data	70,528	60,803	9,725	16.0%
Phone	14,443	7,857	6,586	83.8%
Advertising	17,394	15,512	1,882	12.1%

	$328,252	$305,556	$22,696	7.4%

	September 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	1,331,000	1,394,000	(63,000)	(4.5%)
Digital customers	541,000	514,000	27,000	5.3%
Data customers	636,000	544,000	92,000	16.9%
Phone customers	165,000	83,000	82,000	98.8%

RGUs (1)	2,673,000	2,535,000	138,000	5.4%

Average total monthly revenue per basic subscriber (2)	$81.81	$72.91	$8.90	12.2%
Average total monthly revenue per RGU(3)	$41.24	$40.64	$0.60	1.5%

(1)	Represents the total of basic subscribers and digital, data and phone customers at the end of each period.

(2)	Represents revenues for the quarter divided by average basic subscribers for such period.

(3)	Represents revenues for the quarter divided by average RGUs for such period.
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
Revenues rose 7.4%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 12.2%. RGUs grew 5.4% and average total monthly revenue per RGU grew 1.5%.
Video revenues grew 2.0% due to higher service fees from our advanced video products and services, such as DVRs and HDTV, and basic video rate increases, offset in part by a lower number of basic subscribers. Since June 30, 2007, we lost 13,000 basic subscribers, including the sale during the period of a cable system serving approximately 3,000 basic subscribers, compared to a loss of 6,000 basic subscribers for the same period last year. Since September 30, 2006, we lost 63,000 basic subscribers, including a significant number of basic subscribers lost in connection with the retransmission consent dispute with Sinclair and the sale during the period of cable systems serving on a net basis 6,300 basic subscribers.

Data revenues rose 16.0% primarily due to a 16.9% year-over-year increase in data customers.
Phone revenues grew 83.8%, largely due to a 98.8% increase in phone customers.
Advertising revenues rose 12.1%, largely as a result of a 14-week broadcast sales period this quarter, as compared to a 13-week period in the three months ended September 30, 2006.
Costs and Expenses
Significant service costs and expenses include: video programming; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities, and provide customer support; our data and phone services, including payments to third-party providers and costs associated with bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense category and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. Video programming costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 10.6%, primarily due to customer growth in our phone and HSD services and increases in programming expenses. Recurring expenses related to our phone and HSD services grew 49.5% commensurate with the significant increase of our phone and data customers. Programming expense rose 4.6%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Service costs as a percentage of revenues were 41.9% and 40.7% for the three months ended September 30, 2007 and 2006, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and costs related to telecommunications for our call centers and office administration.
Selling, general and administrative expenses rose 5.1%, principally due to higher marketing, office expenses and bad debt, offset in part by a reduction in taxes and fees. Marketing costs rose by 14.9%, largely due to increases in product and service advertising, direct mailing campaigns and personnel costs, and a decrease in promotional support. Office costs increased by 14.6%, primarily due to call center telecommunications charges. Bad debt expenses were higher by 13.7%, primarily due to higher average write-offs per delinquent account and increased collections expense. Taxes and fees decreased 9.9%, primarily due to a reduction in state property taxes. Selling, general and administrative expenses as a percentage of revenues were 20.9% and 21.4% for the three months ended September 30, 2007 and 2006, respectively.
We expect continued revenue growth in our advanced products and services. As a result, we expect our service costs and selling, general and administrative expenses to increase.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 6.0%, due primarily to increases in legal and professional fees and non-cash, share-based compensation. Corporate expenses as a percentage of revenues were 2.0% and 2.1% for the three months ended September 30, 2007 and 2006, respectively.
Depreciation and amortization rose 11.9%, primarily due to increased deployment of shorter-lived customer premise equipment, partly offset by lower spending on plant upgrade and rebuild.

Adjusted OIBDA
Adjusted OIBDA increased by 5.4%, due to revenue growth, especially in data and phone, offset in part by increases in service costs and selling, general and administrative expenses.
Operating Income
Operating income decreased 0.9%, due to higher depreciation and amortization expense, largely offset by an increase in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, increased by 7.1%, due to the expiration of certain interest rate hedging agreements with favorable rates and, to a lesser extent, higher average indebtedness.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2007, we had interest rate swaps with an aggregate principal amount of $1.0 billion. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $13.8 million and $15.9 million for the three months ended September 30, 2007 and 2006, respectively.
Gain on Sale of Cable Systems
During the three months ended September 30, 2007, we sold a cable system for $9.5 million and recorded a gain on sale of $0.5 million.
Provision for Income Taxes
Provision for income taxes was approximately $14.6 million for the three months ended September 30, 2007, as compared to a provision for income taxes of $42.4 million for the three months ended September 30, 2006. These provisions for income taxes for the three months ended September 30, 2007 and 2006 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, we recognized a net loss of $34.7 million for the three months ended September 30, 2007, compared to a net loss of $89.8 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
The following tables set forth the unaudited consolidated statements of operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change

Revenues	$960,861	$897,326	$63,535	7.1%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	404,060	364,855	39,205	10.7%
Selling, general and administrative expenses	197,149	184,328	12,821	7.0%
Corporate expenses	20,222	18,158	2,064	11.4%
Depreciation and amortization	170,705	161,473	9,232	5.7%

Operating income	168,725	168,512	213	0.1%

Interest expense, net	(180,196)	(169,667)	(10,529)	6.2%
Loss on early extinguishment of debt	—	(35,831)	35,831	NM
Loss on derivatives, net	(8,972)	(14,528)	5,556	(38.2%)
Gain on sale of cable systems	11,326	—	11,326	NM
Other expense, net	(6,054)	(7,750)	1,696	(21.9%)

Loss before provision for income taxes	(15,171)	(59,264)	44,093	NM
Provision for income taxes	(43,086)	(62,045)	18,959	NM

Net loss	$(58,257)	$(121,309)	$63,052	NM

Adjusted OIBDA	$343,436	$333,265	$10,171	3.1%

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$343,436	$333,265	10,171	3.1%
Non-cash share-based compensation	(4,006)	(3,280)	(726)	22.1%
Depreciation and amortization	(170,705)	(161,473)	(9,232)	5.7%

Operating income	$168,725	$168,512	213	0.1%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2007 and 2006 (dollars in thousands, except per subscriber and customer data):

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Video	$667,544	$660,837	$6,707	1.0%
Data	205,481	174,350	31,131	17.9%
Phone	39,268	17,297	21,971	127.0%
Advertising	48,568	44,842	3,726	8.3%

	$960,861	$897,326	$63,535	7.1%

	September 30,		Increase/
	2007	2006	(Decrease)	% Change
Basic subscribers	1,331,000	1,394,000	(63,000)	(4.5%)
Digital customers	541,000	514,000	27,000	5.3%
Data customers	636,000	544,000	92,000	16.9%
Phone customers	165,000	83,000	82,000	98.8%

RGUs (1)	2,673,000	2,535,000	138,000	5.4%

Average total monthly revenue per basic subscriber (2)	$78.76	$70.79	$7.97	11.3%
Average total monthly revenue per RGU(3)	$40.56	$40.27	$0.29	0.7%

(1)	Represents the total of basic subscribers and digital, data and phone customers at the end of each period.

(2)	Represents revenues for the period divided by average basic subscribers for such period.

(3)	Represents revenues for the period divided by average RGUs for such period.
Revenues rose 7.1%, largely attributable to growth in our data and phone customers. Average total monthly revenue per basic subscriber grew 11.3%. RGUs grew 5.4% year-over-year and average total monthly revenue per RGU was modestly higher than the prior year period.
Video revenues grew 1.0% for the nine month period, with higher service fees from our advanced video products and services, such as DVRs and HDTV, offset by a lower number of basic subscribers. Since December 31, 2006, we lost 49,000 basic subscribers, including a significant number of basic subscribers lost in connection with the retransmission consent dispute with Sinclair and the sale during the period of cable systems serving on a net basis 6,300 basic subscribers, compared to a loss of 28,000 basic subscribers for the same period last year.
Data revenues rose 17.9%, primarily due to a 16.9% year-over-year increase in data customers.
Phone revenues grew 127.0%, largely due to a 98.8% increase in phone customers.
Advertising revenues increased 8.3%, as a result of stronger local and, to a lesser extent, national advertising sales.

Costs and Expenses
Service costs rose 10.7%, primarily due to customer growth in our phone and HSD services and increases in programming and field operating expenses. Recurring expenses related to our phone and HSD services grew 45.8% commensurate with the significant increase of our phone and data customers. Programming expense rose 5.7%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 6.7%, primarily as a result of higher outside contractor usage and increased utility expenses and, to a lesser extent, the purchase of antennas in the first quarter of 2007 for distribution to our customers so that they could receive affected off-air broadcast signals during the Sinclair dispute, and costs associated with our workforce management system. Service costs as a percentage of revenues were 42.1% and 40.7% for the nine months ended September 30, 2007 and 2006, respectively.
Selling, general and administrative expenses rose 7.0%, principally due to higher marketing, bad debt, and office expenses. Marketing costs rose by 17.7%, largely due to increases in direct mailing campaigns and personnel costs, product and service advertising, and a decrease in promotional support. Bad debt expenses were higher by 24.3%, primarily due to higher average write-offs per delinquent account, unusually low write-offs of uncollectible accounts in the prior year period and increased collections expense. Office costs increased by 17.7%, primarily due to call center telecommunications charges. Selling, general and administrative expenses as a percentage of revenues were 20.5% for each of the nine month period ended September 30, 2007 and 2006, respectively.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 11.4%, due primarily to increases in legal and professional fees and non-cash, share-based compensation. Corporate expenses as a percentage of revenues were 2.1% and 2.0% for the nine months ended September 30, 2007 and 2006, respectively.
Depreciation and amortization rose 5.7%, due primarily to increased deployment of customer premise equipment, offset by lower spending on plant upgrade and rebuild.
Adjusted OIBDA
Adjusted OIBDA rose 3.1%, due to revenue growth, especially in data and phone, offset in part by increases in service costs and selling, general and administrative expenses.
Operating Income
Operating income increased 0.1%, due to higher Adjusted OIBDA, largely offset by higher depreciation and amortization expense.
Interest Expense, Net
Interest expense, net, increased by 6.2% primarily due to the expiration of certain interest rate hedging agreements with favorable rates and, to a lesser extent, higher average indebtedness and higher market interest rates on variable rate debt.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2007, we had interest rate swaps with an aggregate principal amount of $1.0 billion. The changes in their mark-to-market values are derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives, net amounting to $9.0 million and $14.5 million for the nine months ended September 30, 2007 and 2006, respectively.

Gain on Sale of Cable Systems
During the nine months ended September 30, 2007, we sold cable systems for $32.4 million and recorded a gain on sale of $11.3 million.
Provision for Income Taxes
Provision for income taxes was approximately $43.1 million for the nine months ended September 30, 2007, as compared to a provision for income taxes of $62.0 million for the nine months ended September 30, 2006. These provisions for income taxes for the nine months ended September 30, 2007 and 2006 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, we recognized a net loss for the nine months ended September 30, 2007 of $58.3 million, compared to a net loss of $121.3 million for the nine months ended September 30, 2006.
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
As of September 30, 2007, our total debt was $3,186.7 million, of which $89.6 million matures within the twelve months ending September 30, 2008. During the nine months ended September 30, 2007, we paid cash interest of $196.6 million, net of capitalized interest. As of September 30, 2007, we had unused revolving credit commitments of $704.6 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
For all periods through September 30, 2007, we were in compliance with all of the covenants under our debt arrangements. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. We believe that we will not have any difficulty in the foreseeable future complying with the applicable covenants and that we will meet our current and long-term debt service, capital spending, and other cash requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us. Our future access to debt financings and the cost of such financings are affected by our credit ratings. Any future downgrade to our credit ratings could increase the cost of debt and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $143.7 million for the nine months ended September 30, 2007, as compared to $95.8 million for the comparable period last year. The change of $47.9 million is primarily due to the loss on early extinguishment of debt during the nine months ended September 30, 2006, and to a lesser extent, the net change in operating assets and liabilities.
During the nine months ended September 30, 2007, the net change in our operating assets and liabilities was $17.1 million, primarily due to a decrease in accounts payable and accrued expenses of $9.9 million, an increase in accounts receivable, net of $4.6 million, an increase in prepaid expenses and other assets of $3.9 million, and a decrease in other non-current liabilities of $2.7 million, offset in part by an increase in deferred revenue of $4.0 million.

Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $157.6 million for the nine months ended September 30, 2007, as compared to $156.7 million for the prior year period. Capital expenditures increased $26.1 million to $182.8 million, primarily due to higher spending on customer premise equipment and installation activities, and to a lesser extent, network performance. In addition, we received proceeds of $32.4 million from the sale of cable systems and spent $7.3 million to purchase a cable system.
Financing Activities
Net cash flows used in financing activities were $7.0 million for the nine months ended September 30, 2007, as compared to net cash flows provided by financing activities of $69.7 million for the comparable period in 2006, primarily due to net bank financing of $42.1 million to fund stock repurchases totaling $39.0 million.
Other
We have entered into interest rate exchange agreements with counterparties, which expire from 2009 through 2010, to hedge $1.0 billion of floating rate debt. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended September 30, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of $800.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively.
As of September 30, 2007, approximately $32.0 million of letters of credit were issued to various parties as collateral for our performance relating to insurance and franchise requirements.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in our risk factors section in Item 1A of our 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following is a summary of our share repurchases of our Class A common stock during the third quarter of 2007 under our Board-authorized repurchase program:

					Approximate Dollar
			Total Number of		Value of Shares that
	Total Number		Shares Purchased	Total Dollars	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program	the Program
July	—	—	—	—	$34,705,374
August	2,807,008	$8.16	2,807,008	$22,916,293	11,789,081
September	1,389,411	8.48	1,389,411	11,788,175	906	(1)

Third Quarter 2007	4,196,419	$8.27	4,196,419	$34,704,468	$906

(1)	On November 1, 2007, our Board of Directors authorized a new $50.0 million Class A common stock repurchase program.
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

MEDIACOM COMMUNICATIONS CORPORATION
November 9, 2007	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications