Form 10-K
period 2007-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2008-03-14
CIK 1098659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 0-29227
Mediacom Communications Corporation
(Exact name of Registrant as specified in its charter)

Delaware	06-1566067
(State of incorporation)	(I.R.S. Employer Identification Number)

100 Crystal Run Road
Middletown, New York 10941
(Address of principal executive offices)

(845) 695-2600
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $522.1 million.

As of February 29, 2008 there were outstanding 70,655,408 shares of Class A common stock and 27,001,944 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

MEDIACOM COMMUNICATIONS CORPORATION

2007 FORM 10-K ANNUAL REPORT

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed Internet access and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Annual Report on Form 10-K for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1.	BUSINESS

Introduction

We are the nation’s eighth largest cable television company based on the number of basic video subscribers and among the leading cable operators focused on serving the smaller cities and towns in the United States. Over 50% of our basic video subscribers, or basic subscribers, are located within the top 50 — 100 television markets in the United States, with a significant concentration in the midwest and southern regions. We provide our customers with a wide array of advanced products and services, including: video services, such as video-on-demand (“VOD”), high-definition television (“HD” or “HDTV”) and digital video recorders (“DVR”); high-speed data (“HSD”), also known as high-speed Internet access or cable modem service; and phone service.

As of December 31, 2007, we served approximately 1.32 million basic subscribers, 557,000 digital video customers or digital customers, 658,000 HSD customers and 185,000 telephone customers, totaling 2.72 million revenue generating units (“RGUs”). We provide the triple play bundle of advanced video services, HSD and phone to nearly 90% of the estimated homes our network passes. A basic subscriber is a customer who purchases one or more video services. RGUs represent the sum of basic subscribers and digital, HSD and phone customers.

We are a publicly-owned company, and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “MCCC.” We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, who beneficially owns shares in our company representing the majority of the aggregate voting power of our common stock.

Our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941 and our telephone number at that address is (845) 695-2600. Our website is located at www.mediacomcc.com. We have made available free of charge through our website (follow the “About Us” link to the Investor Relations tab to “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. We have also made our Code of Ethics available in the “Governance” portion of the Investor Relations tab of our website. The information on our website is not part of this Annual Report.

Industry

The cable industry operates in an increasingly competitive and rapidly changing environment. Over the last several years the industry has invested in interactive fiber optic networks, boosting network capacity, capability and reliability, and allowing it to introduce a compelling variety of new and advanced services to consumers. This has resulted in greater consumer choice and convenience in advanced video programming, with services such as VOD, HDTV and DVRs; dramatically higher speeds that have enhanced the HSD product; and a feature-rich product in voice over internet protocol (“VoIP”) phone service. We provide the triple play of video, HSD and phone over a single communications platform, a significant advantage over competitors. As we expect demand for these advanced services to grow, we believe that we are better positioned than our competition to widely offer this bundle of advanced services.

Our primary competitors in video programming distribution are direct broadcast satellite (“DBS”) providers, but they have had limited success in providing high speed internet service and do not provide phone service. Our primary competitors in HSD and phone services are incumbent telephone companies. Major telephone companies are building and operating fiber-to-the-node (“FTTN”) or fiber-to-the-home (“FTTH”) networks in an attempt to offer consumers a product bundle comparable to those offered today by cable companies. However, we believe that these advanced service offerings will not be made broadly available by telephone companies in our markets for a number of years. They do not generally provide a widely available video product in our markets using their own networks, but instead have marketing agreements with DBS providers under which DBS service is bundled with their phone and data service. Meanwhile, we expect to benefit from our bundled offerings of products and services while continuing to introduce new services.

Description of Our Cable Systems

Overview

The following table provides an overview of selected operating and cable network data for our cable systems for the years ended December 31:

	2007	2006	2005	2004	2003

Operating Data:
Core Video
Estimated homes passed(1)	2,836,000	2,829,000	2,807,000	2,785,000	2,755,000
Basic subscribers(2)	1,324,000	1,380,000	1,423,000	1,458,000	1,543,000
Basic penetration(3)	46.7%	48.8%	50.7%	52.4%	56.0%
Digital Cable
Digital customers(4)	557,000	528,000	494,000	396,000	383,000
Digital penetration(5)	42.1%	38.3%	34.7%	27.2%	24.8%
High Speed Data
HSD customers(6)	658,000	578,000	478,000	367,000	280,000
HSD penetration(7)	23.2%	20.4%	17.0%	13.2%	10.2%
Phone
Estimated marketable phone homes(8)	2,550,000	2,300,000	1,450,000	—	—
Phone customers(9)	185,000	105,000	22,000	—	—
Phone penetration(10)	7.3%	4.6%	1.5%	—	—
Revenue Generating Units(11)	2,724,000	2,591,000	2,417,000	2,221,000	2,206,000

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network. Estimated homes passed is based on the best available information.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. This conversion method is consistent with the methodology used in determining payments made to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for our other services. Customers who exclusively purchase high-speed Internet and/or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving digital video services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 15Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Our HSD customers exclude large commercial accounts. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total HSD customers as a percentage of estimated homes passed.

(8)	Represents estimated number of homes to which we market phone service and is based upon the best available information.

(9)	Represents customers receiving phone service.

(10)	Represents the number of total phone customers as a percentage of estimated marketable phone homes.

(11)	Represents the sum of basic subscribers and digital, HSD and phone customers.

Designated Market Areas

Over 50% of our basic subscribers are in the top 50-100 Nielsen Media Research designated market areas (“DMAs”) in the United States, and over 65% are in the top 100 DMAs. We are the leading provider of broadband services in Iowa. The following table provides the largest DMAs in which we serve:

DMA Rank	Designated Market Area

3	Chicago, IL
15	Minneapolis — St. Paul, MN
36	Greenville — Spartanburg, SC
61	Mobile, AL - Pensacola, FL
71	Des Moines — Ames, IA
74	Springfield, MO
79	Paducah, KY — Cape Girardeau, MO — Harrisburg — Mt. Vernon, IL
84	Champaign & Springfield — Decatur, IL
87	Cedar Rapids — Waterloo — Iowa City & Dubuque, IA
96	Davenport, IA — Rock Island — Moline, IL

Products and Services

Video

We receive a majority of our revenues from video subscription services. However, our reliance on video services has been declining for the past several years, primarily due to contributions from our HSD and phone services. Basic subscribers and digital customers are billed on a monthly basis, and generally may discontinue services at any time. We design our channel line-ups for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers. Below is selected information regarding our video services.

Basic Service.  Our basic service includes, for a monthly fee, local broadcast channels, network and independent stations, limited satellite-delivered programming and local public, government, home-shopping and leased access channels.

Expanded Basic Service.  Our expanded basic service includes, for an additional monthly fee, various satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TNT.

As of December 31, 2007, we had 1.32 million basic subscribers, representing a 46.7% penetration of estimated homes passed.

Digital Service.  We currently offer several programming packages that include digital basic channels, multichannel premium services, sports channels, digital music channels, an interactive on-screen program guide and full access to our VOD library. Currently, digital customers receive up to 230 digital channels. Customers pay a monthly fee for digital video service, which varies according to the level of service and the number of digital converters in the home. A digital converter or cable card is required to receive our digital video service. As of December 31, 2007, we had 557,000 digital customers, representing a 42.1% penetration of our basic subscribers.

Pay-Per-View Service.  Our pay-per-view services allow customers to pay to view a single showing of a feature film, live sporting event, concert and other special events on an unedited, commercial-free basis.

Video-On-Demand.  Mediacom On Demand, our VOD service, provides on-demand access to nearly 2,000 hours of movies, special events and general interest titles. Our customers enjoy full functionality, including the ability to pause, rewind and fast forward selected programming, free special interest programming, subscription-based VOD (“SVOD”) premium packages, such as Starz!, Showtime and HBO and movies and other programming that can be ordered on a pay-per-view basis. We currently offer this service to 85% of our digital customers. DBS providers are unable to offer a similar product to customers, which gives us a competitive advantage for these services.

High-Definition Television.  HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display when using an HDTV set. Our HDTV service offers up to 21 high-definition channels, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks. In late 2007, we began to offer HD movies on-demand to our digital customers, and plan to continue to expand our HD on-demand library in 2008.

Digital Video Recorders.  We provide our customers with HDTV-capable digital converters that have video recording capability, allowing them to record and store programming for later viewing, as well as pause and rewind live television. HDTV and DVR services require the use of an advanced digital converter for which we charge a monthly fee.

Mediacom Online

Our HSD product, which we refer to as Mediacom Online, offers to consumers packages of cable modem-based services, with varied speeds and competitive prices, our interactive portal, multiple e-mail addresses, personal webspace and local community content. Mediacom Online offers downstream speeds ranging from 8Mbps to 15Mbps, and we believe our flagship residential data service offering, at 8Mbps, is currently the fastest broadband product in substantially all of our markets. As of December 31, 2007, we had 658,000 high-speed data customers, representing a 23.2% penetration of estimated homes passed.

We are supporting industry-wide development of specifications for technology that will enable us to offer significantly faster HSD speeds to our customers and are working with our vendors to commercialize and deploy this technology. We plan to begin this deployment in 2009.

Mediacom Phone

Mediacom Phone offers our customers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada for a flat monthly rate. As of December 31, 2007, we marketed phone service to nearly 90% of our 2.84 million estimated homes passed and served 185,000 phone customers, representing a 7.3% penetration of estimated marketable phone homes passed. Approximately 83% of our phone customers take the “ViP” triple play and approximately 16% take either video or HSD service in addition to phone. ViP is our branding of the triple play, and stands for Video, Internet and Phone.

Mediacom Phone includes popular calling features, such as:

•	Voice mail;

•	Caller ID with name and number;

•	Call waiting;

•	Three-way calling; and

•	Enhanced Emergency 911 dialing

Directory assistance is available for a charge, and international calling is available at competitive rates. Our phone customers may keep their existing phone number where local number portability is supported and use existing phones, jacks, outlets and in-home wiring.

Mediacom Business Services

Through our network technology, we provide a range of advanced data services for the commercial market. For small and medium-sized businesses, we offer several packages of high-speed data services that include business e-mail, webspace storage and several IP address options. Using our fiber-rich regional networks, we also offer customized Internet access and data transport solutions for large businesses, including the vertical markets of healthcare, financial services and education. Our services for large business are scalable and competitively priced, and are designed to create point-to-point and point to multi-point networks offering dedicated Internet access and local area networks.

Starting in the second half of 2008, we expect to expand voice services to the commercial market. Our Mediacom Business Services group plans to target small and medium-sized businesses with a bundled package of high-speed data and multiple-line phone services. Initial marketing will focus on our existing commercial HSD customers, and then extend to other small and medium-sized businesses in our markets.

Advertising

We generate revenues from the sale of advertising time that we receive from programmers as part of our license agreements with them. Our advertising sales infrastructure includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements with other cable operators to jointly sell local advertising, simplifying our clients’ purchase of local advertising and expanding the reach of advertising they purchase. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us. Additionally, national and regional interconnect agreements have been negotiated with other cable system operators to simplify the purchase of advertising time by our clients.

In 2007, we expanded our advertising-supported VOD service into new markets. This service permits interested customers to view long-form information advertisements and allows advertisers to anonymously track aggregate viewing data. We expect to launch a consumer-centric web service to attract online advertising dollars in 2008, and at that time, we will be able to offer an “advertising triple play” combining traditional video spots, VOD and an online platform for the businesses in our communities.

Marketing and Sales

We employ a wide range of sales channels to reach current and potential customers, including direct marketing tactics such as direct mail, outbound telemarketing and door-to-door sales. We also employ mass media, including broadcast television, radio, newspaper and outdoor advertising, to direct people to our inbound call centers or web site. We advertise on our own cable systems to reach our current customers, promoting our full array of products and services. Direct sales channels have also been established in local and national retail stores, and with national “e-tailers” to capture potential customers who shop via the internet.

We market our bundled ViP triple play packages, by offering our customers the convenience of a single bill with discounted pricing compared to pricing on an individual product basis. We have enhanced our ViP offering with ViP Extra, a loyalty program rewarding ViP customers who subscribe to the ViP triple play with free VOD movies, faster HSD speeds and retailer discounts.

Technology

Our cable systems are designed as hybrid fiber-optic coaxial (“HFC”) networks that have proven to be highly flexible in meeting the increasing requirements of our business. This HFC designed network is engineered to accommodate bandwidth management initiatives that provide increased capacity and performance for our advanced video and broadband products and services without costly, extensive upgrades. We deliver our signals via laser-fed fiber optical cable from control centers known as headends, and hubs to individual nodes. Coaxial cable is then connected from each node to the individual homes we serve. Our network design generally provides for six strands of fiber optic cable extended to each node, with two strands active and four strands “dark” or inactive for future use.

As of December 31, 2007, approximately 87% of our cable network was greater than 550 megahertz (“MHz”) capacity, with the balance at less than or equal to 550MHz capacity (“550MHz systems”). MHz is a measure used to quantify bandwidth or the capacity to carry video and communication signals.

Demand for new video services, including additional HDTV channels, requires us to become more efficient with our bandwidth. To reach this objective, we are moving toward an all digital solution, allowing us to reclaim a cable system’s bandwidth committed to analog programming channels for HD programming and other uses. We believe that this can be achieved without costly upgrades. Because digital signaling is more efficient, we can deliver the same video programming using less bandwidth. For the digital video customer, this format provides even better picture and sound quality than analog TV channels. In 2008, we expect to go all digital in certain smaller 550MHz systems as well as upgrade certain other 550MHz systems. We also plan in 2008 to launch digital simulcast in additional cable systems. Digital simulcast is a step toward going all digital, wherein all analog video channels will also be sent digitally to be viewed by our digital customers. Lastly, we expect to begin deploying switched digital video in 2008, which will enable us to stream a channel to subscribers’ homes only when they request it. Because many channels are not typically viewed at all times, this frees up capacity that can be used for other purposes.

As of December 31, 2007, our cable systems were operated from 117 headend facilities, with 97% of our basic subscribers served by our 50 largest headend facilities. We have two regional fiber networks, which connect 39 headends and 83% of our estimated homes passed, upon which we have overlaid a video transport system that serves about 70% of our video subscriber base. The regional networks allow us to reach a greater number of our markets from a central location. Centralizing these activities makes it more efficient to introduce new and advanced services to customers, and helps us reduce equipment, personnel and other expenditures.

Programming Supply

We have various fixed-term contracts to obtain programming for our cable systems from programming suppliers whose compensation is typically based on a fixed monthly fee per subscriber or customer. Although most of our contracts are secured directly, we also negotiate programming contract renewals through a programming cooperative of which we are a member. We attempt to secure longer-term programming contracts, which may include marketing support and other incentives from programming suppliers.

We also have various retransmission consent arrangements with commercial broadcast stations, which generally expire in 2008. In some cases, retransmission consent has been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners. In other cases, retransmission consent has been contingent upon cash payments and/or our purchase of advertising time.

We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports programming, well in excess of the inflation rate or the change in the consumer price index. We believe our programming costs will continue to rise in the future due to increased costs to purchase programming. In particular, we expect that the cost to secure retransmission consent in 2009 and beyond will rise significantly as owners of commercial broadcast stations demand cash payments in exchange for their consent.

Customer Care

Providing superior customer care helps us to improve customer satisfaction, reduce churn and increase the penetration of advanced services. In an increasingly competitive environment, the strategic importance of customer service enhancement is becoming more of a factor in growing our customer base, and we will continue to invest in new technologies and the hiring and training of our workforce.

We have several virtual contact centers, staffed with dedicated customer service and technical support representatives, that are available to respond to customer inquiries on all of our products and services, 24 hours a day, seven days a week. This virtual structure helps our customer care group to function as a single, unified call center and allows us to effectively manage and leverage resources, reduce answer times to customer calls through call-routing and operate in a more cost-efficient manner.

We benefit from locally-based service technicians who use a mobile field workforce management tool, whereby their work is scheduled and routed more efficiently, work status is accounted for seamlessly and HSD and phone products are provisioned with hand held units. This management tool gives us the ability to schedule and manage resources in an optimal fashion for both customer satisfaction and cost control purposes. In 2008, we plan to expand the capabilities of our web-based customer service platform, e-Care, by allowing customers to order products via the Internet, in addition to managing their payments.

Community Relations

We are dedicated to fostering strong relations with the communities we serve, and believe that our local involvement strengthens the awareness of our brand and demonstrates our commitment to the communities. We support local charities and community causes, with events and campaigns to raise funds and supplies for persons in need and in-kind donations that include production services and free airtime on cable networks. We participate in industry initiatives such as the “Cable in the Classroom” program, which provides more than 2,900 schools with free video service and more than 250 schools with free high-speed Internet service; and Get Ready for Digital TV, the industry’s cable’s 18-month multimedia consumer education initiative designed to inform cable customers and other consumers about how to manage the transition to digital broadcast television. We also provide free cable television service to over 3,500 government buildings, libraries and not-for-profit hospitals in our franchise areas.

We also develop and provide exclusive local programming for our communities, a service not offered by direct broadcast satellite providers. Several of our cable systems have production facilities to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. In the Iowa communities we serve, the Mediacom Connections channel airs approximately 70 hours of local programming per week, including high school and college sporting events and statewide public affairs programs. We believe increasing our emphasis on local programming helps build customer loyalty.

Franchises

Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including population density specifications for service, the bandwidth capacity of the system, the broad categories of programming required, the provision of free service to schools and other public institutions, and the provision and funding of public, educational and governmental access channels (“PEG Access Channels”); a provision for franchise fees; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, or Communications Act, as amended.

Many of the states in which we operate, including Missouri, Georgia, Florida, Michigan, North Carolina, Kansas, Illinois, Indiana, Iowa and California, have recently enacted comprehensive state-issued franchising statutes that cede control over our franchises away from local communities and towards state agencies, such as the various public service commissions that regulate other utilities. Some of these states permit us to exchange local franchises for state held franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG Access Channels.

As of December 31, 2007, we held 1,366 cable television franchises. These franchises provide for the payment of fees to the issuing authority. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Communications Policy Act of 1984, or 1984 Cable Act, prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us. The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the “fair market value” for the cable system covered by such franchise. In addition, the 1984 Cable Act established comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on our own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Competition

We face intense competition from various communications and entertainment providers, principally DBS providers and certain regional and local telephone companies, many of whom have greater resources than we do. We operate in an industry that is subject to rapid and significant changes and developments in the marketplace, in technology and in the regulatory and legislative environment. In 2007, many of our competitors expanded their service areas, added features and adopted aggressive pricing and packaging for services and features that are comparable to the services and features we offer. We are unable to predict the effects, if any, of such future changes or developments on our business.

Video

Direct Broadcast Satellite Providers

DBS providers, principally DIRECTV, Inc. and DISH Network Corp., are the cable industry’s most significant video competitors, having grown their customer base rapidly over the past several years. They now serve more than 30 million customers nationwide, according to publicly available information. In February 2008, Liberty Media Corporation, a holding company that owns a broad range of communications, programming and retailing businesses and investments, acquired a controlling interest in DirecTV, which may alter this DBS provider’s competitive position.

Our ability to compete with DBS service depends, in part, on the programming available to them and us for distribution. DirecTV and DISH now offer more than 250 and 340 video channels of programming, respectively, much of it substantially similar to our video offerings. DirecTV also has exclusive arrangements with the National Football League (“NFL”) and Major League Baseball to offer sports programming unavailable to us.

In late 2005, DBS providers began to offer local HD broadcast signals of the four primary broadcast networks in certain major metropolitan markets across the U.S. As of December 31, 2007, DirecTV offered local HD signals in 70 U.S. cities, representing more than 70% of U.S. TV households, and plans to offer local HD signals in additional markets during 2008. DirecTV currently offers local HD signals in markets covering 15% of our basic subscribers, and more than 90 HD channels of national programming. As of December 31, 2007, DISH offered local HD signals in 35 U.S. cities, representing almost 50% of U.S. TV households, and plans to offer local HD signals in additional markets during 2008. DISH currently offers local HD signals in markets covering 11% of our basic subscribers, and more than 70 HD channels of national programming.

DBS service has technological limitations because of its limited two-way interactivity, restricting DBS providers’ ability to compete in interactive video, HSD and voice services. In contrast, our broadband network has full two-way interactivity, giving us a single platform that is capable of delivering true VOD and SVOD services, as well as HSD and phone services.

DBS providers are seeking to expand their services to include these advanced services, and have marketing agreements under which major telephone companies sell DBS service bundled with their phone and high-speed data services. However, we believe that our delivery of multiple services from a single broadband platform is, and will continue to be, more cost effective than the DBS providers, giving us a long-term competitive advantage. We also believe our customers prefer the cost savings of the bundled products and services we offer and the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. In addition, we have a meaningful presence in our customers’ communities, including the proprietary local content we produce in several of our markets. DBS providers are not locally-based, and therefore do not have the ability to offer locally-produced programming.

Traditional Overbuilds

Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area by another cable operator, a local utility or another service provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions, or enjoy other advantages such as exemptions from taxes or regulatory requirements to which we are subject. A number of cities have constructed their own cable systems in a manner similar to city-

provided utility services. In certain communities in Iowa, competition from municipally-owned entities may increase because of local legislation passed in 2005 that allows these communities to form entities to compete with us. We believe that various entities are currently offering cable service to 12.4% of the estimated homes passed in our markets; most of these entities were operating prior to our ownership of the affected cable television systems.

Telephone Companies

Local telephone companies, many of whom have substantial resources, can offer video and other services to compete with us, and may increasingly do so in the future. Two major telephone companies, Verizon Communications Inc. and AT&T Inc. have underway reconstruction of their networks with FTTN or FTTH technology. Their upgraded networks are now operating, capable of carrying two-way video services that are comparable to ours, high-speed data services that operate at speeds as high or higher than those we make available to customers in these areas and digital voice services that are similar to ours. In addition, these companies continue to offer their traditional telephone services, as well as bundles that include wireless voice services provided by affiliated companies. Based on internal estimates, we believe that AT&T’s and Verizon’s upgrades have been completed in systems representing approximately 1% of our homes passed as of December 31, 2007. Additional upgrades in markets in which we operate, principally by AT&T, are expected in the future. In areas where they have launched video services, these parties are aggressively marketing video, data and voice bundles at entry prices similar to those we offer.

Other

We also have other actual or potential video competitors, including: broadcast television stations; private home dish earth stations; multichannel multipoint distribution services, known as MMDS (which deliver programming services over microwave channels licensed by the FCC); satellite master antenna television systems (which use technology similar to MMDS and generally serve condominiums, apartment complexes and other multiple dwelling units); new services such as wireless local multipoint distribution service; and potentially new services such as multichannel video distribution and data service. We currently have limited competition from these competitors.

High Speed Data

Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by telephone companies. DSL technology provides Internet access at data transmission speeds greater than that of standard telephone line or “dial-up” modems, putting DSL service in direct competition with our HSD service. As discussed above, certain major telephone companies are currently constructing and operating new fiber networks, allowing them to offer significantly faster high-speed data services compared to DSL technology. We expect the competitiveness of telephone companies to increase in high-speed data, as they continue to respond to our entry into their phone business.

DBS providers have attempted to compete with our HSD service, but their satellite-delivered service has had limited success given their technical constraints. We expect that DBS providers will continue to explore other options for the provision of high-speed data services.

Other potential competitors include companies seeking to provide high-speed Internet services using wireless technologies. Certain electric utilities also have announced plans to deliver broadband services over their electrical distribution networks, and if they are able to do so, they could become formidable competitors given their resources.

Phone

Mediacom Phone principally competes with the phone services offered by incumbent telephone companies. The incumbent telephone companies have substantial capital and other resources, longstanding customer relationships and extensive existing facilities. In addition, Mediacom Phone competes with services offered by other VoIP providers, such as Vonage, that do not have a traditional facilities-based network, but provide their services through a consumer’s high-speed Internet connection.

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

The quality of streaming video over the Internet and into homes and businesses continues to improve. These services are becoming more accessible as the use of high speed Internet access becomes more widespread. In the future, we expect that streaming video will increasingly compete with the video services offered by cable operators and other providers of video services. For instance, certain programming suppliers are marketing their content directly to consumers through video streaming over the Internet, bypassing cable operators or DBS providers as video distributors, although the cable operators may remain as the providers of high-speed Internet access service.

Employees

As of December 31, 2007, we employed 4,354 full-time and 111 part-time employees. None of our employees are organized under, or are covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

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

Where there is no effective competition to the cable operator’s services, federal law gives local franchising authorities the ability to regulate, in accordance with FCC-mandated procedures, the rates charged by the operator for:

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

We have sought and obtained affirmative determinations from the FCC of the presence of effective competition in approximately 730 communities serving approximately 800,000 subscribers. In those communities, under current law, our rates cannot be subject to regulation and other associated regulations do not apply.

Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. This report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. In November 2007, the FCC announced that it will collect information from cable operators to determine whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households passed by those systems subscribe to a cable service provider. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Content Requirements

Must Carry and Retransmission Consent

The FCC’s regulations contain broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years whether to require a cable system:

•	to carry the station, subject to certain exceptions, commonly called must-carry; or

•	to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent.

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

Through 2009, Congress barred broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A substantial number of local broadcast stations carried by our cable television systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with most of them.

In February 2008, the FCC Chairman proposed a requirement that cable operators carry signals of low-power local television stations, referred to as Class A television stations. Over 500 such stations exist, mostly in rural areas and they do not currently have must-carry rights. While we cannot predict the impact of any such requirement, if ultimately imposed, it could consume valuable bandwidth and force us to drop or prevent us from adding other programming that is more highly valued by our subscribers.

No later than February 18, 2009, all television stations must broadcast solely in digital format. After February 17, 2009, broadcasters must return their analog spectrum. This change from analog to digital by broadcast television stations is commonly referred to as the DTV transition, or the digital transition. The FCC has issued a decision that effectively requires mandatory carriage of local television stations that surrender their analog channel and broadcast only digital signals. These stations are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel. The FCC recently mandated that it is the responsibility of cable operators to ensure that cable subscribers with analog television sets can continue to view all must-carry stations following the DTV transition. In doing so, the Commission has adopted a “dual carriage” requirement for must-carry signals post DTV transition. Cable operators that are not “all-digital” will be required for at least a three year period to provide must-carry signals to their subscribers in the primary digital format in which the operator receives the signal (i.e. high definition or standard definition), and downconvert the signal from digital to analog so that it is viewable to subscribers with analog television sets. Cable systems that are “all digital” are not required to downconvert must-carry signals into analog, and may provide the must-carry signals in only in a digital format. The FCC has ordered that the cost of any downconversion is to be borne by the cable operator. The adoption of the “dual carriage” approach by the FCC has the potential of having a negative impact on us because it will reduce available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

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

Use of Our Cable Systems by the Government and Unrelated Third Parties

The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use. For example, the Cable Act:

•	permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and

•	requires a cable system with 36 or more activated channels to designate a significant portion that activated channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including:

•	the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity;

•	the terms and conditions for commercial use of such channels; and

•	the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

In February 2008, the FCC released a Report and Order which could allow certain leased access users lower cost access to channel capacity on cable systems. The new regulations revise the formula for computing maximum leased access charges that may result in very low, and in some cases for channels on certain tiers, potentially no charge to provide leased access. In all events, leased access fee may not exceed 10 cents per subscriber per month for tiered channels The regulations also impose a variety of access customer service, information and reporting standards. These changes will likely increase our costs and could cause additional leased access activity on our cable systems and thereby require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

Franchise Matters

We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states have adopted laws in recent years that allow cable service providers to bypass the county or municipal franchising process and obtain franchise agreements or equivalent authorizations directly from state (“State Issued Franchises”). Many of the states in which we operate, including Missouri, Georgia, Florida, Michigan, North Carolina, Kansas, Illinois, Indiana, Iowa and California, have adopted state-issued franchise legislation. State-issued franchises in many states generally allow local telephone companies or other competitors to deliver services in competition with our cable service without obtaining equivalent local franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

In connection with its decision in 2002 classifying high-speed Internet services provided over a cable system as interstate information services, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court subsequently held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities-based Internet service providers. The FCC has an ongoing rulemaking to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

Ownership Limitations

The FCC previously adopted nationwide limits on the number of subscribers under the control of a cable operator and on the number of channels that can be occupied on a cable system by video programming in which the cable operator has an interest. The U.S. Court of Appeals for the District of Columbia Circuit reversed the FCC’s decisions implementing these statutory provisions and remanded the case to the FCC for further proceedings. In December 2007, the FCC reinstituted a restriction setting the maximum number of subscribers that a cable operator may serve at 30 percent nationwide. The FCC also has commenced a rulemaking to review vertical ownership limits and cable and broadcasting attribution rules.

Registered utility holding companies and their subsidiaries may provide telecommunications and cable television services. The FCC has adopted rules that: (i) affirm the ability of electric service providers to provide broadband Internet access services over their distribution systems; and (ii) seek to avoid interference with existing services. Electric utilities could be formidable competitors to cable system operators.

Cable Equipment

The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also require multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third party vendors to provide set-tops with basic converter functions. To promote compatibility of cable television systems and consumer electronics equipment, the FCC adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. The FCC continues to push the cable television and consumer electronics industries to develop two-way “plug and play” specifications.

Since July 1, 2007, cable operators have been prohibited from issuing to their customers new set-top terminals that integrate security and basic navigation functions. The FCC has set forth a number of limited circumstances under which it will grant waivers of this requirement. Although we remain in full compliance with requirements, we have determined that a waiver would permit us to transition certain smaller and limited bandwidth systems to an all digital platform, allowing us to increase our service offerings without requiring bandwidth upgrades. Thus we have sought a conditional waiver from the FCC that would allow us to deploy low-cost, integrated set-top boxes in certain cable systems serving less than nine percent of our subscriber base, provided that we would commit to upgrade to all-digital operations in those systems by February 17, 2009. We cannot predict whether or not we will receive any such waivers or receive them with sufficient lead time to accomplish the digital transition in the affected cable systems.

Pole Attachment Regulation

The Cable Act requires certain public utilities, including all local telephone companies and electric utilities, except those owned by municipalities and co-operatives, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and rights-of-way at just and reasonable rates. This right to access is beneficial to us. Federal law also requires the FCC to regulate the rates, terms and conditions imposed by such public utilities for cable systems’ use of utility pole and conduit space unless state authorities have demonstrated to the FCC that they adequately regulate pole attachment rates, as is the case in certain states in which we operate. In the absence of state regulation, the FCC will regulate pole attachment rates, terms and conditions only in response to a formal complaint. The FCC adopted a new rate formula that became effective in 2001, which governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing telecommunications services, including cable operators.

This telecommunications services formula which produces higher maximum permitted attachment rates applies only to cable television systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services would not, in and of itself, trigger use of this new formula. The Supreme Court affirmed this decision and held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The Supreme Court’s decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to seek to invoke the higher rates.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula. After this determination, Gulf Power pursued just such a claim based on these limited circumstances before the FCC. The Administrative Law Judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that those circumstances were met. Gulf Power has appealed this decision to the full Commission and the appeal is pending. Failing to receive a favorable ruling there, Gulf Power could pursue its claims in the federal court.

In November 2007, the FCC released a Notice of Proposed Rulemaking (NPRM) addressing pole attachment rental rates, certain terms and conditions of pole access and other issues. The NPRM calls for a review of long-standing FCC rules and regulations, including the long-standing “cable rate” formula and considers effectively eliminating cable’s lower pole attachment fees by imposing a higher unified rate for entities providing broadband Internet service. While we cannot predict the effect that the outcome of the NPRM will ultimately have on our business, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

Other Regulatory Requirements of the Cable Act and the FCC

The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. In November 2007, the FCC issued rules voiding existing and prohibiting future exclusive service contracts for services to multiple dwelling unit or other residential developments. The loss of exclusive service rights in existing contracts coupled with our inability to secure such express rights in the future may adversely affect our business to subscribers residing in multiple dwelling unit buildings and certain other residential developments.

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

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. In 2004, Congress adopted legislation extending this authority through 2009. The 2004 legislation also directed the United States Copyright Office to submit a report to Congress by June 2008 recommending any changes to the cable and satellite licenses that the Office deems necessary. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of any legislative or agency activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local or distant broadcast signals.

The Copyright Office has commenced inquiries soliciting comment on petitions it received seeking clarification and revisions of certain cable compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; and (ii) reporting of “dual carriage” and multicast signals. In December 2007, the Copyright Office issued a Notice of Inquiry to review whether cable operators must include in their compulsory license royalty calculation a distant signal carried anywhere in the cable system as if it were carried everywhere in the system, thus resulting in payments on “phantom signals.” Moreover, the Copyright Office has not yet acted on a filed petition and may solicit comment on the definition of the definition of a “network” station for purposes of the compulsory license. Furthermore, the Copyright Office is reviewing an approach by which all copyright payments would be computed electronically by a system administered by the Copyright Office that may not reflect the unique circumstances of each of our systems and/or groupings of systems. We cannot predict the outcome of any such inquiries, rulemakings or proceedings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

Privacy

The Cable Act imposes a number of restrictions on the manner in which cable television operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law. Moreover, we are subject to a variety of federal requirements governing certain privacy practices and programs.

HSD Service

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

In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service. Although the United States Supreme Court has held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities-based Internet service providers. Congress and the FCC have been urged to adopt certain rights for users of Internet access services, and to regulate or restrict certain types of commercial agreements between service providers and providers of Internet content. These proposals are generally referred to as “network neutrality.” In 2005, the FCC issued a non-binding policy statement providing four principles to guide its policymaking regarding such services. According to the policy statement, consumers are entitled to: (i) access the lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. In January 2008, the FCC opened an investigation against another cable operator for violating its 2005 policy statement by, among other things, allegedly managing user bandwidth consumption by identifying and restricting the applications being run, and the actual bandwidth consumed. We cannot predict the outcome of this proceeding or any impact it may have on the FCC’s net neutrality requirements as they apply to other Internet access providers.

Voice-over-Internet Protocol Telephony

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Currently, numerous cable operators have commenced offering VoIP telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation. In 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Recently, the FCC issued a Further Notice of Proposed Rulemaking with respect to possible changes in the intercarrier compensation model in a way that could financially disadvantage us and benefit some of our competitors. Beginning in 2007, facilities-based broadband Internet access and interconnected VoIP service providers were required to comply with Communications Assistance for Law Enforcement Act requirements. It is unknown what conclusions or actions the FCC may take or the effects on our business.

Despite the FCC’s interpretations to date, the Missouri Public Service Commission has held that cable operators providing VoIP services must obtain state certification. The decision is being appealed by that cable provider.

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

We have a history of net losses, and may continue to report net losses in the future. Although we reported net income of $13.6 million for the year ended December 31, 2004, we reported net losses of $62.5 million, $222.2 million, $124.9 and $95.1 million for the years ended December 31, 2003, 2005, 2006 and 2007 respectively. The principal reasons for our net losses were the depreciation and amortization expenses associated with our acquisitions, the capital expenditures related to expanding and upgrading our cable systems and interest costs on borrowed money. However, for the years ended December 31, 2005, 2006 and 2007, in addition to these factors, the increase in our valuation allowance for deferred tax assets (discussed below) increased our provision for income taxes and our net loss by a corresponding amount.

Changes to our valuation account for deferred tax assets or impairment of our goodwill and other intangible assets can cause our net income or net loss to fluctuate significantly.

As of December 31, 2007, we had pre-tax net operating loss carryforwards for federal purposes of approximately $2.2 billion; if not utilized, they will expire in the years 2020 through 2027. Mostly due to these net operating loss carryforwards, as of December 31, 2007, we had deferred tax assets of $922.3 million. These assets have been reduced by a valuation allowance of $631.0 million to reflect our assessment of the likelihood of their recovery in future periods.

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

As of December 31, 2007, we had approximately $2.0 billion of unamortized intangible assets, including goodwill of $220.7 million and franchise rights of $1.8 billion on our consolidated balance sheets. These intangible assets represented approximately 56% of our total assets.

FASB Statement No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other intangible assets deemed to have indefinite useful lives, such as cable franchise rights, cease to be amortized. SFAS No. 142 requires that goodwill and certain intangible assets be tested at least annually for impairment. If we find that the carrying value of goodwill or cable franchise rights exceeds its fair value, we will reduce the carrying value of the goodwill or intangible asset to the fair value, and will recognize an impairment loss in our results of operations.

The impairment tests require us to make an estimate of the fair value of intangible assets, which is determined using a discounted cash flow methodology. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in our recognizing a corresponding write-off, which could cause us to report a significant loss. Such impairment could have an adverse effect on our business, financial condition and results of operations.

We may be unsuccessful in implementing our growth strategy.

We currently expect that a substantial portion of our future growth in revenues will come from the expansion of relatively new services, the introduction of additional new services and, possibly, acquisitions. Relatively new services include HSD, VOD, DVRs, HDTV and phone service. We may not be able to successfully expand existing services due to unpredictable technical, operational or regulatory challenges. It is also possible that these services will not generate significant revenue growth.

The adverse effects on our business caused by increases in programming costs could continue or worsen.

Historically, programming costs, our largest single expense category, have grown primarily because of annual increases in the fees we pay for the non-broadcast networks we carry and the costs of new non-broadcast networks that we add either to remain competitive or as a condition for obtaining better terms for the networks we already carry. In recent years, we have experienced a rapid rise in the cost of programming, particularly sports programming. Increases in programming costs are expected to continue, and any such cost increases that are not passed on fully to our subscribers have had, and will continue to have, an adverse impact on profit margins. We may lose existing or potential additional subscribers because of increases in the subscriber rates we institute to fully or partially offset growth in programming and other costs.

We also face increasing financial and other demands by local broadcast stations to obtain the required consents for the transmission of their programming to our subscribers. This may accelerate the increase in programming costs. Federal law allows commercial television broadcast station owners to elect to prohibit cable operators as well as DBS providers from delivering their signal to subscribers without their permission, which is referred to as “retransmission consent.”

In the past, we generally have obtained retransmission consent for stations in our markets without being required to provide consideration that did not result in some offsetting value to us. Most owners of multiple broadcast stations have become much more aggressive in demanding significant cash payments from us and other cable operators, DBS providers and local telephone companies. Consequently, we believe that the cost to secure retransmission consent in 2009 and beyond will rise significantly.

In some cases, refusal to meet the demands of broadcast station owners could result in the loss of our ability to retransmit those stations to our subscribers. That could cause some of our existing or potential new subscribers to switch to, or choose, competitors which offer the stations. Similarly, if our contracts with non-broadcast networks expire and we are unable to negotiate prices that we think are reasonable, we may be denied the right to continue to deliver those networks and may suffer losses of subscribers to competitors which make them available.

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

Our video business faces competition primarily from DBS providers. The two largest DBS companies, DirecTV and DISH, are each the second and fourth largest providers of multichannel video programming services based on reported customers. In February 2008, Liberty acquired a controlling stake in DirecTV from News Corporation, which may alter this DBS provider’s competitive position. We have lost a significant number of video subscribers to DBS providers, and will continue to face significant challenges from them. DBS providers have a video offering that is, in some respects, similar to our video services, including DVR and some interactive capabilities. They also hold exclusive rights to programming such as the NFL that is not available to cable and other video providers. Both DirecTV and DISH have aggressively launched HD channel offerings with each currently offering about 90 and 70 such channels, respectively. DirecTV has announced plans to have at least 100 HD channels by the end of 2008. Such extensive offerings of HD channels likely make these services even more competitive.

Local telephone companies are capable of offering video and other services to compete with us and they may increasingly do so in the future. Certain telephone companies are actively deploying fiber more extensively in their networks and, in some cases, avoiding the regulatory burdens imposed on us. These deployments enable them to provide enhanced video, Internet access and telephone services to consumers. In 2006, the FCC issued an order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements and effectively gives incumbent telephone providers, among others, the right to begin operation of a cable system no later than 90 days after filing a franchise application. Moreover, many of the states in which we operate offer state-issued video franchises that facilitate rapid entry into our markets without having comparable financial and service obligations.

Certain telephone companies, together with DBS providers, have launched bundled offerings of satellite delivered video service with phone, Internet and wireless service delivered by the telephone companies.

We face competition from municipal entities that provide video, internet and phone services. In Iowa, our largest market, ballot referenda were passed in 2005 in several municipalities to authorize the formation of a communications utility, a prerequisite to the funding and construction of facilities that may compete with ours. We are not aware that any of these communities has taken necessary action to authorize construction or funding of a competitive system. Some municipal entities are also exploring building wireless networks to deliver these services.

In addition, we face competition on individual services from a range of providers. For instance, our video service faces competition from providers of paid television services (such as satellite master antenna services) and from video delivered over the Internet. Our high-speed data service faces competition from, among others, incumbent local telephone companies utilizing their newly-upgraded fiber networks and/or DSL lines, Wi-Fi, Wi-Max and 3G wireless broadband services provided by mobile carriers such as Verizon Wireless, broadband over power line providers, and from providers of traditional dial-up Internet access. Our voice service faces competition for voice customers from incumbent local telephone companies, cellular telephone service providers, Internet phone providers, such as Vonage, and others.

As we face increase competition from any of these service providers, our business, financial condition, and results of operations could be adversely affected.

We face many risks inherent to our phone business, which is a relatively new service for us.

We have been rapidly scaling our phone business over the past two years. Our customers expect the same quality from our phone product as delivered by our video and data services. In order to provide high quality service, we may need to increase spending on technology, equipment, technicians, and customer service representatives. If phone service is not sufficiently reliable or we otherwise fail to meet customer expectations, our phone business could be adversely affected. We face increasing competition from wireline and wireless service providers. We also depend on third parties for interconnection, call switching, and other related services to operate Mediacom Phone. As a result, the quality of our service may suffer if these third parties are not capable of handling their contractual obligations. We also expect to see changes in technology, competition, and the regulatory and legislative environment that may affect our phone business. We may experience difficulties as we introduce this service to new marketing areas or seek to increase the scale of the service in areas where it is already offered. Consequently, we are unable to predict the effect that current or future developments in these areas might have on our business, financial condition and results of operations.

We may be found to infringe on intellectual property rights of others.

Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be adversely affected.

The loss of key personnel could have a material adverse effect on our business.

Our success is substantially dependent upon the retention of, and the continued performance by, our key personnel, including Rocco B. Commisso, our Chairman and Chief Executive Officer. Our debt arrangements provide that a default may result if Mr. Commisso ceases to be our Chairman and Chief Executive Officer, or if he and his designees do not constitute a majority of the Executive Committee of each of Mediacom LLC and Mediacom Broadband LLC. We have not entered into a long-term employment agreement with Mr. Commisso. We do not currently maintain key man life insurance on Mr. Commisso or other key personnel. If any of our key personnel ceases to participate in our business and operations, it could have an adverse effect on our business, financial condition and results of operations.

Some of our cable systems operate in the Gulf Coast region, which historically has experienced severe hurricanes and tropical storms.

Cable systems serving approximately 8% of our subscribers are located on or near the Gulf Coast in Alabama, Florida and Mississippi. In 2004 and 2005, three hurricanes impacted these cable systems, to varying degrees, causing property damage, service interruption and loss of customers. The Gulf Coast could experience severe hurricanes in the future. This could adversely impact our operations in affected areas, causing us to experience higher than normal levels of expense and capital expenditures, as well as the potential loss of customers and revenues.

Inability to secure favorable relationships and trade terms with third party providers of products and services on which we depend may impair our ability to provision and service our customers.

Third party firms provide some of the inputs used in delivering our products and services, including digital set-top converter boxes, digital video recorders and VOD equipment; routers, provisioning and other software; the telecommunications network and e-mail platform for our HSD and phone data services; fiber optic cable and construction services for expansion and upgrades of our cable systems; and our customer billing platform. Some of these companies may hold leverage over us, considering that they are the sole supplier of certain products and services. As a result, our operation depends on the successful operation of these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events, could negatively affect our ability to effectively provision and service our customers. Demand for some of these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards, or that are compatible with other equipment and software that we use, our business, financial condition and results of operations could be adversely affected.

We may be unable to keep pace with technological change.

Our industry is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. We cannot be certain that we will be able to fund the capital expenditures necessary to keep pace with future technological developments or successfully anticipate the demand of our customers for products and services requiring new technology. This type of rapid technological change could adversely affect our ability to maintain, expand or upgrade our systems and respond to competitive pressures. With the use of high-bandwidth internet applications on the rise, we may have to spend capital to increase our bandwidth capabilities. Otherwise, our customers may experience less-than-optimal speeds and performance when using their broadband service. Extensive increases in bandwidth usage would significantly increase our costs. Inability to keep pace with technological change and provide advanced services in a timely manner, or to anticipate the demands of the market place, could adversely affect our business, financial condition and results of operations.

We depend on computer and network technologies, and may face disruptions in such systems.

Because of the importance of computer networks and data transfer technologies to our business, any events affecting these systems could have devastating impact on our business. These events include computer viruses, damage to infrastructure by natural disasters, power loss and man-made disasters. Some adverse results of such occurrences are service disruptions, excessive service and repair requirements, loss of customers and revenues and negative publicity. We may also be negatively affected by illegal acquisition and dissemination of data and information.

Risks Related to our Indebtedness and the Indebtedness of our Operating Subsidiaries

Mediacom Communications Corporation, Mediacom Broadband LLC and Mediacom LLC are holding companies with no operations and if Mediacom Broadband LLC, Mediacom LLC and/or their operating subsidiaries are unable to make funds available to their respective parent companies, such parent companies may not be able to fund their indebtedness and other obligations.

Mediacom Communications Corporation is a holding company and does not have any operations or hold any assets other than its investments in, and its advances to, its direct, wholly-owned subsidiaries, Mediacom Broadband LLC and Mediacom LLC. The various operating subsidiaries of Mediacom Broadband LLC and Mediacom LLC own our cable systems. Consequently, such operating subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash that Mediacom Communications Corporation, Mediacom Broadband LLC and Mediacom LLC have to fund their obligations (including, without limitation, the payment of interest on, and the repayment of principal of, their outstanding indebtedness) is the cash that the operating subsidiaries generate from their operations and from borrowing under the subsidiary credit facilities. The operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to Mediacom Communications Corporation, Mediacom Broadband LLC or Mediacom LLC. The ability of our operating subsidiaries to make funds available to their respective parent companies, in the form of dividends, loans, advances or other payments, will depend upon the operating results of such subsidiaries and is subject to applicable laws and contractual restrictions, including covenants under the subsidiary credit facilities and the indentures governing our senior notes that restrict the ability of the obligors thereunder to make funds available to their respective parent companies.

In the event of a liquidation or reorganization of any of our subsidiaries, the creditors of any of such subsidiaries, including trade creditors, would be entitled to a claim on the assets of such subsidiaries prior to any claims of the stockholders of any such subsidiaries, and those creditors are likely to be paid in full before any distribution is made to such stockholders. To the extent that Mediacom Communications Corporation, or any of its direct or indirect subsidiaries, is a creditor of another of our subsidiaries, the claims of such creditor could be subordinated to any security interest in the assets of such subsidiary and/or any indebtedness of such subsidiary senior to that held by such creditor.

We have substantial existing debt and have significant interest payment requirements, which could adversely affect our ability to obtain financing in the future, and require our operating subsidiaries to apply a substantial portion of their cash flow to debt service.

As of December 31, 2007, our total debt was approximately $3.215 billion. Our gross interest expense for the year ended December 31, 2007, was $243.2 million.

This high level of debt and our debt service obligations could have material consequences, including that:

•	our ability to access new sources of financing for working capital, capital expenditures, acquisitions or other purposes may be limited;

•	we may need to use a large portion of our revenues to pay interest on borrowings under our subsidiary credit facilities and our senior notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•	some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

•	we may be more vulnerable to economic downturns and adverse developments in our business;

•	we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

•	we may be at a disadvantage when compared to those of our competitors that have less debt leverage; and

•	we may not be able to fully implement our business strategy.

We cannot assure you that our business will generate sufficient cash flows to permit us, or our subsidiaries, to repay indebtedness or that refinancing of that indebtedness will be possible on commercially reasonable terms, or at all. Interest rates on our future borrowings may be much higher than our current interest rates, and we may not be able to raise additional debt financing on reasonable terms, or at all, if turmoil in the capital markets persist.

A default under our indentures or our subsidiary credit facilities could result in an acceleration of our indebtedness and other material adverse effects.

The agreements and instruments governing our subsidiaries’ indebtedness contain financial and operating covenants. The breach of any of these covenants could cause a default, which could result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

The terms of our indebtedness could materially limit our financial and operating flexibility.

Several of the covenants contained in the agreements and instruments governing our indebtedness could materially limit our financial and operating flexibility by restricting, among other things, our ability and the ability of our operating subsidiaries to:

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

We may not be able to obtain additional capital to fund future capital expenditures and continue the development of our business.

Our business is capital intensive. Capital spending for our business was $227.4 million, $210.2 million and $228.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, including payments for customer premise equipment and related installation costs and network and infrastructure investments. We expect these capital expenditures to be significant over the next several years, as we continue to grow our video, HSD and phone customers. We may not be able to obtain the funds necessary to finance additional capital requirements through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, we would not be able to implement our business strategy and our results of operations would be adversely affected.

A lowering of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

Our debt ratings are below the investment grade category, which results in higher borrowing costs. There can be no assurance that our debt ratings will not be lowered in the future by a rating agency. A lowering in our debt ratings may further increase our future borrowing costs and reduce our access to capital.

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

Local authorities grant us non-exclusive franchises that permit us to operate our cable systems which we renew or renegotiate from time to time. Local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. The Cable Communications Policy Act of 1984 (“Communications Act”) contains renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal, and although such Act requires the local franchising authorities to take into account the costs of meeting such concessions or commitments, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals. We cannot predict whether any of the markets in which we operate will expand the regulation of our cable systems in the future or the impact that any such expanded regulation may have upon our business.

Similarly, due to the increasing popularity and use of commercial online services and the Internet, certain aspects have become subject to regulation at the federal and state level, such as the collection of information online from children, disclosure of certain subscriber information to governmental agencies, commercial emails or “spam,” privacy, security and distribution of material in violation of copyrights. In addition to the possibility that additional federal laws and regulations may be adopted with respect to commercial online services and the Internet, several individual states have imposed such restrictions and others may also impose similar restrictions, potentially creating an intricate patchwork of laws and regulations. Future federal and/or state laws may cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our cable modem service, increase our costs of providing such service or have other adverse effects on our business, financial condition and results of operations. The effects of such laws or regulations may also require disclosure of failures of our procedures or breaches to our system by third parties, which can increase the likelihood of claims against us by affected subscribers.

Increased exposure from loss of personal information could impose significant additional costs on us.

Many states in which we operate have enacted laws requiring us to notify customers in the event that certain customer information is accessed, or believed to have been accessed, without authorization. Such notifications can result in private causes of action being filed against us. Additionally, we are increasingly required to provide protection of personal information to prevent identity theft and increasingly, financial institutions are seeking recovery of fraud losses from entities from which personal information was illicitly obtained. The effects of such laws and legal theories, should we have a loss of protected data, could increase our costs.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators face significant regulation of their channel carriage. Currently, they can be required to devote substantial capacity to the carriage of programming that they might not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. The FCC’s Report and Order released in February 2008 significantly limits the amount that we can charge for commercial leased access, especially with respect to channels offered on one of our tiers, may cause a significant increase in demand for leased commercial access on our cable systems. Moreover, if the FCC ultimately adopts a requirement currently under consideration that we must carry the signals of certain low-power “Class A” television stations, or if the FCC or Congress were to require cable systems to carry multiple program streams included within a single digital broadcast transmission of a local television station, these carriage burdens would increase substantially. A substantial increase in demand for leased access programming and/or changes in carriage requirements could cause us to have to delete carriage of existing programming or forego carriage of additional programming that might be more desirable to our subscribers.

Reversing the findings of a 2004 report, the FCC released a report in 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. The report did not specifically recommend or propose the adoption of any specific rules by the FCC, and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. In November 2007, the FCC Chairman indicated that the FCC would seek additional information to determine whether those thresholds had been met. If so, the FCC may have discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business, financial condition and results of operations at this time.

Our franchises are non-exclusive and local franchising authorities may grant competing franchises in our markets.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Some may not require local franchises at all, such as certain municipal utility providers. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an “overbuild.” As of December 31, 2007, approximately 12.4% of the estimated homes passed by our cable systems were overbuilt by other cable operators. We cannot assure you that competition from overbuilders will not develop in other markets that we now serve or will serve after any future acquisitions.

Legislation was recently passed in many states in which we operate cable systems and similar legislation is pending, or has been proposed in certain other states and in Congress, to allow local telephone companies to deliver services in competition with our cable service without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises in the future or on any of our existing franchises, many of which have years remaining in their terms, cannot be predicted.

In 2006, the FCC adopted an order that limits the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out requirements, when issuing competitive franchises. The Order effectively permits competitors with existing rights to use the rights-of-ways to begin operation of cable systems no later than 90 days and all others 180 days after filing a franchise application and preempts conflicting existing local laws, regulations and requirements including level-playing field provisions. Although the Commission considered similar limitations on local franchising authorities with respect to incumbent franchise renewal proceedings, little relief was ultimately provided. Easing of barriers to entry or allowing competitors to operate under more favorable or less burdensome franchise requirements may adversely affect our business.

Pending FCC and court proceedings could adversely affect our HSD service.

The legal and regulatory status of providing HSD service by cable television companies is uncertain. Although the United States Supreme Court has held that HSD service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities-based Internet Service Providers. The FCC has issued a declaratory ruling that HSD service, as it is currently offered, is properly classified as an interstate information service that is not subject to common carrier regulation. However, the FCC is still considering the following: whether to require cable companies to provide capacity on their systems to other entities to deliver high-speed Internet directly to customers, also known as open access; whether certain other regulatory requirements do or should apply to cable modem service; and whether and to what extent cable modem service should be subject to local franchise authorities’ regulatory requirements or franchise fees. The adoption of new rules by the FCC could place additional costs and regulatory burdens on us, reduce our anticipated revenues or increase our anticipated costs for this service, complicate the franchise renewal process, result in greater competition or otherwise adversely affect our business. While we cannot predict the outcome of this proceeding, we do note that the FCC recently removed the requirement that telecommunications carriers provide access to competitors to resell their DSL Internet access service citing the need for competitive parity with cable modem service that has no similar access requirement.

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

It is also possible that information provided directly by us will contain errors or otherwise be negligently provided to users, resulting in third parties making claims against us. For example, we offer Web-based email services, which expose us to potential risks such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Additionally, we host website “portal pages” designed for use as a home page by, but not limited to, our HSD customers. These portal pages offer a wide variety of content from us and third parties that could contain errors or other material that could give rise to liability.

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

Our cable facilities are often attached to or use public utility poles, ducts or conduits. Historically, cable system attachments to public utility poles have been regulated at the federal or state level. Generally this regulation resulted in favorable pole attachment rates for cable operators. The FCC clarified that the provision of Internet access does not endanger a cable operator’s favorable pole rates; this approach ultimately was upheld by the Supreme Court of the United States. That ruling, coupled with the recent Supreme Court decision upholding the FCC’s classification of HSD service as an information service should strengthen our ability to resist such rate increases based solely on the delivery of cable modem services over our cable systems. In November 2007, the FCC commenced a proceeding to determine whether it will effectively eliminate cable’s lower pole attachment fees by imposing a higher unified rate for entities providing broadband Internet service which could significantly increase our annual pole attachment costs. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to invoke higher rates. The series of cases that upheld the FCC rate formula as just compensation left one potential caveat allowing for a higher rate where an owner of a pole could show that an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by an attacher at rates higher than provided under the rate formula. Gulf Power, a utility company from whom we rent pole space, invoked a formal hearing before the FCC in which Gulf Power attempted to demonstrate such a scenario so that it could impose higher pole attachment rates than could be approved under the FCC’s rate formula. The Administrative Law Judge appointed by the FCC ultimately found for various reasons that the poles were not full and that Gulf Power had already set conditions in its contracts with operators that precluded a finding that it did not receive just compensation from the FCC rate formula. Gulf Power has appealed this decision to the full Commission and a potential adverse ruling could occur.

In November 2007, the FCC released a Notice of Proposed Rulemaking (NPRM) addressing pole attachment rental rates, certain terms and conditions of pole access and other issues. The NPRM calls for a review of long-standing FCC rules and regulations, including the long-standing “cable rate” formula and considers effectively eliminating cable’s lower pole attachment fees by imposing a higher unified rate for entities providing broadband Internet service. While we cannot predict the outcome of the NPRM will ultimately have on our business, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services.

Changes in compulsory copyright regulations might significantly increase our license fees.

Filed petitions for rulemaking with the United States Copyright Office propose revisions to certain compulsory copyright license reporting requirements and seek clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things: (i) clarification of the inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; and (ii) reporting of “dual carriage” and multicast signals. In December 2007, the Copyright Office issued a Notice of Inquiry to review whether cable operators must include in their compulsory license royalty calculation a distant signal carried anywhere in the cable system as if it were carried everywhere in the system, thus resulting in payments on “phantom signals.” Moreover, the Copyright Office has not yet acted on a filed petition and may solicit comment on the definition of definition of a “network” station for purposes of the compulsory license.” The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business, financial condition and results of operations by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

Risks Related to our Chairman and Chief Executive Officer’s Controlling Position

Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.

Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned shares of our common stock representing approximately 79.8% of the aggregate voting power as of December 31, 2007. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Commisso’s voting power may have the effect of discouraging offers to acquire us because any such acquisition would require his consent.

We cannot assure you that Mr. Commisso will maintain all or any portion of his ownership, or that he would continue as an officer or director if he sold a significant part of his stock. The disposition by Mr. Commisso of a sufficient number of shares could result in a change in control of our company, and no assurance can be given that a change of control would not adversely affect our business, financial condition or results of operations. A change in control could also result in a default under our debt arrangements, could require us to offer to repurchase our senior notes at 101% of their principal amount, could trigger a variety of federal, state and local regulatory consent requirements and potentially limit our utilization of net operating losses for income tax purposes.

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

Our cable television plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our HSD network.

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

Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that Mediacom LLC placed cable in unauthorized locations and, therefore, was required but failed to obtain permission from the landowners to place the cable. The lawsuit had not made a claim for specified damages in the original complaint. An order declaring that this action is appropriate for class relief was entered in April 2006. Mediacom LLC’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri in October 2006. Mediacom LLC continues to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their expert, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase this estimate to approximately $26.0 million. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to approximately $1.2 million, depending on the court’s determination of the proper measure of damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 2008 has been set for the claim by the class representative.

We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

ITEM 4A.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title

Rocco B. Commisso	58	Chairman and Chief Executive Officer
Mark E. Stephan	51	Executive Vice President and Chief Financial Officer
John G. Pascarelli	46	Executive Vice President, Operations
Italia Commisso Weinand	54	Senior Vice President, Programming & Human Resources
Joseph E. Young	59	Senior Vice President, General Counsel & Secretary
Charles J. Bartolotta	53	Senior Vice President, Customer Operations
Calvin G. Craib	53	Senior Vice President, Business Development
Brian M. Walsh	42	Senior Vice President & Corporate Controller
Craig S. Mitchell	49	Director
William S. Morris III	73	Director
Thomas V. Reifenheiser	72	Director
Natale S. Ricciardi	59	Director
Robert L. Winikoff	61	Director

Rocco B. Commisso has 29 years of experience with the cable television industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 21 years of experience with the cable television industry and has served as our Executive Vice President and Chief Financial Officer since July 2005. Prior to that he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

John G. Pascarelli has 27 years of experience in the cable television industry and has served as our Executive Vice President, Operations since November 2003. Prior to that he was our Senior Vice President, Marketing and Consumer Services from June 2000 and our Vice President of Marketing from March 1998. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

Italia Commisso Weinand has 31 years of experience in the cable television industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time,

Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.

Joseph E. Young has 23 years of experience with the cable television industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Charles J. Bartolotta has 25 years of experience in the cable television industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

Calvin G. Craib has 26 years of experience in the cable television industry and has served as our Senior Vice President, Business Development since August 2001. Prior to that he was our Vice President, Business Development since April 1999. Before joining us in April 1999, Mr. Craib served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

Brian M. Walsh has 20 years of experience in the cable television industry and has served as our Senior Vice President and Corporate Controller since February 2005. Prior to that he was our Senior Vice President, Financial Operations from November 2003, our Vice President, Finance and Assistant to the Chairman from November 2001, our Vice President and Corporate Controller from February 1998 and our Director of Accounting from November 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Craig S. Mitchell has held various management positions with Morris Communications Company LLC for more than the past six years. He currently serves as its Senior Vice President of Finance, Treasurer and Secretary and is also a member of our board of directors.

William S. Morris III has served as the Chairman and Chief Executive Officer of Morris Communications for more than the past six years. He was the Chairman of the board of directors of the Newspapers Association of America for 1999-2000.

Thomas V. Reifenheiser served for more than six years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a member of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is also a member of the board of directors of Cablevision Systems Corporation, Lamar Advertising Company and Citadel Broadcasting Corporation.

Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past six years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as Senior Vice President, Pfizer Inc. and President, Pfizer Global Manufacturing, with responsibility for all of Pfizer’s manufacturing and supply activities. He is a member of the Pfizer Executive Leadership Team.

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

Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “MCCC”. The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by The Nasdaq Global Select Market:

	2007		2006
	Low	High	Low	High

First Quarter	$7.54	$8.25	$5.36	$6.01
Second Quarter	$8.20	$10.03	$5.85	$6.98
Third Quarter	$7.05	$10.30	$5.97	$7.25
Fourth Quarter	$3.93	$7.36	$7.00	$8.41

As of February 29, 2008, there were approximately 2,138 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

During the year ended December 31, 2007, we repurchased 11.2 million shares of our Class A common stock for an aggregate cost of $69.0 million. As of December 31, 2007, approximately $20.0 million remained available under our stock repurchase program.

The following is a summary of our share repurchases of Class A common stock during the fourth quarter of 2007.

					Approximate Dollar
			Total Number of	Total	Value of Shares that
	Total Number		Shares Purchased	Dollars Purchased	May Yet Be
	of Shares	Average Price	as Part of Publicly	Under the	Purchased Under
Period	Purchased	per Share	Announced Program	Program	the Program

October 2007	—	$—	—	$—	$906
November 2007	2,716,220	4.44	2,716,220	12,050,396	37,950,510	(1)
December 2007	3,751,172	4.79	3,751,172	17,949,601	20,000,909

Fourth Quarter 2007	6,467,392	$4.64	6,467,392	29,999,997	$20,000,909

(1)	On November 1, 2007, our Board of Directors authorized a new $50.0 million Class A common stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical consolidated statement of operations data and cash flow data for the years ended December 31, 2003 through 2007 and balance sheet data as of December 31, 2003 through 2007, which are derived from our audited consolidated financial statements (except other data and operating data).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2007	2006(11)	2005	2004	2003
	(Amounts in thousands, except per share data and operating data)

Statement of Operations Data:
Revenues	$1,293,375	$1,210,400	$1,098,822	$1,057,226	$1,004,889
Costs and expenses:
Service costs	544,072	492,729	438,768	407,875	383,012
Selling, general and administrative expenses	264,006	252,688	232,514	216,394	198,943
Corporate expenses	27,637	25,445	22,287	19,276	17,237
Depreciation and amortization	235,331	215,918	220,567	217,262	273,307

Operating income	222,329	223,620	184,686	196,419	132,390
Interest expense, net	(239,015)	(227,206)	(208,264)	(192,740)	(190,199)
Loss on early extinguishment of debt	—	(35,831)	(4,742)	—	—
(Loss) gain on derivative instruments, net	(22,902)	(15,798)	12,555	16,125	9,057
Gain (loss) on sale of assets and investments, net	11,079	—	2,628	5,885	(1,839)
Other expense, net	(9,054)	(9,973)	(11,829)	(12,061)	(11,460)

(Loss) income before income taxes	(37,563)	(65,188)	(24,966)	13,628	(62,051)
Provision for income taxes	(57,566)	(59,734)	(197,262)	(76)	(424)

Net (loss) income	$(95,129)	$(124,922)	$(222,228)	13,552	(62,475)

Basic and diluted (loss) earnings per share:(1)
Basic and diluted (loss) earnings per share	$(0.88)	$(1.13)	$(1.90)	$0.11	$(0.53)

Weighted average common shares outstanding(1)
Basic weighted average shares outstanding	107,828	110,971	117,194	118,534	118,627
Diluted weighted average share outstanding	107,828	110,971	117,194	118,543	118,627
Balance Sheet Data (end of period):
Total assets	$3,615,210	$3,652,350	$3,649,498	$3,635,655	$3,662,763
Total debt	$3,215,033	$3,144,599	$3,059,651	$3,009,632	$3,051,493
Total stockholders’ (deficit) equity	$(253,089)	$(94,814)	$59,107	$293,512	$285,114

	2007	2006(11)	2005	2004	2003
	(Amounts in thousands, except per share data and operating data)

Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$188,792	$176,905	$179,095	$224,611	$206,900
Investing activities	$(202,335)	$(210,235)	$(223,600)	$(177,424)	$(221,444)
Financing activities	$(3,454)	$52,434	$37,911	$(49,127)	$9,135
Other Data:
Adjusted OIBDA(2)	$462,979	$444,255	$406,610	$413,729	$405,752
Adjusted OIBDA margin(3)	35.8%	36.7%	37.0%	39.1%	40.4%
Ratio of earnings to fixed charges(4)	—	—	—	1.06	—
Operating Data: (end of period)
Estimated homes passed(5)	2,836,000	2,829,000	2,807,000	2,785,000	2,755,000
Basic subscribers(6)	1,324,000	1,380,000	1,423,000	1,458,000	1,543,000
Digital customers(7)	557,000	528,000	494,000	396,000	383,000
Data customers(8)	658,000	578,000	478,000	367,000	280,000
Phone customers(9)	185,000	105,000	22,000	—	—
RGUs(10)	2,724,000	2,591,000	2,417,000	2,221,000	2,206,000

(1)	Basic and diluted (loss) earnings per share is calculated based on the basic and diluted weighted average shares outstanding, respectively.

(2)	“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges.

Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. It is also a significant performance measure in our annual incentive compensation programs. We believe Adjusted OIBDA is useful for investors because it enables them to access our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. Adjusted OIBDA and similar measures are used in calculating compliance with the covenants of our debt arrangements. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges.

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

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005	2004	2003

Adjusted OIBDA	$462,979	$444,255	$406,610	$413,729	$405,752
Non-cash share-based compensation and other share-based awards(A)	(5,319)	(4,717)	(1,357)	(48)	(55)
Depreciation and amortization	(235,331)	(215,918)	(220,567)	(217,262)	(273,307)

Operating income	$222,329	$223,620	$184,686	$196,419	$132,390

(A)	Includes approximately $20, $239, $24, $48, and $55 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, related to the issuance of other share-based awards.

(3)	Represents Adjusted OIBDA as a percentage of revenues. See note 2 above.

(4)	Earnings were insufficient to cover fixed charges by $95.9 million, $66.1 million, $26.4 million and $66.9 million for the years ended December 31, 2007, 2006, 2005 and 2003, respectively. Refer to Exhibit 12.1.

(5)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network. Estimated homes passed is based on the best available information.

(6)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable television services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. This conversion method is consistent with the methodology used in determining payments to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, VOD, HDTV, DVR or high-speed Internet service. Customers who exclusively purchase high-speed Internet or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(7)	Represents customers that receive digital video services.

(8)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 15Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Our HSD customers exclude large commercial accounts. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(9)	Represents estimated number of homes to which we market phone service, and is based upon the best available information.

(10)	Represents the sum of basic subscribers and digital, HSD and phone customers.

(11)	Effective January 1, 2006, the Company adopted SFAS No. 123(R) (See Note 8 in the Notes to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005.

Overview

Mediacom Communications Corporation is the nation’s eighth largest cable television company based on the number of basic video subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as VOD, HDTV and DVRs, HSD and phone service. We offer triple-play bundles of video, HSD and voice to almost 90% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of December 31, 2007, our cable systems passed an estimated 2.84 million homes and served 1.32 million basic subscribers in 23 states. We provide digital video services to 557,000 customers, representing a digital penetration of 42.1% of our basic subscribers; HSD service to 658,000 customers, representing a data penetration of 23.2% of our estimated homes passed; and phone service to 185,000 customers, representing a penetration of 7.3% of our estimated marketable phone homes.

We evaluate our performance, in part, by measuring the number of RGUs we serve. As of December 31, 2007, we served 2.72 million RGUs, representing an increase of 5.1% over the prior year.

We have faced increasing levels of competition for our video programming services over the past several years, primarily from DBS providers. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV and DISH now have essentially ubiquitous coverage in our markets with local television broadcast signals. Their ability to deliver local television broadcast signals has been a significant cause of our loss of basic subscribers in recent years.

Hurricane Losses in 2005

In July and August 2005, as a result of Hurricanes Dennis and Katrina, our cable systems in areas of Alabama, Florida, and Mississippi experienced, to varying degrees, damage to their cable plant and other property and equipment, service interruption and loss of customers. We estimate that the hurricanes initially caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As of December 31, 2007, we have not recovered a significant number of these subscribers.

Adjusted OIBDA

We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results, but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. It is also a significant performance measure in our annual incentive compensation programs. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable television industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. Adjusted OIBDA and similar measures are used in calculating compliance with the covenants of our debt arrangements. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition,

Adjusted OIBDA has the limitation of not reflecting the effect of the our non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.

Actual Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth the unaudited consolidated statements of operations for the years ended December 31, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Years Ended December 31,
	2007	2006	$ Change	% Change

Revenues	$1,293,375	$1,210,400	$82,975	6.9%
Costs and expenses:
Service costs	544,072	492,729	51,343	10.4%
Selling, general and administrative expenses	264,006	252,688	11,318	4.5%
Corporate expenses	27,637	25,445	2,192	8.6%
Depreciation and amortization	235,331	215,918	19,413	9.0%

Operating income	222,329	223,620	(1,291)	(0.6)%
Interest expense, net	(239,015)	(227,206)	(11,809)	5.2%
Loss on early extinguishment of debt	—	(35,831)	35,831	NM
Loss on derivatives, net	(22,902)	(15,798)	(7,104)	45.0%
Gain on sale of cable systems, net	11,079	—	11,079	NM
Other expense, net	(9,054)	(9,973)	919	(9.2)%

Loss before provision for income taxes	(37,563)	(65,188)	27,625	(42.4)%
Provision for income taxes	(57,566)	(59,734)	2,168	(3.6)%

Net loss	$(95,129)	$(124,922)	$29,793	(23.8)%

Adjusted OIBDA	$462,979	$444,255	$18,724	4.2%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Years Ended December 31,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$462,979	$444,255	$18,724	4.2%
Non-cash, share-based compensation and other share-based awards(1)	(5,319)	(4,717)	(602)	12.8%
Depreciation and amortization	(235,331)	(215,918)	(19,413)	9.0%

Operating income	$222,329	$223,620	$(1,291)	(0.6)%

(1)	Includes approximately $20 and $239 for the years ended December 31, 2007 and 2006, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2007 and 2006 (dollars in thousands, except per subscriber and customer data):

	Years Ended December 31,		Increase/
	2007	2006	(Decrease)	% Change

Video	$891,594	$881,530	$10,064	1.1%
Data	278,853	237,542	$41,311	17.4%
Phone	55,892	26,996	$28,896	107.0%
Advertising	67,036	64,332	$2,704	4.2%

	$1,293,375	$1,210,400	$82,965	6.9%

	Years Ended December 31,		Increase/
	2007	2006	(Decrease)	% Change

Basic subscribers	1,324,000	1,380,000	(56,000)	(4.1)%
Digital customers	557,000	528,000	29,000	5.5%
Data customers	658,000	578,000	80,000	13.8%
Phone customers	185,000	105,000	80,000	76.2%

RGUs	2,724,000	2,591,000	133,000	5.1%
Average monthly revenue per RGU(1)	$40.75	$40.40	$0.35	0.9%

(1)	Average monthly revenue per RGU is calculated based on monthly revenue divided by the average number of RGUs for each of the twelve months.

Note: Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

Revenues rose 6.9% year-over-year, largely attributable to the growth in our data and phone customers. RGUs grew 5.1% year-over-year, and average total monthly revenue per RGU was 0.9% higher than the prior year.

Video revenues represent monthly subscription fees charged to customers for our core cable television products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. Data revenues primarily represent monthly fees charged to customers, including commercial establishments, for our data products and services and equipment rental fees. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.

Video revenues increased 1.1%, due to higher service fees from our advanced video products and services such as DVRs and HDTV, offset by a lower number of basic subscribers. During the year ended December 31, 2007, we lost 56,000 basic subscribers, including a significant number of basic subscribers lost in connection with the retransmission consent dispute with an owner of a major television broadcast group, and the sale of the period of cable systems serving on a net basis 6,300 basic subscribers, as compared to a loss of 43,000 basic subscribers in the prior year. Digital customers grew by 29,000, as compared to an increase of 34,000 in the prior year. We ended the year with 557,000 digital customers, representing a 42.1% penetration of basic subscribers. As of December 31, 2007, 29.1% of digital customers received DVR and/or HDTV services, as compared to 20.0% in the prior year.

Data revenues rose 17.4%, primarily due to a 13.8% year-over-year increase in data customers. Data customers grew by 80,000, as compared to a gain of 100,000 in the prior year, ending the year with 658,000 customers, or a 23.2% penetration of estimated homes passed.

Phone revenues grew 107.0%, primarily due to a 76.2% year-over-year increase in phone customers. Phone customers grew by 80,000, as compared to a gain of 83,000 in the prior year, ending the year with 185,000 customers, or a 7.3% penetration of estimated marketable phone homes. As of December 31, 2007, Mediacom Phone was marketed to nearly 90% of our 2.84 million estimated homes passed.

Advertising revenues increased by 4.2%, as a result of stronger national advertising sales, despite a meaningful decline in political advertising from the prior year.

Costs and Expenses

Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; data costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.

Service costs rose 10.4%, primarily due to customer growth in our phone and HSD services and increases in programming and field operating expenses. Recurring expenses related to our phone and HSD services grew 43.0%, commensurate with the significant increase of our phone and data customers. Programming expense rose 5.6%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 14.0%, primarily as a result of higher outside contractor usage, increases in utility, fuel and vehicle maintenance costs, costs associated with our mobile workforce management system and the purchase of antennas for distribution to our customers during the aforementioned retransmission consent dispute. Service costs as a percentage of revenues were 42.1% and 40.7% for the years ended December 31, 2007 and 2006, respectively.

Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.

Selling, general and administrative expenses rose 4.5%, principally due to higher marketing, bad debt and billing expenses, offset in part by reductions in telecommunication and employee benefit costs. Marketing costs rose by 14.5%, largely due to increases in direct mailing campaigns, higher salaries, sales commissions and recruiting costs and a greater use of outside contracted sales personnel. Bad debt expenses grew by 17.5%, primarily due to higher average write-offs per delinquent account, unusually low write-offs of uncollectable accounts in the prior year and increased collection expense. Billing expenses rose by 5.1%, largely due to increased processing, bank and credit card fees. Selling, general and administrative expenses as a percentage of revenues were 20.4% and 20.9% for the years ended December 31, 2007 and 2006, respectively.

Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 8.6%, principally due to increases in non-cash, share-based compensation, and legal fees. Corporate expenses as a percentage of revenues were 2.1% for each of the years ended December 31, 2007 and 2006.

Depreciation and amortization increased 9.0%, primarily due to increased deployment of customer premise equipment and related installation activities.

Adjusted OIBDA

Adjusted OIBDA rose 4.2%, due to revenue growth, especially in data and phone, offset in part by increases in service costs and selling, general and administrative expenses.

Operating Income

Operating income decreased 0.6% year-over-year, largely due to higher depreciation and amortization and service costs, substantially offset by the growth in Adjusted OBIDA.

Interest Expense, Net

Interest expense, net, increased by 5.2%, primarily due to higher average indebtedness, the expiration of certain interest rate hedging agreements with favorable rates and higher market interest rates on variable rate debt.

Loss on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of December 31, 2007, we had interest rate swaps with an aggregate notional amount of $1.0 billion. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded losses on derivatives amounting to $22.9 million and $15.8 million, based upon information provided by our counterparties, for the years ended December 31, 2007 and 2006, respectively.

Loss on Early Extinguishment of Debt

We incurred a loss of $35.8 million for the year ended December 31, 2006, as a result of our redemption of our 11% senior notes due 2013.

Provision for Income Taxes

The provision for income taxes was approximately $57.6 million for the year ended December 31, 2007, as compared to a provision for income taxes of $59.7 million for the year ended December 31, 2006. During the year ended December 31, 2007, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance and recognized a $57.3 million corresponding non-cash charge to income tax expense for the year ended December 31, 2007.

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

Net Loss

As a result of the factors described above, primarily interest expense, depreciation and amortization and loss on derivatives, net, partially offset by Adjusted OIBDA, we incurred a net loss for the year ended December 31, 2007 of $95.1 million, as compared to a net loss of $124.9 million for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth the unaudited consolidated statements of operations for the years ended December 31, 2006 and 2005 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Years Ended December 31,
	2006	2005	$ Change	% Change

Revenues	$1,210,400	$1,098,822	$111,578	10.2%
Costs and expenses:
Service costs	492,729	438,768	53,961	12.3%
Selling, general and administrative expenses	252,688	232,514	20,174	8.7%
Corporate expenses	25,445	22,287	3,158	14.2%
Depreciation and amortization	215,918	220,567	(4,649)	(2.1)%

Operating income	223,620	184,686	38,934	21.1%
Interest expense, net	(227,206)	(208,264)	(18,942)	9.1%
Loss on early extinguishment of debt	(35,831)	(4,742)	(31,089)	NM
(Loss) gain on derivatives, net	(15,798)	12,555	(28,353)	NM
Gain on sale of assets and investments, net	—	2,628	(2,628)	NM
Other expense, net	(9,973)	(11,829)	1,856	(15.7)%

Loss before provision for income taxes	(65,188)	(24,966)	(40,222)	NM
Provision for income taxes	(59,734)	(197,262)	137,528	NM

Net loss	$(124,922)	$(222,228)	$97,306	(43.8)

Adjusted OIBDA	$444,255	$406,610	$37,645	9.3%

The following represents a reconciliation of Adjusted OIBDA to operating income (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Years Ended December 31,
	2006	2005	$ Change	% Change

Adjusted OIBDA	$444,255	$406,610	$37,645	9.3%
Non-cash, share-based compensation and other share-based awards(1)	(4,717)	(1,357)	(3,360)	NM
Depreciation and amortization	(215,918)	(220,567)	4,649	(2.1)%

Operating income	$223,620	$184,686	$38,934	21.1%

(1)	Includes approximately $239 and $24 for the years ended December 31, 2006 and 2005, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue, and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2006 and 2005 (dollars in thousands, except per subscriber and customer data and percentage changes that are not meaningful are marked NM):

	Years Ended December 31,
	2006	2005	$ Change	% Change

Video	$881,530	$849,474	$32,056	3.8%
Data	237,542	195,144	42,398	21.7%
Phone	26,996	1,086	25,910	NM
Advertising	64,332	53,118	11,214	21.1%

	$1,210,400	$1,098,822	$111,578	10.2%

	Years Ended December 31,		Increase/
	2006	2005	(Decrease)	% Change

Basic subscribers	1,380,000	1,423,000	(43,000)	(3.0)%
Data customers	578,000	478,000	100,000	20.9%
Phone customers	105,000	22,000	83,000	NM

Note:  Certain reclassifications have been made to the prior year’s amounts to conform to the current year’s presentation.

Revenues rose 10.2%, largely attributable to growth in our data and phone customers and higher video rates and service fees.

Video revenues increased 3.8%, as a result of the impact of basic rate increases applied on our subscribers and higher service fees from our advanced video products and services, offset in part by the loss of basic subscribers. During the year ended December 31, 2006, we lost 43,000 basic subscribers as compared to a loss of 35,000 basic subscribers in the prior year.

Data revenues rose 21.7%, primarily due to a 20.9% year-over-year increase in data customers and, to a lesser extent, the growth of our commercial and enterprise network services.

Phone revenues were $27.0 million for the year ended December 31, 2006. Phone customers grew by 83,000 during 2006, as compared to 22,000 in 2005. As of December 31, 2006, Mediacom Phone was marketed to 2.3 million homes.

Advertising revenues increased 21.1%, largely as a result of stronger local advertising sales and political advertising. Political advertising, which was negligible in 2005, contributed approximately 41% of overall advertising revenue growth in 2006.

Costs and Expenses

Service costs rose 12.3%, primarily due to increases in programming and employee expenses and customer growth in our phone and HSD services. Video programming expense increased 8.2%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Recurring expenses related to our phone and HSD services grew 46.8% because of the significant increase of our phone and data customers. Employee operating costs rose by 12.0% due to higher levels of headcount and compensation, and lower capitalized activity by our technicians. Service costs as a percentage of revenues were 40.7% and 39.9% for the years ended December 31, 2006 and 2005, respectively.

Selling, general and administrative expenses rose 8.7%, principally due to higher taxes and fees and office, advertising sales and administrative and customer service employee expenses, offset in part by lower sales commissions paid to our employees. Taxes and fees increased by 11.9% due principally to higher property taxes and franchise fees. Office expenses rose 20.6% due to higher call center telecommunications charges. Advertising sales expense grew 12.9% commensurate with the increase in our advertising sales revenue. Employee costs grew by

7.9% due primarily to higher levels of salary and non-cash, share-based compensation in our administrative and customer service workforce. Selling, general and administrative expenses as a percentage of revenues were 20.9% and 21.2% for the years ended December 31, 2006 and 2005, respectively.

Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 14.2%, principally due to increases in employee compensation, mostly non-cash, share-based compensation, offset in part by a decrease in legal fees. Corporate expenses as a percentage of revenues were 2.1% and 2.0% for the years ended December 31, 2006 and 2005, respectively.

Depreciation and amortization decreased 2.1% primarily due an overall decrease in capital spending.

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

(Loss) gain on Derivatives, Net

As of December 31, 2006, we had interest rate swaps with an aggregate notional amount of $1.1 billion. The changes in their mark-to-market values are primarily derived from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a loss on derivatives amounting to $15.8 million for the year ended December 31, 2006 and a gain of $12.6 million for the year ended December 31, 2005.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $35.8 million and $4.7 million for the years ended December 31, 2006 and 2005, respectively. This includes a premium paid on the redemption of the 11% Notes and the write-off of deferred financing costs associated with various refinancing transactions occurring in both 2006 and 2005.

Provision for Income Taxes

Provision for income taxes was approximately $59.7 million for the year ended December 31, 2006, as compared to a provision for income taxes of $197.3 million for the year ended December 31, 2005. During the year ended December 31, 2006, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109. As a result, we increased our valuation allowance and recognized a $59.5 million corresponding non-cash charge to income tax expense for the year ended December 31, 2006.

Net Loss

As a result of the factors described above, primarily the provision for income taxes, the loss on early extinguishment of debt and the loss on derivatives, net, partially offset by Adjusted OIBDA, we incurred a net loss for the year ended December 31, 2006 of $124.9 million, as compared to net loss of $222.2 million for the year ended December 31, 2005.

Liquidity and Capital Resources

We have invested, and will continue to invest, in our network to enhance our reliability and capacity and the further deployment of advanced broadband services. Our capital spending has recently shifted from mainly network upgrade investments to the deployment of advanced services, and we also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments (also referred to as debt service), capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.

As of December 31, 2007, our total debt was $3.215 billion. Of this amount, $94.5 million matures during the year ending December 31, 2008. During the year ended December 31, 2007, we paid cash interest of $245.1 million, net of capitalized interest. As of December 31, 2007, about 66% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

Bank Credit Facilities

We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC (“LLC Group”) have a $1.244 billion bank credit facility (the “LLC Credit Facility”) expiring in 2015, of which $880.5 million was outstanding as of December 31, 2007. The LLC Credit Facility consists of a $400.0 million revolving credit commitment, a $200.0 million term loan and a $643.5 million term loan. The operating subsidiaries of Mediacom Broadband LLC (“Broadband Group”) have a $1.524 billion bank credit facility (the “Broadband Credit Facility”) expiring in 2015, of which $1.210 billion was outstanding as of December 31, 2007. The Broadband Credit Facility consists of a $565.4 million revolving credit commitment, a $166.5 million term loan, and a $792.0 million term loan. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0. As of December 31, 2007, we had, in total, unused revolving credit commitments of approximately $645.4 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, the weighted average interest rate for borrowings under our credit facilities was 6.7%.

The LLC Credit Facility is collateralized by LLC Group’s pledge of all its ownership interests in the operating subsidiaries owned by LLC Group and is guaranteed by LLC Group on a limited recourse basis to the extent of such ownership interests. The Broadband Credit Facility is collateralized by Broadband Group’s pledge of all its ownership interests in the operating subsidiaries owned by Broadband Group and is guaranteed by Broadband Group on a limited recourse basis to the extent of such ownership interests.

As of December 31, 2007, approximately $32.0 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.

Interest Rate Exchange Agreements

As of December 31, 2007, we have entered into interest rate swaps with counterparties to hedge $1.0 billion of floating rate debt at weighted average fixed rate of 5.1%. These swaps are scheduled to expire in the amounts of $800.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively, and have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2007. Under the terms of all of our interest rate swaps, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance.

Senior Notes

We have issued senior notes through Mediacom LLC and Mediacom Broadband LLC totaling $1.125 billion as of December 31, 2007. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, of 7.0 to 1.0 in the case of Mediacom LLC’s senior notes, and 8.5 to 1.0 in the case of Mediacom Broadband LLC’s senior notes. These agreements also contain limitations on dividends, investments and distributions.

Covenant Compliance and Debt Ratings

For all periods through December 31, 2007, we were in compliance with all of the covenants under our bank credit facilities and other debt arrangements. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.

Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moodys, and B+, with a stable outlook, by Standard and Poors. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency. Any future downgrade to our credit ratings could increase the interest rate on future debt issuance and adversely impact our ability to raise additional funds.

Operating Activities

Net cash flows provided by operating activities were $188.8 million for the year ended December 31, 2007, compared to $176.9 million for the prior year. The change of $11.9 million is primarily due to an $18.7 million increase in Adjusted OIBDA and $22.0 million cash payment made in 2006 relating to early extinguishment of debt, partially offset by a $19.6 million reduction in the changes in operating assets and liabilities and an $11.8 million increase in interest expense.

During the year ended December 31, 2007, the net change in our operating assets and liabilities was $30.8 million, due to a decrease in accounts payable and accrued expenses of $21.8 million, an increase in accounts receivable, net, of $6.3 million, an increase in prepaid expenses and other assets of $5.3 million and a decrease in non-current liabilities of $2.1 million, offset in part by an increase in deferred revenue of $4.7 million.

Investing Activities

Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $202.3 million for the year ended December 31, 2007, compared to $210.2 million for the prior year. Capital expenditures increased $17.2 million from 2006, primarily due to greater customer installations and equipment and network enhancements. We received proceeds of $32.4 million from the sale of cable systems and purchased a cable system for $7.3 million.

Financing Activities

Net cash flows used in financing activities were $3.5 million for the year ended December 31, 2007, as compared to net cash flows provided by financing activities of $52.4 million for the prior year. Pursuant to our Board authorized share repurchase program, we repurchased approximately 11.2 million shares of our Class A common stock for approximately $69.0 million during the year ended December 31, 2007. We paid for such share repurchases using borrowings under the revolving credit portion of our subsidiary credit facilities. For the year ended December 31, 2007 new borrowings exceeded repayment of debt by $70.4 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2007 and thereafter (dollars in thousands)*:

		Capital	Operating	Interest	Purchase
	Debt	Leases	Leases	Expense(1)	Obligations	Total

2008	$94,500	$33	$5,138	$241,301	$27,291	$368,263
2009-2010	209,500	—	7,861	461,396	28,239	706,996
2011-2012	548,000	—	4,315	425,323	—	977,638
Thereafter	2,363,000	—	5,222	463,454	—	2,831,676

Total cash obligations	$3,215,000	$33	$22,536	$1,591,474	$55,530	$4,884,573

*	Refer to Note 7 to our consolidated financial statements for a discussion of our long-term debt, and to Note 12 for a discussion of our operating leases and other commitments and contingencies.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2007 and the average interest rates applicable under such debt obligations.

(2)	We have contracts with programmers who provide video programming services to our subscribers. Programming is our largest expense; however, our contracts typically provide that we have an obligation to purchase video programming for our subscribers as long as we deliver cable services to such subscribers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. We have included such amounts in our Purchase Obligations above, as follows: $16.4 million for 2008 and $18.7 million for 2009-2010.

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

Property, Plant and Equipment

We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new service installation in accordance with SFAS No. 51-“Financial Reporting by Cable Television Companies.” Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. Capitalized costs include all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the average life of the related assets. We use standard costing models, developed from actual historical costs and relevant operational data, to determine our capitalized amounts. These models include labor rates, overhead rates and standard time inputs to perform various installation and construction activities. The development of these standards involves significant judgment by management, especially in the development of standards for our newer, advanced products and services in which historical data is limited. Changes to the estimates or assumptions used in establishing these standards could be material. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

Indefinite-lived Intangibles

Our cable systems operate under non-exclusive franchises granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and they were accounted for using the purchase method of accounting. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new, advanced products and services. We have concluded that our cable franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these cable franchise rights contribute to our revenues. Accordingly, with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize the cable franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

Based on the guidance outlined in EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we determined that the unit of accounting for testing franchise value for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the unit reporting level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have two borrowing groups, or reporting units, for the purpose of applying SFAS No. 142.

We follow the provisions of SFAS No. 142 to test our goodwill and cable franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow methodology, under which the fair value of cable franchise rights are determined in a direct manner. This involves significant judgment, as well as certain assumptions and estimates, including future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. Significant impairment in value resulting in impairment charges may result if these estimates and assumptions used in the fair value determination change in the future. Such impairments could potentially be material.

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

We completed our most recent impairment test as of October 1, 2007, which reflected no impairment of our franchise rights and goodwill.

Income Taxes

We account for income taxes using the liability method as stipulated by SFAS No. 109. This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and anticipated benefit of utilizing net operating loss carryforwards.

In evaluating our ability to recover our deferred tax assets and net operating loss carryforwards, we assess all available positive and negative evidence including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income we use assumptions that require significant judgment and are consistent with the estimates we use to manage our business. During 2007, we increased our valuation allowance against deferred tax assets by $57.3 million and recognized a corresponding non-cash charge to the provision for income taxes. At December 31, 2007, the valuation allowance had a balance of approximately $631.0 million. We will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. We expect to add to our valuation allowance any increase in deferred tax liabilities relating to indefinite-lived intangible assets. We will also adjust our valuation allowance if we assess that there is sufficient change in our ability to recover our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on our future earnings.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. We do not expect that this Statement will have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. We do not expect that this Statement will have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated and (v) sufficient disclosures to identify the interest of the parent and the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

In the normal course of business, we use interest rate swaps with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2007, we had $1.0 billion of interest rate swaps with various banks with a weighted average fixed rate of approximately 5.12%. The fixed rates of the interest rate swaps are offset against the applicable three-month London Interbank Offering Rate to determine the related interest expense. Under the terms of the interest rate swaps, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance. At December 31, 2007, based on the mark-to-market valuation, we would have paid approximately $25.8 million, including accrued interest, if we terminated these interest rate swaps. Our interest rate swaps are scheduled to expire in the amounts of $800.0 million and $200.0 million during the years ended December 31, 2009 and 2010, respectively. See Notes 3 and 7 to our consolidated financial statements.

Our interest rate swaps and financial contracts do not contain credit rating triggers that could affect our liquidity.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2007 (all dollars in thousands).

		Bank Credit	Capital Lease
	Senior Notes	Facilities	Obligations	Total

Expected Maturity:
January 1, 2008 to December 31, 2008	—	$94,500	$33	$94,533
January 1, 2009 to December 31, 2009	—	121,000	—	121,000
January 1, 2010 to December 31, 2010	—	88,500	—	88,500
January 1, 2011 to December 31, 2011	125,000	103,500	—	228,500
January 1, 2012 to December 31, 2012	—	319,500	—	319,500
Thereafter	1,000,000	1,363,000	—	2,363,000

Total	$1,125,000	$2,090,000	$33	$3,215,033

Fair Value	$1,014,085	$2,090,000	$33	$3,215,033

Weighted Average Interest Rate	8.9%	6.7%	3.1%	7.5%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mediacom Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 14, 2008

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(All dollar amounts in thousands)

ASSETS
CURRENT ASSETS
Cash	$19,388	$36,385
Accounts receivable, net of allowance for doubtful accounts of $2,107 and $2,173, respectively	82,096	75,722
Prepaid expenses and other current assets	20,692	17,248
Deferred tax assets, net	2,424	2,467

Total current assets	124,600	131,822
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,624,811 and $1,423,911, respectively	1,436,427	1,451,134
Franchise rights, net of accumulated amortization of $139,926 and $140,947	1,798,188	1,803,898
Goodwill	220,646	221,382
Subscriber lists and other intangible assets, net of accumulated amortization of $161,248 and $159,848, respectively	10,532	11,827

Total investment in cable television systems	3,465,793	3,488,241
Other assets, net of accumulated amortization of $27,172 and $22,288, respectively	24,817	32,287

Total assets	$3,615,210	$3,652,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$247,485	$275,611
Deferred revenue	51,015	46,293
Current portion of long-term debt	94,533	75,563

Total current liabilities	393,033	397,467
Long-term debt, less current portion	3,120,500	3,069,036
Deferred tax liabilities, net	316,602	259,300
Other non-current liabilities	38,164	21,361

Total liabilities	3,868,299	3,747,164
Commitments and contingencies (Note 12)
STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 94,293,185 shares issued and 72,011,963 shares outstanding as of December 31, 2007 and 93,825,218 shares issued and 82,761,606 shares outstanding as of December 31, 2006	943	938
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 and 27,061,237 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	270	271
Additional paid-in capital	997,404	991,113
Accumulated deficit	(1,121,242)	(1,026,113)
Treasury stock, at cost, 22,281,222 and 11,063,612 shares of Class A common stock, as of December 31, 2007 and December 31, 2006, respectively	(130,464)	(61,023)

Total stockholders’ deficit	(253,089)	(94,814)

Total liabilities and stockholders’ deficit	$3,615,210	$3,652,350

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except per share amounts)

Revenues	$1,293,375	$1,210,400	$1,098,822
Costs and expenses:
Service costs (exclusive of depreciation and amortization of $235,331, $215,918, $220,567, respectively, shown separately below)	544,072	492,729	438,768
Selling, general and administrative expenses	264,006	252,688	232,514
Corporate expenses	27,637	25,445	22,287
Depreciation and amortization	235,331	215,918	220,567

Operating income	222,329	223,620	184,686
Interest expense, net	(239,015)	(227,206)	(208,264)
Loss on early extinguishment of debt	—	(35,831)	(4,742)
(Loss) gain on derivatives, net	(22,902)	(15,798)	12,555
Gain on sale of cable systems, net	11,079	—	—
Gain on sale of assets and investments, net	—	—	2,628
Other expense, net	(9,054)	(9,973)	(11,829)

Loss before provision for income taxes	(37,563)	(65,188)	(24,966)
Provision for income taxes	(57,566)	(59,734)	(197,262)

Net loss	$(95,129)	$(124,922)	$(222,228)

Basic and diluted weighted average shares outstanding	107,828	110,971	117,194
Basic and diluted loss per share	$(0.88)	$(1.13)	$(1.90)

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A	Class B	Additional
	Common	Common	Paid-In	Accumulated	Treasury	Deferred
	Stock	Stock	Capital	Deficit	Stock	Compensation	Total
	(All dollar amounts in thousands)

Balance, December 31, 2004	$930	$274	$983,417	$(678,963)	$(12,146)	$—	$293,512
Net loss	—	—	—	(222,228)	—	—	(222,228)
Issuance of common stock in employee stock purchase plan	3	—	977	—	—	—	980
Issuance of restricted stock units, net of forfeitures	—	—	6,190	—	—	(6,190)	—
Amortization of deferred compensation	—	—	—	—	—	1,333	1,333
Treasury stock, at cost	—	—	—	—	(14,490)	—	(14,490)

Balance, December 31, 2005	$933	$274	$990,584	$(901,191)	$(26,636)	$(4,857)	$59,107

Net loss	—	—	—	(124,922)	—	—	(124,922)
Share-based compensation	—	—	4,478	—	—	—	4,478
Issuance of common stock in employee stock purchase plan	2	—	908	—	—	—	910
Issuance of restricted stock units, net of forfeitures	—	—	—	—	(60)	—	(60)
Deferred compensation	3		(4,860)	—	—	4,857	—
Treasury stock, at cost	—	—	—	—	(34,327)	—	(34,327)
Transfer of stock	—	(3)	3	—	—

Balance, December 31, 2006	$938	$271	$991,113	$(1,026,113)	$(61,023)	$—	$(94,814)

Net loss	—	—	—	(95,129)	—	—	(95,129)
Share-based compensation	—	—	5,299	—	—	—	5,299
Issuance of common stock in employee stock purchase plan	2	—	962		(3)	—	961
Issuance of restricted stock units, net of forfeitures	2	—	(2)	—	(402)	—	(402)
Exercise of stock options, net	—	—	32	—	—	—	32
Treasury stock, at cost	—	—	—	—	(69,036)	—	(69,036)
Transfer of stock	1	(1)	—	—	—	—	—

Balance, December 31, 2007	$943	$270	$997,404	$(1,121,242)	$(130,464)	$—	$(253,089)

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(All dollar amounts in thousands)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(95,129)	$(124,922)	$(222,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	235,331	215,918	220,567
Loss (gain) on derivatives, net	22,902	15,798	(12,555)
Gain on sale of cable systems, net	(11,079)	—	—
Gain on sale of assets and investments, net	—	—	(2,628)
Loss on early extinguishment of debt	—	11,206	4,742
Amortization of deferred financing costs	4,884	5,998	8,613
Share-based compensation	5,299	4,478	1,333
Deferred income taxes	57,345	59,527	197,306
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(6,342)	(11,877)	(5,592)
Prepaid expenses and other current assets	(5,360)	118	(3,053)
Accounts payable and accrued expenses	(21,767)	400	(6,722)
Deferred revenue	4,722	5,220	2,366
Other non-current liabilities	(2,014)	(4,959)	(3,054)

Net cash flows provided by operating activities	$188,792	$176,905	$179,095

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	$(227,409)	$(210,235)	$(228,216)
Acquisition of cable television systems	(7,274)	—	—
Proceeds from sale of cable television systems	32,348	—	—
Proceeds from sale of assets and investments	—	—	4,616

Net cash flows used in investing activities	$(202,335)	$(210,235)	$(223,600)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
New borrowings	$412,525	$2,181,000	$849,750
Repayment of debt	(342,091)	(1,823,552)	(799,731)
Redemption of senior notes	—	(572,500)	(202,834)
Issuance of senior notes	—	300,000	200,000
Repurchases of Class A common stock	(69,036)	(34,386)	(14,490)
Proceeds from issuance of common stock in employee stock purchase plan	962	909	954
Financing costs	—	(2,953)	(11,845)
Other financing activities — bank overdrafts	(5,814)	3,916	16,107

Net cash flows (used in) provided by financing activities	$(3,454)	$52,434	$37,911

Net decrease in cash	(16,997)	19,104	(6,594)
CASH, beginning of period	36,385	17,281	23,875

CASH, end of period	$19,388	$36,385	$17,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$245,143	$247,507	$205,411

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Mediacom Communications Corporation (“MCC,” and collectively with our direct and indirect subsidiaries, the “Company”) was organized in November 1999, and is involved in the development of cable systems serving smaller cities and towns in the United States. Through these cable systems, we provide entertainment, information and telecommunications services to our subscribers and customers. As of December 31, 2007, we were operating cable systems in 23 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

2.	LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had unused revolving credit commitments of $645.4 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of MCC and our subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: assessment and valuation of intangibles, accounts receivable allowance, useful lives of property, plant and equipment, share-based compensation, and the recognition and measurement of income tax assets and liabilities. Actual results could differ from those and other estimates. Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” See Note 8.

Revenue Recognition

Revenues from video, data and phone services are recognized when the services are provided to our customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing cable services. We normally pass these fees through to our customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $36.6 million, $36.7 million and $34.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the years ended December 31, 2006 and 2005, we revised our estimate of probable losses in the accounts receivable of our advertising business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.4 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006, we revised our estimate of probable losses in the accounts receivable of its video, data and phone business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $1.0 million for the year ended December 31, 2006.

Concentration of Credit Risk

Our accounts receivable are comprised of amounts due from subscribers in varying regions throughout the United States. Concentration of credit risk with respect to these receivables is limited due to the large number of customers comprising our customer base and their geographic dispersion. We invest our cash with high quality financial institutions.

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

We capitalize improvements that extend asset lives and expense repairs and maintenance as incurred. At the time of retirements, write-offs, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts and the gains or losses are included in depreciation and amortization expense in the consolidated statement of operations.

We capitalize the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our telephony product. Costs include direct labor and material, as well as certain indirect costs including interest. We perform periodic evaluations of certain estimates used to determine the amount and extent that such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services.

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2007 and 2006, we capitalized approximately $1.2 million and $6.5 million, respectively of software development costs. Capitalized software had a net book value of $16.5 million and $15.6 million as of December 31, 2007 and 2006, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $30.1 million, $28.9 million and $26.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.

Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $2.5 million, $2.1 million and $2.8 million, respectively. Our estimated aggregate amortization expense for 2008 through 2011 and beyond are $2.5 million, $2.5 million, $2.5 million, $2.5 million, and $0.5 million, respectively.

We operate our cable systems under non-exclusive cable franchises that are granted by state or local government authorities for varying lengths of time. As of December 31, 2007, we held 1,366 franchises in areas located throughout the United States. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting.

We have directly assessed the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.

Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We completed our annual impairment test as of October 1, 2007, which reflected no impairment of franchise rights and goodwill.

The following table details changes in the carrying valve of goodwill for the year ended December 31, 2007 (dollars in thousands):

Balance — December 31, 2006	$221,382
Acquisitions	—
Dispositions	(736)

Balance — December 31, 2007	$220,646

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs are deferred and amortized as other expense and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable system clusters that represent operating segments responsible for certain geographical regions. Each operating segment derives our revenues from the delivery of similar products and services to a customer base that is also similar. Each operating segment deploys similar technology to deliver our products and services and operates within a similar regulatory environment. In addition, each operating segment has similar economic characteristics. Management evaluated the criteria for aggregation of the geographic operating segments under SFAS No. 131 and believes that we meet each of the respective criteria set forth. Accordingly, management has identified broadband services as our one reportable segment.

Accounting for Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. We enter into interest rate exchange agreements to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Accounting for Asset Retirement

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We reviewed our asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as the Company’s rights-of-way under franchise agreements. Certain of our franchise agreements and leases contain provisions that require restoration or removal of equipment if the franchises or leases are not renewed. Based on historical experience, we expect to renew our franchise or lease agreements. In the unlikely event that any franchise or lease agreement is not expected to be renewed, we would record an estimated liability. However, in determining the fair value of our asset retirement obligation under our franchise agreements, consideration will be given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

Upon adoption of SFAS No. 143, we determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $7.8 million asset in property, plant and equipment and a corresponding liability of $7.8 million. As of December 31, 2007 and 2006, the corresponding asset, net of accumulated amortization, was $2.9 million and $3.7 million, respectively.

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

Programming Costs

We have various fixed-term carriage contracts to obtain programming for our cable systems from content suppliers whose compensation is generally based on a fixed monthly fee per customer. These programming contracts are subject to negotiated renewal. Programming costs are recognized when we distribute the related programming. These programming costs are usually payable each month based on calculations performed by us and are subject to adjustments based on the results of periodic audits by the content suppliers. Historically, such audit adjustments have been immaterial to our total programming costs. Some content suppliers offer financial incentives to support the launch of a channel and ongoing marketing support. When such financial incentives are received, we defer them within non-current liabilities in our consolidated balance sheets and recognizes such amounts as a reduction of programming costs (which are a component of service costs in the consolidated statement of operations) over the carriage term of the programming contract.

Share-based Compensation

We adopted SFAS No. 123(R) on January 1, 2006 (see Note 8). We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the periods the estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

In evaluating our ability to recover our deferred tax assets and net operating loss carryforwards, we assess all available positive and negative evidence including recent performance, the scheduled reversal of deferred tax liabilities, forecasts of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income, we use assumptions that require significant judgment and are consistent with the estimates used to manage the business. At December 31, 2007, we recorded a net deferred tax asset valuation allowance of approximately $631.0 million. We will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. Should there be a sufficient change in our assessment of our ability to recover our deferred tax assets, we will adjust our valuation allowance accordingly.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. We have had no other comprehensive income items to report.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 will be effective as of January 1, 2008 and will be applied prospectively. We do not expect that this Statement will have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not expect that this Statement will have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest; (iii) changes in a parent’s ownership interest; (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated; and (v) sufficient disclosures to identify the interest of the parent and the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

4.	EARNINGS PER SHARE

We calculate earnings per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 computes basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect. Our potentially dilutive securities include common shares which may be issued upon exercise of our stock options, conversion of convertible senior notes or vesting of restricted stock units. Diluted earnings per share excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.

For the year ended December 31, 2007, we generated net losses, and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the year ended December 31, 2007, the calculation of diluted loss per share excludes 2.1 million potential common shares related to our stock options and restricted stock units.

For the year ended December 31, 2006, we generated net losses, and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the year ended December 31, 2006, the calculation of diluted loss per share excludes 1.5 million potential common shares related to our stock options and restricted stock units, and 9.2 million potential common shares related to our convertible senior notes.

For the year ended December 31, 2005, we generated net losses, and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the year ended December 31, 2005, the calculation of diluted loss per share excludes 1.2 million potential common shares related to our stock options and restricted stock units and 9.2 million potential common shares related to our convertible senior notes.

The following table reconciles the numerator and denominator of the computations of diluted loss per share for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2007			2006			2005
	Net		Loss	Net		Loss	Net		Loss
	Loss	Shares	per Share	Loss	Shares	per Share	Income	Shares	per Share

Basic loss earnings per share	$(95,129)	107,828	$(0.88)	$(124,922)	110,971	$(1.13)	$(222,228)	117,194	$(1.90)
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—	—	—	—

Diluted loss per share	$(95,129)	107,828	$(0.88)	$(124,922)	110,971	$(1.13)	$(222,228)	117,194	$(1.90)

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2007 and 2006, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2007	2006

Cable systems, equipment and subscriber devices	$2,889,287	$2,711,273
Vehicles	68,998	65,554
Furniture, fixtures and office equipment	53,814	49,716
Buildings and leasehold improvements	41,893	41,140
Land and land improvements	7,246	7,362

	$3,061,238	2,875,045
Accumulated depreciation	(1,624,811)	(1,423,911)

Property, plant and equipment, net	$1,436,427	$1,451,134

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $232.8 million, $213.8 million and $217.7 million, respectively. As of December 31, 2007 and 2006, we had property under capitalized leases of $10.1 million and $10.1 million, respectively, before accumulated depreciation, and $1.9 million and $3.3 million, respectively, net of accumulated depreciation. During the years ended December 31, 2007 and 2006, we incurred gross interest costs of $243.2 million and $231.3 million, respectively, of which $3.8 million and $3.6 million was capitalized. See Note 2 to our consolidated financial statements.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2007 and December 31, 2006 (dollars in thousands):

	December 31,	December 31,
	2007	2006

Accrued programming costs	$43,596	$49,537
Accrued interest	39,588	44,741
Accrued taxes and fees	27,678	30,502
Accrued payroll and benefits	25,165	27,220
Accounts payable	18,611	32,146
Accrued service costs	18,114	16,062
Book overdrafts(1)	16,971	22,414
Accrued telecommunications costs	15,687	6,816
Subscriber advance payments	11,750	10,611
Accrued property, plant and equipment	11,421	18,542
Other accrued expenses	18,904	17,020

	$247,485	$275,611

(1)	Book overdrafts represent checks in excess of funds on deposit in our disbursement accounts.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

Debt consisted of the following (dollars in thousands):

	December 31,	December 31,
	2007	2006

Bank credit facilities	$2,090,000	$2,018,500
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	33	1,099

	$3,215,033	$3,144,599
Less: Current portion	94,533	75,563

Total long-term debt	$3,120,500	$3,069,036

Bank Credit Facilities

The operating subsidiaries of Mediacom LLC, one of our two principal subsidiaries, maintain a $1.244 billion senior secured credit facility (the “LLC credit facility”). The LLC credit facility originally consisted of a revolving credit facility (the “LLC revolver”) with a $400.0 million revolving credit commitment, a $200.0 million term loan (the “LLC term loan A”) and a $550.0 million term loan (the “LLC term loan B”). In May 2006, we refinanced the LLC term loan B with a new term loan (the “LLC term loan C”) in the amount of $650.0 million. Borrowings under the LLC term loan C bear interest at a rate that is 0.50% less than the interest rate of the LLC term loan B that it replaced. The LLC revolver expires on September 30, 2011 and its commitment amount is not subject to scheduled reductions prior to maturity. The LLC term loan A matures on September 30, 2012, and beginning on March 31, 2008, will be subject to quarterly reductions ranging from 2.50% to 9.00% of the original amount. The LLC term loan C matures on January 31, 2015, and is subject to quarterly reductions of 0.25% that began on March 31, 2007 and extend through December 31, 2014, with a final payment at maturity representing 92% of the original principal amount.

As of December 31, 2007, the maximum commitment available under the LLC revolver was $400.0 million and the revolver had an outstanding balance of $37.0 million. As of the same date, the LLC term loans A and C had outstanding balances of $200.0 million and $643.5 million, respectively.

The credit agreement of the LLC credit facility (the “LLC credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 1/2% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding LLC revolver and LLC term loan A balances is payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.00% or the base rate plus a floating percentage ranging from 0% to 1.00%. Interest on the LLC term loan C is payable at either the Eurodollar rate plus a floating percentage ranging from 1.50% to 1.75% or the base rate plus a floating percentage ranging from 0.50% to 0.75%.

For the year ended December 31, 2007, the outstanding debt under the LLC term loan C was reduced by $6.5 million, or 1.00% of the original principal amount.

For the year ending December 31, 2008, the outstanding debt under the LLC term loan A will be reduced by $20.0 million, or 10.00% of the original principal amount, and the outstanding debt under the LLC term loan C will be reduced by $6.5 million, or 1.00% of the original principal amount.

The operating subsidiaries of Mediacom Broadband LLC, our other principal subsidiary, maintain a $1.524 billion senior secured credit facility (the “Broadband credit facility”). The Broadband credit facility originally consisted of a revolving credit facility (the “Broadband revolver”), a $300.0 million term loan A (the

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Broadband term loan A”) and a $500.0 million term loan B (the “Broadband term loan B”). In October 2005, we amended the Broadband revolver: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. In May 2005, we refinanced the Broadband term loan B with a new term loan (the “Broadband term loan C”) in the amount of $500.0 million. In May 2006, we refinanced the Broadband term loan C with a new term loan (the “Broadband term loan D”) in the amount of $800.0 million. Borrowings under the new term loan bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. The Broadband term loan A matures on February 1, 2014 and, beginning on September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original principal amount. The Broadband term loan D matures on January 31, 2015, and is subject to quarterly reductions of 0.25% that began on March 31, 2007 and extend through December 31, 2014, with a final payment at maturity representing 92.00% of the original principal amount.

As of December 31, 2007, the maximum commitment available under the Broadband revolver was $565.4 million and the revolver had an outstanding balance of $251.0 million. As of the same date, the Broadband term loans A and D had outstanding balances of $166.5 million and $792.0 million, respectively.

The credit agreement of the Broadband credit facility (the “Broadband credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding Broadband revolver and Broadband term loan A balances is payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the Broadband term loan B is payable at either the Eurodollar rate plus a floating percentage ranging from 1.50% to 1.75% or the base rate plus a floating percentage ranging from 0.50% to 0.75%.

For the year ended December 31, 2007, the maximum commitment amount under the portion of the Broadband revolver subject to reduction was reduced by $48.7 million. The outstanding debt under the Broadband term loan A was reduced by $60.0 million, or 20.00% of the original principal amount, and the outstanding debt under the Broadband term loan C was reduced by $8.0 million, or 1.00% of the original principal amount.

For the year ended December 31, 2008, the maximum commitment amount under the portion of the Broadband revolver subject to reduction will be reduced by $48.7 million, the outstanding debt under the Broadband term loan A will be reduced by $60.0 million, or 20.00% of the original principal amount, and the outstanding debt under the Broadband term loan D will be reduced by $8.0 million, or 1.00% of the original principal amount.

The LLC and Broadband credit agreements require compliance with certain financial covenants, including the requirement that we maintain a ratio of senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. The credit agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates.

The LLC credit agreement is collateralized by Mediacom LLC’s pledge of all our ownership interests in our operating subsidiaries, and is guaranteed by Mediacom LLC on a limited recourse basis to the extent of such ownership interests. The Broadband credit agreement is collateralized by Mediacom Broadband LLC’s pledge of all out ownership interests in our operating subsidiaries, and is guaranteed by Mediacom Broadband LLC on a limited recourse basis to the extent of such ownership interests.

The average interest rates on outstanding debt under the bank credit facilities as of December 31, 2007 and 2006, were 6.7% and 7.2%, respectively. As of December 31, 2007, we had unused credit commitments of approximately $645.4 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, approximately $32.0 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements. The amount paid to obtain these letters of credit was immaterial.

Interest Rate Exchange Agreements

We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of December 31, 2007, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $1.0 billion is fixed at a weighted average rate of approximately 5.1%. As of the same date, about 66% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2007. Our interest rate exchange agreements are scheduled to expire in the amounts of, $800 million and $200 million during the years ended December 31, 2009 and 2010, respectively.

The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheet a net accumulated liability for derivatives of $25.8 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a loss on derivatives of $22.9 million and $15.8 million for the years ended December 31, 2007 and 2006, respectively.

Senior Notes

On February 26, 1999, Mediacom LLC and its affiliate, Mediacom Capital Corporation, a Delaware corporation, jointly issued $125.0 million aggregate principal amount of 7 7/8% senior notes due February 2011 (the “7 7/8% Senior Notes”). The 7 7/8% Senior Notes are unsecured obligations of Mediacom LLC, and the indenture for the 7 7/8% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC.

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

On June 29, 2001, Mediacom Broadband LLC and its affiliate, Mediacom Broadband Corporation, a Delaware corporation, jointly issued $400.0 million aggregate principal amount of 11% notes due July 2013 (the “11% Senior Notes”). The 11% Senior Notes are unsecured obligations of Mediacom Broadband LLC and the indenture for the 11% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers, and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC.

On August 30, 2005, Mediacom Broadband LLC and Mediacom Broadband Corporation jointly issued $200.0 million aggregate principal amount of 8 1/2% senior notes due October 2015 (the “8 1/2% Senior Notes”). The 8 1/2% Senior Notes are unsecured obligations of Mediacom Broadband LLC, and the indenture for the 8 1/2% Senior Notes stipulates, among other things, restrictions on incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom Broadband LLC. The proceeds were used to reduce amounts outstanding under the revolving credit portion of our credit facilities.

On July 17, 2006, we redeemed all of the outstanding 11% Senior Notes. We funded the redemption with drawdowns on the revolving credit portions of our subsidiary credit facilities.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 5, 2006, Mediacom Broadband LLC and Mediacom Broadband Corporation jointly issued an additional $300.0 million aggregate principal amount of 8 1/2% Senior Notes. The proceeds were used to reduce amounts outstanding under the revolving credit portion of our credit facilities.

Our senior notes contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, of 7.0 to 1.0 in the case of Mediacom LLC’s senior notes, and 8.5 to 1.0 in the case of Mediacom Broadband LLC’s senior notes. These agreements also contain limitations on dividends, investments and distributions.

For all periods through December 31, 2007, we were in compliance with all of the covenants under our bank credit and senior note agreements. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency.

Convertible Senior Notes

On June 29, 2001, we issued $172.5 million aggregate principal amount of 5 1/4% convertible senior notes due July 2008 (the “Convertible Senior Notes”). On June 29, 2006, we paid the entire outstanding principal amount of our Convertible Senior Notes, plus accrued and unpaid interest, with borrowings under the Broadband term loan D

Loss on Early Extinguishment of Debt

For the year ended December 31, 2006, we recorded in our consolidated statement of operations a loss on early extinguishment of debt of $35.8 million as a result of our redemption of our 11% senior notes. This change reflected representing $22.0 million of call premium, $2.6 million of bank fees and the write-off of $11.2 million of unamortized deferred financing costs. There was no loss on early extinguishment of debt in the year ended December 31, 2007.

Fair Value and Debt Maturities

The fair values of our bank credit facilities approximated their carrying values at December 31, 2007. As of December 31, 2007, the fair values of our Senior Notes are as follows (dollars in thousands):

7 7/8% senior notes due 2011	$115,625
9 1/2% senior notes due 2013	459,660
8 1/2% senior notes due 2015	438,800

$1,014,085

The stated maturities of all debt outstanding as of December 31, 2007 are as follows (dollars in thousands):

2008	$94,533
2009	121,000
2010	88,500
2011	228,500
2012	319,500
Thereafter	2,363,000

Total	$3,215,033

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	STOCKHOLDERS’ DEFICIT

We have authorized 300,000,000 shares of Class A common stock, $.01 par value and 100,000,000 shares of Class B common stock, $.01 par value. The holders of Class A and Class B common stock are entitled to vote as a single class on each matter in which our shareholders are entitled to vote. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes.

Stock Repurchase Plans

In November 2007, the Board of Directors authorized an additional $50.0 million Class A common stock repurchase program. During the years ended December 31, 2007, 2006 and 2005, we repurchased approximately 11.2 million, 5.8 million, and 2.7 million shares for an aggregate cost of $69.0 million, $34.4 million and $14.5 million, respectively, at an average price per share of $6.18, $5.90 and $5.46, respectively. As of December 31, 2007, approximately $20.0 million remained available under the Class A common stock repurchase program.

Share-based Compensation

In April 2003, our Board of Directors adopted our 2003 Incentive Plan, or “2003 Plan,” which amended and restated our 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by our stockholders in June 2003 and provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other stock-based awards, in addition to annual incentive awards. The contractual life of share-based awards granted under the 2003 Plan is no more than 10 years. We deliver shares from treasury upon the exercise of stock options or the conversion of restricted stock units. The 2003 Plan has 21.0 million shares of common stock available for issuance in settlement of awards. As of December 31, 2007, approximately 13.8 million shares remained available for issuance under the 2003 Plan.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in our pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under this method, prior periods are not restated and the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2008, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2008, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment”, relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123(R)

Upon adoption of SFAS 123(R), we recognize share-based compensation expenses associated with share awards on a straight-line basis over the requisite service period using the fair value method. The incremental share-based compensation expense recognized due to the adoption of SFAS 123(R) was approximately $2.2 million for the year ended December 31, 2006. Compensation expense related to restricted stock units was recognized before the implementation of SFAS No. 123(R). Results for prior periods have not been restated.

Total share-based compensation expense was as follows (dollars in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Share-based compensation expense by type of award:
Employee stock options	$1,920	$2,240
Employee stock purchase plan	284	287
Restricted stock units	3,095	1,951

Total share-based compensation expense	5,299	4,478
Tax effect on stock-based compensation expense	—	—

Effect on net loss	$(5,299)	$(4,478)

Effect on loss per share:
Basic and diluted	$(0.05)	$(0.04)

As required by SFAS No. 123(R), the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The total future compensation cost related to unvested share-based awards that are expected to vest was $8.4 million as of December 31, 2007, which will be recognized over a weighted average period of 1.4 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards. We have elected the “short-cut” method to calculate the historical pool of windfall tax benefits.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, we accounted for share-based compensation in accordance with APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method prescribed by SFAS No. 123 been applied, the effect on net loss and loss per share would have been as follows for the year ended December 31, 2005, respectively (dollars in thousands, except per share data):

For the Year Ended
December 31, 2005

Net loss, as reported	$(222,228)
Add: Total stock-based compensation expense included in net loss (income) as reported above	1,333
Deduct: Total stock based compensation expense determined under fair value based method of all awards	(5,024)

Pro forma, net loss income	$(225,919)

Basic and diluted loss per share:
As reported	$(1.90)

Pro forma	$(1.93)

Valuation Assumptions

As required by SFAS 123(R), we estimated the fair value of stock options using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock		Employee Stock
	Option Plans		Purchase Plans
	Year Ended		Year Ended
	December 31,		December 31,
	2007	2006	2007	2006

Dividend yield	0%	0%	0%	0%
Expected volatility	38.0%	55.3%	33.0%	33.0%
Risk free interest rate	4.5%	4.8%	4.3%	4.7%
Expected option life (in years)	6.1	4.1	0.5	0.5
Forfeiture rate	14.0%	14.0%	—	—

We do not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of our Class A common stock. Prior to January 1, 2006, we used historical data and other factors to estimate the option life of the share-based payments granted. For the year ended December 31, 2006, we elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures. The awards are subject to annual vesting periods not to exceed 6 years from the date of grant.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of our option plans for the years ended December 31, 2006 and 2007:

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (In Years)	Value (In thousands)

Outstanding at January 1, 2006	4,931,915	$14.12
Granted	415,000	5.73
Exercised	(14,000)	6.94
Forfeited	(234,670)	13.85
Expired	—	—

Outstanding at December 31, 2006	5,098,245	$13.35	4.5	$2,508

Vested or expected to vest at December 31, 2006	4,954,230	$13.54	4.5	$2,252

Exercisable at December 31, 2006	4,069,569	$15.06	4.3	$679

Outstanding at January 1, 2007	5,098,245	$13.35
Granted	580,000	$8.06
Exercised	(83,250)	7.01
Forfeited	(215,687)	14.75
Expired	—	—

Outstanding at December 31, 2007	5,379,308	$12.82	4.1	$—

Vested or expected to vest at December 31, 2007	5,233,676	$12.98	4.0	$—

Exercisable at December 31, 2007	4,339,078	$14.20	3.4	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, based on our stock price of $4.59 and $8.04 per share as of December 31, 2007 and 2006, respectively, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average exercise price at the date of grant of a Class A common stock option granted under our option plan during the years ended December 31, 2007 and 2006 was $8.06 and $5.73, respectively. During the years ended December 31, 2007, and 2006, approximately 404,369 and 670,621 shares vested with a weighted average exercise price of $6.98 and $9.15. The proceeds we received resulting from the exercise of stock options during 2007 and 2006 were immaterial.

The following table summarizes information concerning stock option activity for the year ended December 31, 2005:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2004	11,667,259	$17.92
Granted	580,000	5.91
Exercised	—	—
Forfeited	(7,315,344)	18.85

Outstanding at December 31, 2005	4,931,915	$14.12

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had options exercisable on underlying shares amounting to 3,544,893 with an average price of $16.23 at December 31, 2005. The weighted average fair value of options granted was $2.88 per share for the year ended December 31, 2005.

The following table summarizes information concerning stock options outstanding as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic	Number of	Remaining	Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value	Shares	Contractual	Exercise	Value
Exercise Prices	Outstanding	Life	Price	(In thousands)	Outstanding	Life	Price	(In thousands)

$5.00 — $12.00	2,923,735	5.5 years	$7.86	$—	1,883,505	4.9 years	$8.31	$—
$12.01 — $18.00	394,725	3.3 years	17.25	—	394,725	3.3 years	17.25	—
$18.01 — $22.00	2,060,848	2.1 years	19.01	—	2,060,848	2.1 years	19.01	—

	5,379,308	4.1 years	$12.82	$—	4,339,078	3.4 years	$14.20	$—

During 2005, we accounted for our stock option plans and employee stock purchase program under APB No. 25. Accordingly, no compensation expense has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was at their fair market value at the date of grant. SFAS No. 148 requires that information be determined as if we had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and income (loss) per share. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: (i) risk free average interest rate of 3.5% for the year ended December 31, 2005; (ii) expected dividend yields of 0%; (iii) expected lives of 6 years; and (iv) expected volatility of 45%. Had compensation expense been recorded for the employee options under SFAS No. 148, the compensation expense would have been $5.1 million for the year ended December 31, 2005.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees and directors (together, the “participants”) in Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. We made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The aggregate intrinsic value of outstanding RSUs, based on our stock price of $4.59 per share during the year ended December 31, 2007, was $8.4 million.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of our restricted stock unit awards for the year ended December 31, 2007:

	Number of	Weighted
	Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value

Unvested Awards at January 1, 2006	1,132,300	$5.46
Granted	484,700	5.77
Awards Vested	(41,250)	5.78
Forfeited	(96,325)	5.54

Unvested Awards at December 31, 2006	1,479,425	$5.55
Granted	553,000	8.05
Awards Vested	(163,275)	5.71
Forfeited	(36,675)	6.94

Unvested Awards at December 31, 2007	1,832,475	$6.26

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”). Under the plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees amounted to 157,999, 183,906 and 173,026 for the years ended December 31, 2007, 2006 and 2005 respectively. The net proceeds to us were approximately $0.9 million, $0.9 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2005, compensation expense was not recorded on the distribution of these shares in accordance with APB No. 25. The weighted average fair value of all of the stock issued under the ESPP was estimated on the purchase date using the Black-Scholes model with the following assumptions: (i) discount rate equal to the six year bond rate on the stock purchase date; (ii) expected dividend yields of 0%; (iii) expected lives of six months; and (iv) expected volatility of 45%. Had compensation expense been recorded for the stock issued for the ESPP under SFAS No. 148, the compensation costs would have been approximately $0.3 million for the year ended December 31, 2005.

9.	INCOME TAXES

Income tax expense relates to minimum state and local taxes and capital taxes paid in certain jurisdictions, as well as an increase in the valuation allowance against certain deferred tax assets. For the year ended December 31, 2007, total income tax expense differed from the tax benefit at the U.S. statutory rate primarily due to the increase in the valuation allowance against certain deferred tax assets. The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

	2007	2006	2005

Tax (benefit) provision at the United States statutory rate	$(13,353)	$(22,808)	$(8,738)
State taxes, net of federal tax benefit	8,549	9,124	9,836
Valuation allowance	61,552	72,450	195,667
Permanent items and other	818	968	497

Total income tax expense	$57,566	$59,734	$197,262

For the year ended December 31, 2007, total income tax expense differed from the tax benefit at the U.S. statutory rate primarily due to an increase in the valuation allowance against certain deferred tax assets (see below). State tax expense primarily represents the change in the state valuation allowance.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the year ended December 31, 2007, we have again determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $57.6 million, $59.7 million and $197.3 million was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.

Our net deferred tax liability consists of the following (dollars in thousands):

	2007	2006

Current deferred tax assets:
Accrued liabilities	$6,884	$6,383
Allowance for doubtful accounts	790	848

Total current deferred tax assets	7,674	7,231
Less: Valuation allowance	(5,250)	(4,764)

Current deferred tax assets, net	$2,424	$2,467

Long-term deferred tax assets:
Net operating losses	$897,921	$812,970
Capital loss	10,300	9,997
Other assets	6,382	7,310
Valuation allowance	(625,757)	(547,023)

Long-term deferred tax assets, net	$288,846	$283,254
Long-term deferred tax liabilities:
Investment in cable television systems:
Tangible fixed assets and definite-lived intangible assets	$291,270	$285,720
Indefinite-lived intangible assets	314,178	256,834

Long-term deferred tax liabilities	$605,448	$542,554

Long-term deferred tax liabilities, net	$316,602	$259,300

As of December 31, 2007 and 2006, we had deferred tax assets of $922.3 million and $837.5 million, respectively, with valuation allowances of $631.0 million and $551.8 million, respectively. Most of the deferred tax assets relate to pre-tax net operating loss carryforwards for federal and state purposes. These federal net operating loss carryforwards had a balance of approximately $2.2 billion and $2.0 billion as of December 31, 2007 and 2006, respectively, and if not utilized will expire in the years 2020 through 2027. These state net operating loss carryforwards had a balance of approximately $2.0 billion and $1.8 billion as of December 31, 2007 and 2006, respectively, and if not utilized will expire in the years 2008 through 2027.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2007, 2006, and 2005, based on our assessment of the facts and circumstances, we concluded that an additional portion of our deferred tax assets from net operating loss carryfowards would not be realized under the more-likely-than-not standard of SFAS No. 109. As a result, we increased our valuation allowance against deferred tax assets by $57.3 million, $59.5 million, and $197.3 million in these years, respectively, and recognized a corresponding non-cash charge to income tax expense in each year. These amounts related to the portion of deferred tax liabilities based upon the book vs. tax basis difference of our indefinite-lived intangible assets. Our assessment of the facts and circumstances took into account our history of losses, the reduced likelihood of future taxable income and the limited availability of prudent tax planning strategies.

We expect to continue to increase our valuation allowance for any increase in the deferred tax liabilities relating to certain goodwill and indefinite-lived intangible assets. We will adjust our valuation allowance if we assess that there is sufficient change in our ability to recover our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on our future earnings. In the event of a change in control, our net operating losses would be subject to Internal Revenue Code Section 382 limitations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007, however the adoption did not have a material effect on us, and resulted in no adjustment to retained earnings as of January 1, 2007. We have no unrecognized tax benefits as of the adoption date and as of December 31, 2007. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.

We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2004, 2005, and 2006 U.S. federal tax years and various state and local years from 2003 through 2006 remain subject to income tax examinations by tax authorities.

We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years December 31, 2007, 2006 and 2005, respectively, no interest and penalties were accrued.

10.	RELATED PARTY TRANSACTIONS

Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1% direct ownership interest in Mediacom California LLC, which in turn holds a 1% interest in Mediacom Arizona LLC. Revenues related to these ownership interests represent less than 1% of our total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.

One of our directors is a partner of a law firm that performs various legal services for us. For the years ended December 31, 2007, 2006 and 2005, we paid this law firm approximately $1.2 million, $0.6 million and $0.9 million, respectively, for services performed.

11.	EMPLOYEE BENEFIT PLANS

Substantially all of our employees are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15%

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as we determine annually. We presently match 50% on the first 6% of employee contributions. Our contributions under the Plan totaled approximately $2.4 million, $2.1 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Lease and Rental Agreements

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of approximately $6.3 million, $5.7 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2008	$5,138
2009	4,540
2010	3.321
2011	2,560
2012	1,755
Thereafter	5,222

Total	$22,536

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $9.8 million, $10.4 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Letters of Credit

As of December 31, 2007, approximately $32.0 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was immaterial.

Legal Proceedings

Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom, LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that Mediacom LLC placed cable in unauthorized locations and, therefore, was required but failed to obtain permission from the landowners to place the cable. The lawsuit had not made a claim for specified damages in the original complaint. An order declaring that this action is appropriate for class relief was entered in April 2006. Mediacom LLC’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri in October 2006. Mediacom LLC continues to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their expert, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase this estimate to approximately $26.0 million. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to approximately $1.2 million, depending on the court’s determination of the proper measure of damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 2008 has been set for the claim by the class representative.

We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

13.	HURRICANE LOSSES IN 2005

In July and August 2005, as a result of Hurricanes Dennis and Katrina, our cable systems in areas of Alabama, Florida, and Mississippi experienced, to varying degrees, damage to their cable plant and other property and equipment, service interruption and loss of customers. We estimate that the hurricanes initially caused losses of approximately 9,000 basic subscribers, 2,000 digital customers and 1,000 data customers. As of December 31, 2007, we have not recovered a significant number of these subscribers.

We are insured against certain hurricane related losses, principally damage to our facilities, subject to varying deductible amounts. We cannot estimate at this time the amounts that will be ultimately recoverable under our insurance policies.

14.	SALE OF ASSETS, INVESTMENTS AND CABLE SYSTEMS, NET

We recorded a net gain on sale of investments amounting to $2.6 million for the year ended December 31, 2005, due to the sale of our investment in American Independence Corporation common stock. We recorded a net gain on sale of assets, amounting to $11.1 million, for the year ended December 31, 2007, due to the sale of certain cable systems in Iowa and South Dakota.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SELECTED QUARTERLY FINANCIAL DATA (all amounts in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

2007
Revenues	$307,876	$324,734	$328,252	$332,513
Operating income	52,327	60,961	55,439	53,602
Net loss	(16,880)	(6,644)	(34,733)	(36,872)
Basic and diluted net loss per share	$(0.15)	$(0.06)	$(0.32)	$(0.35)
Basic and diluted weighted average common shares outstanding	109,890	109,758	108,013	103,649
2006
Revenues	$289,348	$302,421	$305,556	$313,075
Operating income	52,696	59,850	55,963	55,111
Net (loss) income	(37,208)	5,725	(89,827)	(3,612)
Basic and diluted net (loss) income per share	$(0.33)	$0.05	$(0.82)	$(0.03)
Basic and diluted weighted average common shares outstanding	113,529	110,922	109,689	109,798
2005
Revenues	$266,244	$277,332	$274,959	$280,287
Operating income	45,049	51,766	45,161	42,710
Net loss	(841)	(5,989)	(2,731)	(212,667)
Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.02)	$(1.82)
Basic and diluted weighted average common shares outstanding	117,861	117,488	116,864	116,580

(1)	Effective January 1, 2006, we adopted SFAS No. 123(R) (see Note 8).

Schedule II

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	Beginning of	Costs	Other	Costs	Other	Balance at
	Period	and Expenses	Accounts	and Expenses	Accounts	end of Period
	(All dollar amounts in thousands)

December 31, 2005
Allowance for doubtful accounts:
Current receivables	$3,659	$1,622	$—	$1,831	$372	$3,078
Valuation allowance:
Deferred tax assets	$222,772	$206,708	$—	$—	$—	$429,480
December 31, 2006
Allowance for doubtful accounts:
Current receivables	$3,078	$4,148	$—	$5,053	$—	$2,173
Valuation allowance:
Deferred tax assets	$429,480	$122,307	$—	$—	$—	$551,787
December 31, 2007
Allowance for doubtful accounts:
Current receivables	$2,173	$5,416	$—	$5,482	$—	$2,107
Valuation allowance:
Deferred tax assets	$551,787	$79,220	$—	$—	$—	$631,007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on the financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2007, our company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by Item 10 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report and in our proxy statement relating to the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by this reference.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

3.1		Restated Certificate of Incorporation of Mediacom Communications Corporation(1)
3.2		Amended and Restated By-laws of Mediacom Communications Corporation(2)
4.1		Form of certificate evidencing share of Class A common stock(1)
4.2		Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation(3)
4.3		Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation(4)
4.4		Indenture relating to 8 1/2% senior notes due 2015 of Mediacom Broadband LLC and Mediacom Broadband Corporation(5)
10	.1(a)	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(6)
10	.1(b)	Amendment No. 1, dated as of May 5, 2006, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10	.1(c)	Amendment No. 2, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank as administrative agent for the lenders(8)
10	.1(d)	Amendment No. 3, dated as of June 11, 2007, to the Credit Agreement, dated of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(8)
10	.2(a)	Amendment and Restatement, dated December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(9)
10	.2(b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JP Morgan Chase Bank, as administrative agent for the lenders(10)
10	.2(c)	Amendment No. 2, dated as of May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)

Exhibit
Number		Exhibit Description

10	.1(d)	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(8)
10	.1(e)	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dates as of December 16,2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(8)
10.3		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(7)
10.4		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank. N.A., as administrative agent(7)
10	.5*	Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc.(1)
10.6		Fifth Amended and Restated Operating Agreement of Mediacom LLC(11)
10.7		Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(12)
10	.8*	Compensation Agreement of Rocco Commisso(13)
10.9		2001 Employee Stock Purchase Plan(14)
10	.10(a)*	2003 Incentive Plan(15)
10	.10(b)*	Form of Option Agreement(16)
10	.10(c)*	Form of Restricted Stock Unit Award Agreement(16)
12.1		Schedule of Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of Mediacom Communications Corporation
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Rule 13a-14(a) Certifications
32.1		Section 1350 Certifications

(c)	Financial Statement Schedule

The financial statement schedule — Schedule II — Valuation and Qualifying Accounts — is part of this Form 10-K and is on page 83.

*	Compensatory Plan

(1)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K, dated December 21, 2007, of Mediacom Communications Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2007 of Mediacom Communications Corporation and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 of Mediacom Communications Corporation and incorporated herein by reference.

(11)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

(12)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(14)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

(15)	Filed as Exhibit A to the definitive Proxy Statement of Mediacom Communications Corporation filed with the SEC on April 30, 2003 and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Communications Corporation

March 14, 2008

By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chairman and Chief Executive Officer (principal executive officer)	March 14, 2008

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 14, 2008

/s/ William S. Morris III William S. Morris III	Director	March 14, 2008

/s/ Craig S. Mitchell Craig S. Mitchell	Director	March 14, 2008

/s/ Thomas V. Reifenheiser Thomas V. Reifenheiser	Director	March 14, 2008

/s/ Natale S. Ricciardi Natale S. Ricciardi	Director	March 14, 2008

/s/ Robert L. Winikoff Robert L. Winikoff	Director	March 14, 2008