Form 10-Q
period 2008-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2008-05-09
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
☑ Yes     ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
As of April 30, 2008, there were 68,052,023 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; increasing programming costs; changes in laws and regulations; our ability to generate sufficient cash flow to meet our debt service obligations and access capital to maintain our financial flexibility; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$21,890	$19,388
Accounts receivable, net of allowance for doubtful accounts of $1,574 and $2,107	74,795	82,096
Prepaid expenses and other current assets	19,750	20,692
Deferred tax assets	2,338	2,424

Total current assets	118,773	124,600
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,678,263 and $1,624,811	1,441,199	1,436,427
Franchise rights	1,798,188	1,798,188
Goodwill	220,645	220,646
Subscriber lists and other intangible assets, net of accumulated amortization of $161,880, and $161,248	9,900	10,532

Total investment in cable television systems	3,469,932	3,465,793
Other assets, net of accumulated amortization of $21,814 and $27,172	23,627	24,817

Total assets	$3,612,332	$3,615,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$262,141	$247,485
Deferred revenue	52,904	51,015
Current portion of long-term debt	101,125	94,533

Total current liabilities	416,170	393,033

Long-term debt, less current portion	3,129,250	3,120,500
Deferred tax liabilities	331,083	316,602
Other non-current liabilities	31,611	38,164

Total liabilities	3,908,114	3,868,299
Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 94,610,560 shares issued and 69,512,857 shares outstanding as of March 31, 2008 and 94,293,185 shares issued and 72,011,963 shares outstanding as of December 31, 2007	943	943
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	998,717	997,404
Accumulated deficit	(1,151,877)	(1,121,242)
Treasury stock, at cost, 25,097,703 and 22,281,222 shares of Class A common stock	(143,835)	(130,464)

Total stockholders’ deficit	(295,782)	(253,089)

Total liabilities and stockholders’ deficit	$3,612,332	$3,615,210

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$339,679	$307,876

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	140,544	132,392
Selling, general and administrative expenses	66,942	62,565
Corporate expenses	7,733	6,791
Depreciation and amortization	59,844	53,801

Operating income	64,616	52,327

Interest expense, net	(54,589)	(58,990)
Loss on derivatives, net	(24,074)	(4,395)
(Loss) gain on sale of cable systems, net	(170)	10,781
Other expense, net	(1,849)	(2,708)

Loss before income taxes	(16,066)	(2,985)
Provision for income taxes	(14,569)	(13,895)

Net loss	$(30,635)	$(16,880)

Basic and diluted weighted average shares outstanding	97,645	109,890
Basic and diluted loss per share	$(0.31)	$(0.15)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(30,635)	$(16,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,844	53,801
Loss on derivatives, net	24,074	4,395
Loss (gain) on sale of cable systems, net	170	(10,781)
Amortization of deferred financing costs	1,190	1,398
Share-based compensation	1,312	1,321
Deferred income taxes	14,568	13,838
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,131	8,222
Prepaid expenses and other assets	947	(1,613)
Accounts payable, accrued expenses and other current liabilities	(28,172)	(14,914)
Deferred revenue	1,889	1,284
Other non-current liabilities	(814)	(910)

Net cash flows provided by operating activities	$51,504	$39,161

INVESTING ACTIVITIES:
Capital expenditures	(63,990)	(49,857)
Acquisition of cable system	—	(7,274)
Proceeds from sales of cable systems	—	22,948

Net cash flows used in investing activities	$(63,990)	$(34,183)

FINANCING ACTIVITIES:
New borrowings	91,000	52,000
Repayment of debt	(75,657)	(62,203)
Net settlement of restricted stock units	(433)	(326)
Repurchases of Class A common stock	(12,938)	—
Other financing activities — book overdrafts	13,016	(7,019)

Net cash flows provided by (used in) financing activities	$14,988	$(17,548)

Net increase (decrease) in cash	2,502	(12,570)
CASH, beginning of period	19,388	36,385

CASH, end of period	$21,890	$23,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$57,984	$65,047

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries,“we,” “our” or “us”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). We own and operate cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008. Effective January 1, 2008, we adopted SFAS No. 157,“Fair Value Measurements.” See Note 2.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are evaluating the impact of our nonfinancial assets and liabilities which include goodwill and other intangible assets. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on our consolidated financial statements.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of March 31, 2008, our interest rate swap liabilities, net, were valued at $49.9 million using Level 2 inputs.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option of SFAS No. 159.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not completed our evaluation of SFAS No. 161 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
3. LOSS PER SHARE
We calculate earnings or loss per share in accordance with SFAS No. 128, “Earnings per Share” by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. Diluted EPS excludes the impact of potential shares of common stock related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.
For the three months ended March 31, 2008 and 2007, we generated net losses and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three months ended March 31, 2008 excludes approximately 2.1 million potential shares of common stock related to our share-based compensation plans. Diluted loss per share for the three months ended March 31, 2007 excludes approximately 2.1 million potential shares of common stock related to our share-based compensation plan.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Cable systems, equipment and subscriber devices	$2,941,799	$2,889,287
Vehicles	71,292	68,998
Furniture, fixtures and office equipment	57,037	53,814
Buildings and leasehold improvements	42,087	41,893
Land and land improvements	7,247	7,246

	3,119,462	3,061,238
Accumulated depreciation	(1,678,263)	(1,624,811)

Property, plant and equipment, net	$1,441,199	$1,436,427

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Accrued programming costs	$43,866	$43,596
Accrued interest	36,149	39,588
Book overdrafts(1)	29,987	16,971
Liability under interest rate exchange agreements	29,812	—
Accrued payroll and benefits	27,419	25,165
Accrued taxes and fees	20,695	27,678
Accrued service costs	16,900	18,114
Accrued property, plant and equipment	14,436	11,421
Subscriber advance payments	12,505	11,750
Accrued telecommunications costs	6,664	15,687
Accounts payable	4,561	18,611
Other accrued expenses	19,147	18,904

Accounts payable, accrued expenses and other current liabilities	$262,141	$247,485

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Bank credit facilities	$2,105,375	$2,090,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	—	33

	3,230,375	3,215,033
Less: Current portion	101,125	94,533

Total long-term debt	$3,129,250	$3,120,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of March 31, 2008 and 2007 were 4.5% and 7.1%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2008, we had unused credit commitments of approximately $602.3 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through March 31, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
As of March 31, 2008, approximately $23.9 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of March 31, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $1.1 billion was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 69% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended March 31, 2008. Our interest rate exchange agreements are scheduled to expire in the amounts of $800.0 million, $200.0 million and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively.

The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of March 31, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets a net accumulated liability for derivatives of $49.9 million and $25.8 million, respectively. As a result of the mark-to-market valuations on these interest rate exchange agreements, we recorded a loss on derivatives of $24.1 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively.
7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
In November 2007, the Board of Directors authorized an additional $50.0 million Class A common stock repurchase program. During the three months ended March 31, 2008, we repurchased approximately 2.8 million shares of our Class A common stock for an aggregate cost of $12.9 million, at an average price of $4.62 per share. As of March 31, 2008, approximately $7.1 million remained available under the Class A common stock repurchase program. See Note 11.
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$445	$618
Employee stock purchase plan	73	69
Restricted stock units	794	634

Total share-based compensation expense	$1,312	$1,321

During the three months ended March 31, 2008, approximately 631,000 restricted stock units and 676,000 stock options were granted under our compensation programs. Each of the restricted stock units and stock options are convertible and exercisable, respectively, into a share of our Class A common stock. The weighted average fair values associated with these grants were $4.70 per restricted stock unit and $4.34 per stock option. During the three months ended March 31, 2008, no stock options were exercised and approximately 318,000 restricted stock units were vested.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 77,000 for the three months ended March 31, 2007. The net proceeds to us were approximately $0.5 million for each of the three months ended March 31, 2008 and 2007. Contributions for the period ended March 31, 2008 were used to purchase approximately 134,000 shares by employees in April 2008.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. Pursuant to various agreements with the relevant state, county or other local authorities and with utility companies, Mediacom LLC placed interconnect fiber optic cable within state and county highway rights-of-way and on utility poles in areas of Missouri not presently encompassed by a cable franchise. The lawsuit alleges that Mediacom LLC placed cable in unauthorized locations and, therefore, was required but failed to obtain permission from the landowners to place the cable. The lawsuit had not made a claim for specified damages in the original complaint. An order declaring that this action is appropriate for class relief was entered in April 2006. Mediacom LLC’s petition for an interlocutory appeal or in the alternative a writ of mandamus was denied by order of the Supreme Court of Missouri in October 2006. Mediacom LLC continues to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their expert, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase this estimate to approximately $26.0 million. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to approximately $1.2 million, depending on the court’s determination of the proper measure of damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 3, 2008 has been set for the claim by the class representatives, Gary and Janice Ogg.
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the three months ended March 31, 2008, we have again determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $14.6 million and $13.9 million was recorded for the three months ended March 31, 2008 and 2007, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
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
On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007, however the adoption did not have a material effect on us, and resulted in no adjustment to retained earnings as of January 1, 2007. We have no unrecognized tax benefits as of the adoption date and as of March 31, 2008. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2004, 2005 and 2006 U.S. federal tax years and various state and local tax years from 2003 through 2006 remain subject to income tax examinations by tax authorities.

We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2008, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of our total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the three months ended March 31, 2008, no payments were made to this law firm for services performed.
11. SUBSEQUENT EVENT
During April 2008, we repurchased an additional 1.5 million shares of Class A common stock pursuant to our stock repurchase program with substantially all of the remaining funds available in our program. On May 5, 2008, our Board of Directors authorized a new $50.0 million stock repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three months ended March 31, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007.
Overview
Mediacom Communications Corporation is the nation’s eighth largest cable television company based on the number of basic video subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to almost 90% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of March 31, 2008, our cable systems passed an estimated 2.84 million homes and served 1.33 million basic subscribers in 23 states. We provide digital video services to 584,000 customers, representing a digital penetration of 44.0% of our basic subscribers; HSD service to 688,000 customers, representing a HSD penetration of 24.3% of our estimated homes passed; and phone service to 204,000 customers, representing a penetration of 8.0% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of March 31, 2008, we served 2.80 million RGUs, an increase of 7.2% over the end of the prior year period.
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
On September 28, 2006, Sinclair exercised its right to deliver notice to us to terminate retransmission of all of its stations effective December 1, 2006, but subsequently agreed to extend our right to carriage of its signals until January 5, 2007. We and Sinclair were unable to reach agreement, and on January 5, 2007, Sinclair directed us to discontinue carriage of its stations. On February 2, 2007, we and Sinclair reached a multi-year agreement and Sinclair stations were immediately restored on the affected cable systems. As a result of this retransmission consent dispute, we experienced higher levels of basic subscriber losses and operating expenses in the fourth quarter of 2006 and the first quarter of 2007.
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

Actual Results of Operations
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
The following tables set forth the unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change

Revenues	$339,679	$307,876	$31,803	10.3%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	140,544	132,392	8,152	6.2%
Selling, general and administrative expenses	66,942	62,565	4,377	7.0%
Corporate expenses	7,733	6,791	942	13.9%
Depreciation and amortization	59,844	53,801	6,043	11.2%

Operating income	64,616	52,327	12,289	23.5%

Interest expense, net	(54,589)	(58,990)	4,401	(7.5%)
Loss on derivatives, net	(24,074)	(4,395)	(19,679)	NM
(Loss) gain on sale of cable systems	(170)	10,781	(10,951)	NM
Other expense, net	(1,849)	(2,708)	859	(31.7%)

Income before income taxes	(16,066)	(2,985)	(13,081)	NM
Provision for income taxes	(14,569)	(13,895)	(674)	4.9%

Net loss	$(30,635)	$(16,880)	$(13,755)	NM

Adjusted OIBDA	$125,772	$107,449	$18,323	17.1%

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$125,772	$107,449	$18,323	17.1%
Non-cash, share-based compensation	(1,312)	(1,321)	9	NM
Depreciation and amortization	(59,844)	(53,801)	(6,043)	11.2%

Operating income	$64,616	$52,327	$12,289	23.5%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Video	$228,506	$215,628	$12,878	6.0%
HSD	76,903	65,548	11,355	17.3%
Phone	19,546	11,546	8,000	69.3%
Advertising	14,724	15,154	(430)	(2.8%)

Total Revenues	$339,679	$307,876	$31,803	10.3%

	Three Months Ended
	March 31,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	1,326,000	1,362,000	(36,000)	(2.6%)
Digital customers	584,000	530,000	54,000	10.2%
HSD customers	688,000	600,000	88,000	14.7%
Phone customers	204,000	123,000	81,000	65.9%

RGUs (1)	2,802,000	2,615,000	187,000	7.2%

Average total monthly revenue per RGU (2)	$40.98	$39.43	$1.55	3.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents average monthly revenues for the quarter divided by average RGUs for such period.
Revenues rose 10.3%, largely attributable to an increase in video revenues, growth in our HSD and phone customers and a favorable comparison to the prior year period when results were affected by the Sinclair retransmission consent dispute. RGUs grew 7.2%, and average total monthly revenue per RGU rose 3.9%.
Video revenues primarily represent monthly subscription fees charged to customers for our core cable television products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including commercial establishments, for our HSD products and services and equipment rental fees. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
Video revenues grew 6.0%, largely due to basic video rate increases and customer growth in our digital and other advanced video products and services, including DVRs and HDTV, partially offset by a lower number of basic subscribers. During the three months ended March 31, 2008, we gained 2,000 basic subscribers, compared to a reduction in 18,000 basic subscribers for the same period last year, which includes a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute, and the sale during the period of cable systems serving on a net basis 3,000 basic subscribers. Digital customers grew by 27,000 during the three months ended March 31, 2008, as compared to an increase of 2,000 in the prior year period. As of March 31, 2008, 31.0% of digital customers received DVR and/or HDTV services, as compared to 22.6% at the end of the prior year period.
HSD revenues rose 17.3%, primarily due to a 14.7% year-over-year increase in HSD customers. During the three months ended March 31, 2008, HSD customers grew by 30,000, as compared to a gain of 22,000 in the prior year period.
Phone revenues grew 69.3%, mainly due to a 65.9% year-over-year increase in phone customers. During the three months ended March 31, 2008, phone customers grew by 19,000, as compared to a gain of 18,000 in the prior year period. As of March 31, 2008, our phone service, which we refer to as “Mediacom Phone,” was marketed to nearly 90% of our estimated 2.84 million homes passed.

Advertising revenues were lower by 2.8%, largely as a result of an overall reduction in national advertising, offset in part by an increase in both national and local political advertising.
Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 6.2%, primarily due to increases in programming, phone and field operating expenses, offset in part by lower HSD costs. Programming expenses grew by 6.3%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. The cost of our phone service rose 60.1%, mainly due to the growth in phone customers. Field operating expenses grew by 17.6%, primarily due to increased pole rental and vehicle fuel costs, offset in part by non-recurring expenses in the prior year period relating to the retransmission consent dispute noted above. HSD expenses decreased by 22.3% due to a reduction in delivery costs, offset in part by customer growth. Service costs as a percentage of revenues were 41.4% and 43.0% for the three months ended March 31, 2008 and 2007, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 7.0%, principally due to higher marketing costs and, to a lesser extent, billing expenses and employee costs related to customer service, offset in part by a decrease in call center telecommunications charges. Marketing costs grew by 26.5%, primarily due to more frequent direct mailing campaigns, higher levels of marketing personnel and commissions and a greater use of third-party sales support. Billing expenses grew 10.8%, principally due to higher processing fees. Employee costs related to customer service rose 6.9%, principally due to increases in employee salaries, benefits and commissions. Telecommunications costs fell 19.0%, due to more favorable rates and lower call volumes at our call centers. Selling, general and administrative expenses as a percentage of revenues were 19.7% and 20.3% for the three months ended March 31, 2008 and 2007, respectively.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 13.9%, primarily due to an increase in compensation. Corporate expenses as a percentage of revenues were 2.3% and 2.2% for the three months ended March 31, 2008 and 2007, respectively.
Depreciation and amortization rose 11.2%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components.
Adjusted OIBDA
Adjusted OIBDA increased by 17.1%, due to growth in video, HSD and, to a lesser extent, phone revenues, offset in part by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income grew 23.5%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased by 7.5%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.

Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of March 31, 2008, we had interest rate swaps with an aggregate notional amount of $1.1 billion. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and the creditworthiness of the counterparties. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded losses on derivatives amounting to $24.1 million and $4.4 million, based upon information provided by our counterparties, for the three months ended March 31, 2008 and 2007, respectively.
Gain on Sale of Cable Systems
During the three months ended March 31, 2007, we sold a cable system for $22.9 million and recorded a gain on sale of $10.8 million.
Provision for Income Taxes
Provision for income taxes was $14.6 million, as compared to a provision for income taxes of $13.9 million for the three months ended March 31, 2007. These provisions for income taxes for the three months ended March 31, 2008 and 2007 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, we recognized a net loss of $30.6 million for the three months ended March 31, 2008 compared to a net loss of $16.9 million for the prior year period.
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
As of March 31, 2008, our total debt was $3,230.4 million. Of this amount, $101.1 million matures within the year ending March 31, 2009. During the three months ended March 31, 2008, we paid cash interest of $58.0 million, net of capitalized interest. As of March 31, 2008, about 69% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Bank Credit Facilities
Our principal operating subsidiaries maintain in aggregate $2.77 billion in bank credit facilities, of which $2,105.4 million was outstanding as of March 31, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. The average interest rates on outstanding debt under our bank credit facilities as of March 31, 2008 and 2007, were 4.5% and 7.1%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of March 31, 2008, we had unused credit commitments of $602.3 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
As of March 31, 2008, approximately $23.9 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.

Interest Rate Exchange Agreements
As of March 31, 2008, we had entered into interest rate swaps with counterparties to hedge $1.1 billion of floating rate debt at a weighted average fixed rate of 5.0%. These swaps are scheduled to expire in the amounts of $800.0 million, $200.0 and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2008. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.

The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of March 31, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets a net accumulated liability for derivatives of $49.9 million and $25.8 million, respectively, of which $29.8 million and $0 was classified as current liabilities, respectively. The increase in the current portion of the net accumulated liability for derivatives since December 31, 2007 was driven primarily by a decline in expected interest rates.

Senior Notes
We have issued senior notes totaling $1.125 billion as of March 31, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, ranging from 7.0 to 1.0 to 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $51.5 million for the three months ended March 31, 2008, as compared to $39.2 million for the comparable period last year. This change of $12.3 million is primarily due to an $18.3 million increase in Adjusted OIBDA and, to a lesser extent, a $4.4 million decrease in interest expense, offset in part by the net change in our operating assets and liabilities.
During the three months ended March 31, 2008, the net change in our operating assets and liabilities was $19.0 million, principally due to a decrease in accounts payable, accrued expenses and other current liabilities of $28.2 million, offset in part by a decrease in accounts receivable, net, of $7.1 million, an increase in deferred revenue of $1.9 million and a decrease in prepaid expenses and other assets of $0.9 million.
Investing Activities
Net cash flows used in investing activities, which consisted primarily of capital expenditures, were $64.0 million for the three months ended March 31, 2008, as compared to $34.2 million for the prior year period. This change of $29.8 million was due to proceeds received from the sale of cable systems, net of acquisitions, of $15.7 million in the prior year period and a $14.1 million increase in capital expenditures to $64.0 million, primarily due to higher spending on network performance related to customer growth in our HSD and phone services and customer premise equipment and related installation activities.
Financing Activities
Net cash flows provided by financing activities were $15.0 million for the three months ended March 31, 2008, as compared to net cash flows used in financing activities of $17.5 million for the comparable period last year. This change of $32.5 million is principally due to net bank financing of $15.3 million and other financing activities of $13.0 million, which funded repurchases of our Class A common stock totaling $12.9 million in the three months ended March 31, 2008.

Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our annual report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following is a summary of our share repurchases of our Class A common stock during the first quarter of 2008 under our Board-authorized repurchase program:

					Approximate Dollar
			Total Number of		Value of Shares that
	Total Number		Shares Purchased	Total Dollars	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program	the Program
January	1,496,824	$4.89	1,496,824	$7,314,913	$12,685,996
February	—	—	—	—	12,685,996
March	1,306,246	4.31	1,306,246	5,623,586	7,062,410

First Quarter 2008	2,803,070	$4.62	2,803,070	$12,938,499	$7,062,410	(1)

(1)
During April 2008, we repurchased an additional 1.5 million shares of Class A common stock with substantially all of the remaining funds available in our program. On May 5, 2008, our Board of Directors authorized a new $50.0 million Class A common stock repurchase program.

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

MEDIACOM COMMUNICATIONS CORPORATION
May 9, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications