Form 10-Q
period 2008-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2008-08-08
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
☐ Yes ☑ No
As of July 31, 2008, there were 67,612,285 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$41,601	$19,388
Accounts receivable, net of allowance for doubtful accounts of $2,366 and $2,107	80,228	82,096
Prepaid expenses and other current assets	20,885	20,692
Deferred tax assets	2,251	2,424

Total current assets	144,965	124,600
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,732,619 and $1,624,811	1,452,366	1,436,427
Franchise rights	1,798,188	1,798,188
Goodwill	220,646	220,646
Subscriber lists and other intangible assets, net of accumulated amortization of $162,514 and $161,248	9,220	10,532

Total investment in cable television systems	3,480,420	3,465,793
Other assets, net of accumulated amortization of $23,442 and $27,172	33,490	24,817

Total assets	$3,658,875	$3,615,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$275,744	$247,485
Deferred revenue	53,367	51,015
Current portion of debt	111,250	94,533

Total current liabilities	440,361	393,033
Long-term debt	3,137,500	3,120,500
Deferred tax liabilities	345,566	316,602
Other non-current liabilities	18,256	38,164

Total liabilities	3,941,683	3,868,299
Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01par value; 300,000,000 shares authorized; 94,809,904 shares issued and 67,610,693 shares outstanding as of June 30, 2008 and 94,293,185 shares issued and 72,011,963 shares outstanding as of December 31, 2007	944	943
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,000,380	997,404
Accumulated deficit	(1,130,946)	(1,121,242)
Treasury stock, at cost, 27,199,211 and 22,281,222 shares of Class A common stock	(153,456)	(130,464)

Total stockholders’ deficit	(282,808)	(253,089)

Total liabilities and stockholders’ deficit	$3,658,875	$3,615,210

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$349,501	$324,734	$689,179	$632,609
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	145,019	133,975	285,562	266,370
Selling, general and administrative expenses	68,005	65,932	134,946	128,515
Corporate expenses	7,504	6,932	15,238	13,703
Depreciation and amortization	59,641	56,934	119,485	110,735

Operating income	69,332	60,961	133,948	113,286
Interest expense, net	(54,035)	(60,022)	(108,624)	(119,012)
Gain (loss) on derivatives, net	22,187	9,214	(1,886)	4,819
(Loss) gain on sale of cable systems, net	—	—	(170)	10,781
Other expense, net	(1,983)	(2,196)	(3,833)	(4,904)

Income before income taxes	35,501	7,957	19,435	4,970
Provision for income taxes	(14,569)	(14,601)	(29,139)	(28,495)

Net income (loss)	$20,932	$(6,644)	$(9,704)	$(23,525)

Basic — Weighted average shares outstanding	95,137	109,758	96,391	109,824
Basic — Earnings (loss) per share	$0.22	$(0.06)	$(0.10)	$(0.21)
Diluted — Weighted average shares outstanding	97,257	109,758	96,391	109,824
Diluted — Earnings (loss) per share	$0.22	$(0.06)	$(0.10)	$(0.21)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(9,704)	$(23,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	119,485	110,735
Loss (gain) on derivatives, net	1,886	(4,819)
Loss (gain) on sale of cable systems, net	170	(10,781)
Amortization of deferred financing costs	2,638	2,521
Share-based compensation	2,486	2,687
Deferred income taxes	29,139	28,383
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,698	(364)
Prepaid expenses and other assets	535	(1,265)
Accounts payable and accrued expenses	(15,757)	(30,781)
Deferred revenue	2,352	4,209
Other non-current liabilities	(1,627)	(1,818)

Net cash flows provided by operating activities	$133,301	$75,182

INVESTING ACTIVITIES:
Capital expenditures	(134,731)	(111,776)
Acquisition of cable system	—	(7,274)
Proceeds from sales of cable systems	—	22,948

Net cash flows used in investing activities	$(134,731)	$(96,102)

FINANCING ACTIVITIES:
New borrowings	566,000	140,166
Repayment of debt	(532,282)	(146,335)
Repurchases of Class A common stock	(22,389)	(4,331)
Proceeds from issuance of common stock in employee stock purchase plan	490	460
Financing costs	(11,426)	—
Other financing activities — book overdrafts	23,250	9,272

Net cash flows provided by (used in) financing activities	$23,643	$(768)

Net increase (decrease) in cash	22,213	(21,688)
CASH, beginning of period	19,388	36,385

CASH, end of period	$41,601	$14,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$107,177	$123,049

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, “we,” “our” or “us”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). We own and operate cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008. Effective January 1, 2008, we adopted SFAS No. 157,“Fair Value Measurements.” See Note 2.
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
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of June 30, 2008, our interest rate swap liabilities, net, were valued at $27.7 million using Level 2 inputs.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not completed our evaluation of SFAS No. 161 to determine the impact that adoption will have on our consolidated financial condition or results of operations.
3. EARNINGS (LOSS) PER SHARE
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
For the three months ended June 30, 2007 and for the six months ended June 30, 2008 and 2007, we generated net losses and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three months ended June 30, 2007 and for the six months ended June 30, 2008 and 2007 excludes approximately 2.3 million, 2.1 million and 2.3 million potential shares of common stock related to our share-based compensation plans, respectively. For the three months ended June 30, 2008, we generated net income. Accordingly, diluted earnings per share includes approximately 2.1 million potential shares of common stock related to our share-based compensation plans.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Cable systems, equipment and subscriber devices	$3,006,288	$2,889,287
Vehicles	70,844	68,998
Furniture, fixtures and office equipment	57,796	53,814
Buildings and leasehold improvements	42,500	41,893
Land and land improvements	7,557	7,246

	3,184,985	3,061,238
Accumulated depreciation	(1,732,619)	(1,624,811)

Property, plant and equipment, net	$1,452,366	$1,436,427

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Book overdrafts(1)	$40,821	$16,971
Accrued programming costs	40,777	43,596
Accrued interest	40,724	39,588
Accrued payroll and benefits	26,919	25,165
Accrued taxes and fees	26,002	27,678
Liability under interest rate exchange agreements	20,166	—
Accrued property, plant and equipment	17,896	11,421
Accrued service costs	17,856	18,114
Subscriber advance payments	15,725	11,750
Accrued telecommunications costs	7,599	15,687
Accounts payable	6,260	18,611
Other accrued expenses	14,999	18,904

Accounts payable, accrued expenses and other current liabilities	$275,744	$247,485

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007
Bank credit facilities	$2,123,750	$2,090,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	—	33

	3,248,750	3,215,033
Less: Current portion	111,250	94,533

Total long-term debt	$3,137,500	$3,120,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of June 30, 2008 and 2007 were 4.6% and 7.0%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2008, we had unused credit commitments of approximately $902.7 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. For all periods through June 30, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.
As of June 30, 2008, approximately $19.3 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
On May 29, 2008, the operating subsidiaries of Mediacom Broadband entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under their existing credit facility (the “Broadband credit facility”) in the principal amount of $350.0 million. On May 29, 2008, the full amount of the $350.0 million new term loan was borrowed by the operating subsidiaries of Mediacom Broadband. Approximately $335.0 million of the proceeds from the new term loan were used to repay the outstanding balance of the revolving credit portion of the Broadband credit facility, without any reduction in the revolving credit commitments. The balance of the proceeds from the new term loan were used for general corporate purposes.
Borrowings under the new term loan bear interest at a floating rate or rates equal to LIBOR or the prime rate, plus a margin of 3.50% for LIBOR loans and a margin of 2.50% for prime rate loans. For the first four years of the new term loan, LIBOR and the prime rate applicable to the new term loan are subject to a minimum of 3.00% in the case of LIBOR and a minimum of 4.00% in the case of the prime rate. The new term loan matures on January 3, 2016. The obligations of the operating subsidiaries under the new term loan are governed by the terms of the Broadband credit facility.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of June 30, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $1.1 billion was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 68.5% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended June 30, 2008 and 2007, respectively. Our interest rate exchange agreements are scheduled to expire in the amounts of $800.0 million, $200.0 million and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively.

The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of June 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $27.7 million and $25.8 million, respectively. We recorded in our consolidated statements of operations a net gain on derivatives of $22.2 million and $9.2 million for the three months ended June 30, 2008 and 2007, respectively. We recorded a net loss on derivatives of $1.9 million and a net gain on derivatives of $4.8 million for the six months ended June 30, 2008 and 2007, respectively.
7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
In May 2008, the Board of Directors authorized an additional $50.0 million Class A common stock repurchase program. During the three months ended June 30, 2008, we repurchased approximately 2.0 million shares of our Class A common stock for an aggregate cost of $9.5 million, at an average price of $4.76 per share. As of June 30, 2008, approximately $47.6 million remained available under the Class A common stock repurchase program.
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$381	$475
Employee stock purchase plan	72	69
Restricted stock units	718	822

Total share-based compensation expense	$1,171	$1,366

During the three months ended June 30, 2008, there were no restricted stock units or stock options granted under our compensation programs. Each of the restricted stock units and stock options in our stock compensation programs are exchangeable and exercisable, respectively, into a share of our Class A common stock. During the three months ended June 30, 2008, approximately 65,000 restricted stock units were vested and no stock options were exercised.

	Six Months Ended June 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$825	$1,094
Employee stock purchase plan	145	138
Restricted stock units	1,516	1,455

Total share-based compensation expense	$2,486	$2,687

During the six months ended June 30, 2008, approximately 631,000 restricted stock units were granted with a weighted average fair value of $4.70 per restricted stock unit. For the same period, stock options to purchase approximately 676,000 shares of Class A common stock were granted with a weighted average exercise price of $4.34 and a weighted average fair value of $2.14 per stock option. During the six months ended June 30, 2008, approximately 383,000 restricted stock units were vested and no stock options were exercised.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 134,000 for the three and six months ended June 30, 2008. Shares purchased by employees under our plan amounted to approximately 77,000 for the three and six months ended June 30, 2007. The net proceeds to us were approximately $0.3 million for each of the three months ended June 30, 2008 and 2007 and $0.5 million for each of the six months ended June 30, 2008 and 2007.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. The lawsuit alleges that Mediacom LLC, in areas where there was no cable franchise, failed to obtain permission from landowners to place its fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. An order declaring that this action is appropriate for class relief was entered in April 2006. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claimed compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. The plaintiffs have recently proposed an alternative damage theory of $40.0 million in compensatory damages. On July 23, 2008, Mediacom LLC filed a motion to strike the expert testimony presented by plaintiffs in its first damage theory and another motion to preclude plaintiffs’ presentation of the second alternative damage theory. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate does not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 3, 2008 has been set for the claim by the class representatives, Gary and Janice Ogg. Mediacom LLC continues to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the three months ended June 30, 2008, we have again determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $14.6 million was recorded for each of the three months ended June 30, 2008 and 2007, respectively. A tax provision of $29.1 million and $28.5 million was recorded for the six months ended June 30, 2008 and 2007, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
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

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007, however the adoption did not have a material effect on us, and resulted in no adjustment to retained earnings as of January 1, 2007. We have no unrecognized tax benefits as of the adoption date and as of June 30, 2008. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2004, 2005 and 2006 U.S. federal tax years and various state and local tax years from 2003 through 2006 remain subject to income tax examinations by tax authorities.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three months ended June 30, 2008, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of our total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the three months ended June 30, 2008, approximately $0.1 million was paid to this law firm for services performed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007.
Overview
Mediacom Communications Corporation is the nation’s eighth largest cable television company based on the number of basic video subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to 91% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of June 30, 2008, our cable systems passed an estimated 2.84 million homes and served 1.32 million basic subscribers in 22 states. We provide digital video services to 599,000 customers, representing a digital penetration of 45.3% of our basic subscribers; HSD service to 702,000 customers, representing a HSD penetration of 24.7% of our estimated homes passed; and phone service to 222,000 customers, representing a penetration of 8.6% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of June 30, 2008, we served 2.84 million RGUs, an increase of 8.0% over the end of the prior year period.
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
Actual Results of Operations
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the three months ended June 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change

Revenues	$349,501	$324,734	$24,767	7.6%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	145,019	133,975	11,044	8.2%
Selling, general and administrative expenses	68,005	65,932	2,073	3.1%
Corporate expenses	7,504	6,932	572	8.3%
Depreciation and amortization	59,641	56,934	2,707	4.8%

Operating income	69,332	60,961	8,371	13.7%

Interest expense, net	(54,035)	(60,022)	5,987	(10.0%)
Gain on derivatives, net	22,187	9,214	12,973	NM
Other expense, net	(1,983)	(2,196)	213	(9.7%)

Income before income taxes	35,501	7,957	27,544	NM
Provision for income taxes	(14,569)	(14,601)	32	(0.2%)

Net income (loss)	$20,932	$(6,644)	$27,576	NM

Adjusted OIBDA	$130,144	$119,261	$10,883	9.1%

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$130,144	$119,261	$10,883	9.1%
Non-cash, share-based compensation	(1,171)	(1,366)	195	(14.3%)
Depreciation and amortization	(59,641)	(56,934)	(2,707)	4.8%

Operating income	$69,332	$60,961	$8,371	13.7%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Three Months Ended
	June 30,
	2008	2007	$ Change	% Change
Video	$231,144	$226,029	$5,115	2.3%
HSD	80,113	69,405	10,708	15.4%
Phone	22,194	13,281	8,913	67.1%
Advertising	16,050	16,019	31	0.2%

Total Revenues	$349,501	$324,734	$24,767	7.6%

	June 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	1,321,000	1,344,000	(23,000)	(1.7%)
Digital customers	599,000	532,000	67,000	12.6%
HSD customers	702,000	613,000	89,000	14.5%
Phone customers	222,000	144,000	78,000	54.2%

RGUs (1)	2,844,000	2,633,000	211,000	8.0%

Average total monthly revenue per RGU (2)	$41.27	$41.25	$0.02	0.0%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents average monthly revenues for the quarter divided by average RGUs for such period.
Revenues rose 7.6%, largely attributable to growth in our HSD and phone customers and an increase in video revenues. RGUs grew 8.0%, and average total monthly revenue per RGU was flat year-over-year.
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
Video revenues grew 2.3%, largely due to basic video rate increases and customer growth in our advanced video products and services, partially offset by a lower number of basic subscribers. During the three months ended June 30, 2008, we lost 5,000 basic subscribers, compared to a loss of 18,000 basic subscribers for the same period last year. Digital customers grew by 15,000 during the three months ended June 30, 2008, as compared to an increase of 2,000 in the prior year period. As of June 30, 2008, 32.2% of digital customers were taking our DVR and/or HDTV services, as compared to 26.5% at the end of the prior year period.
HSD revenues rose 15.4%, primarily due to a 14.5% year-over-year increase in HSD customers. During the three months ended June 30, 2008, HSD customers grew by 14,000, as compared to a gain of 13,000 in the prior year period.
Phone revenues grew 67.1%, mainly due to a 54.2% year-over-year increase in phone customers. During the three months ended June 30, 2008, phone customers grew by 18,000, as compared to a gain of 21,000 in the prior year period. As of June 30, 2008, our phone service was marketed to 91% of our estimated 2.84 million homes passed.
Advertising revenues were essentially flat year-over-year, largely as a result of an increase in local advertising, offset by a decrease in national advertising.

Costs and Expenses
Significant service costs include: programming expenses; employee expenses related to wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. Video programming costs, which are generally paid on a per subscriber basis, represent our largest single expense and have historically increased due to both increases in the rates charged for existing programming services and the introduction of new programming services to our customers. These costs are expected to continue to grow principally because of contractual unit rate increases and the increasing demands of television broadcast station owners for retransmission consent fees. As a consequence, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Service costs rose 8.2%, primarily due to increases in programming, phone service, field operating and personnel expenses, offset in part by lower HSD costs. Programming expenses grew 6.0%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Phone service costs rose 64.9%, primarily due to the growth in phone customers and higher connectivity costs. Field operating expenses grew 22.4%, primarily due to higher vehicle fuel and repair costs and lower capitalization of overhead costs, offset in part by a decrease in insurance costs. Personnel costs rose 15.3%, largely due to higher technical operations staffing. HSD expenses decreased 19.9% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 41.5% and 41.3% for the three months ended June 30, 2008 and 2007, respectively.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration.
Selling, general and administrative expenses rose 3.1%, principally due to higher costs related to customer service and marketing, offset in part by a decrease in telecommunications and billing expenses. Customer service employee costs rose 16.5%, mainly due to additional staffing. Marketing costs grew 11.5%, primarily due to higher staffing levels, greater usage of third-party sales support and an increase in direct mailing campaigns, offset in part by a reduction in other advertising. Telecommunications costs decreased 13.9%, principally due to more favorable rates. Billing expenses fell 7.8%, primarily due to decreased processing fees. Selling, general and administrative expenses as a percentage of revenues were 19.5% and 20.3% for the three months ended June 30, 2008 and 2007, respectively.
Corporate expenses reflect compensation of corporate employees and other corporate overhead. Corporate expenses rose 8.3%, primarily due to an increase in compensation due to increased headcount. Corporate expenses as a percentage of revenues were 2.1% for each of the three months ended June 30, 2008 and 2007.
Depreciation and amortization rose 4.8%, primarily due to increased deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 9.1%, due to growth in HSD, phone and video revenues, offset in part by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income grew 13.7%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.

Interest Expense, Net
Interest expense, net, decreased by 10.0%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Loss on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2008, we had interest rate swaps with an aggregate notional amount of $1.1 billion. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $22.2 million and $9.2 million, based upon information provided by our counterparties, for the three months ended June 30, 2008 and 2007, respectively.
Provision for Income Taxes
Provision for income taxes was $14.6 million for each of the three months ended June 30, 2008 and 2007. These provisions for income taxes for each of the three months ended June 30, 2008 and 2007 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Income (Loss)
As a result of the factors described above, we recognized a net income of $20.9 million for the three months ended June 30, 2008 compared to a net loss of $6.6 million for the prior year period.
Actual Results of Operations
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the six months ended June 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change

Revenues	$689,179	$632,609	$56,570	8.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	285,562	266,370	19,192	7.2%
Selling, general and administrative expenses	134,946	128,515	6,431	5.0%
Corporate expenses	15,238	13,703	1,535	11.2%
Depreciation and amortization	119,485	110,735	8,750	7.9%

Operating income	133,948	113,286	20,662	18.2%

Interest expense, net	(108,624)	(119,012)	10,388	(8.7%)
(Loss) gain on derivatives, net	(1,886)	4,819	(6,705)	NM
(Loss) gain on sale of cable systems, net	(170)	10,781	(10,951)	NM
Other expense, net	(3,833)	(4,904)	1,071	(21.8%)

Income before income taxes	19,435	4,970	14,465	NM
Provision for income taxes	(29,139)	(28,495)	(644)	2.3%

Net loss	$(9,704)	$(23,525)	$13,821	(58.8%)

Adjusted OIBDA	$255,919	$226,708	$29,211	12.9%

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$255,919	$226,708	$29,211	12.9%
Non-cash, share-based compensation	(2,486)	(2,687)	201	(7.5%)
Depreciation and amortization	(119,485)	(110,735)	(8,750)	7.9%

Operating income	$133,948	$113,286	$20,662	18.2%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Six Months Ended
	June 30,
	2008	2007	$ Change	% Change
Video	$459,650	$441,657	$17,993	4.1%
HSD	157,015	134,953	22,062	16.3%
Phone	41,739	24,825	16,914	68.1%
Advertising	30,775	31,174	(399)	(1.3%)

Total Revenues	$689,179	$632,609	$56,570	8.9%

	June 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	1,321,000	1,344,000	(23,000)	(1.7%)
Digital customers	599,000	532,000	67,000	12.6%
HSD customers	702,000	613,000	89,000	14.5%
Phone customers	222,000	144,000	78,000	54.2%

RGUs	2,844,000	2,633,000	211,000	8.0%

Average total monthly revenue per RGU	$41.25	$40.37	$0.88	2.2%
Revenues rose 8.9%, largely attributable to growth in our HSD and phone customers, an increase in video revenues, and a favorable comparison to the prior year period when results were affected by the Sinclair retransmission consent dispute in the first quarter. RGUs grew 8.0%, and average total monthly revenue per RGU rose 2.2%.
Video revenues grew 4.1%, largely due to basic video rate increases and customer growth in our advanced video products and services, partially offset by a lower number of basic subscribers. During the six months ended June 30, 2008, we lost 3,000 basic subscribers, compared to a reduction in 36,000 basic subscribers for the same period last year, which includes a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute, and the sale during the period of cable systems serving on a net basis 3,000 basic subscribers.
HSD revenues rose 16.3%, primarily due to a 14.5% year-over-year increase in HSD customers and continued growth with our enterprise network products and services.
Phone revenues grew 68.1%, mainly due to a 54.2% year-over-year increase in phone customers.
Advertising revenues were lower by 1.3%, largely as a result of an overall reduction in national advertising, offset in part by an increase in local advertising.

Costs and Expenses
Service costs rose 7.2%, primarily due to increases in programming, phone service and field operating expenses, offset in part by lower HSD costs. Programming expenses grew 6.2%, principally as a result of higher contractual rates charged by our programming vendors, offset in part by a lower number of basic subscribers. Phone service costs rose 62.6%, mainly due to the growth in phone customers and higher connectivity costs. Field operating expenses grew 20.0%, primarily due to lower capitalization of overhead costs and greater vehicle fuel and repair expenses and increased pole rental costs, offset in part by non-recurring expenses in the prior year period relating to the retransmission consent dispute noted above and lower insurance costs. HSD expenses decreased 21.6% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 41.4% and 42.1% for the six months ended June 30, 2008 and 2007, respectively.
Selling, general and administrative expenses rose 5.0%, principally due to higher costs related to marketing and customer service, offset in part by a decrease in telecommunications expenses. Marketing costs grew 18.6%, primarily due to additional staffing, more frequent direct mailing campaigns and greater use of third-party sales support, offset in part by a reduction in other advertising. Customer service employee costs rose 11.8%, principally due to higher staffing levels. Telecommunications costs fell 16.4%, primarily due to more favorable rates. Selling, general and administrative expenses as a percentage of revenues were 19.6% and 20.3% for the six months ended June 30, 2008 and 2007, respectively.
Corporate expenses rose 11.2%, primarily due to an increase in compensation due to increased headcount. Corporate expenses as a percentage of revenues were 2.2% and for each of the six months ended June 30, 2008 and 2007.
Depreciation and amortization rose 7.9%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components.
Adjusted OIBDA
Adjusted OIBDA increased 12.9%, due to growth in HSD, video and phone revenues, offset in part by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income grew 18.2%, due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, decreased 8.7%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
(Loss) Gain on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of June 30, 2008, we had interest rate swaps with an aggregate notional amount of $1.1 billion. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives amounting to $1.9 million and a net gain on derivatives of $4.8 million, based upon information provided by our counterparties, for the six months ended June 30, 2008 and 2007, respectively.

(Loss) Gain on Sale of Cable Systems, Net
During the six months ended June 30, 2007, we sold a cable system for $22.9 million and recorded a gain on sale of $10.8 million.
Provision for Income Taxes
Provision for income taxes was $29.1 million, as compared to a provision for income taxes of $28.5 million for the six months ended June 30, 2007. These provisions for income taxes for the six months ended June 30, 2008 and 2007 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, we recognized a net loss of $9.7 million for the six months ended June 30, 2008 compared to a net loss of $23.5 million for the prior year period.
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network to enhance our reliability and capacity and the further deployment of advanced broadband services. Our capital spending has recently shifted from mainly network upgrade investments to the deployment of advanced services, and we also may continue to make strategic acquisitions of cable systems. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
As of June 30, 2008, our total debt was $3,248.8 million. Of this amount, $111.3 million matures within the year ending June 30, 2009. During the six months ended June 30, 2008, we paid cash interest of $107.2 million, net of capitalized interest. As of June 30, 2008, about 68.5% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Bank Credit Facilities
Our two principal operating subsidiaries, Mediacom Broadband LLC and Mediacom LLC, maintain in aggregate $3.05 billion in bank credit facilities, of which $2,123.8 million was outstanding as of June 30, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. The average interest rates on outstanding debt under our bank credit facilities as of June 30, 2008 and 2007, were 4.6% and 7.0%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of June 30, 2008, we had unused credit commitments of $902.7 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.
On May 29, 2008, the operating subsidiaries of Mediacom Broadband entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under the Broadband credit facility in the principal amount of $350.0 million. On May 29, 2008, the full amount of the $350.0 million new term loan was borrowed by the operating subsidiaries of Mediacom Broadband. Approximately $335.0 million of the proceeds from the new term loan were used to repay the outstanding balance of the revolving credit portion of the Broadband credit facility, without any reduction in the revolving credit commitments. The balance of the proceeds from the new term loan were used for general corporate purposes.

Borrowings under the new term loan bear interest at a floating rate or rates equal to LIBOR or the prime rate, plus a margin of 3.50% for LIBOR loans and a margin of 2.50% for prime rate loans. For the first four years of the new term loan, LIBOR and the prime rate applicable to the new term loan are subject to a minimum of 3.00% in the case of LIBOR and a minimum of 4.00% in the case of the prime rate. The new term loan matures on January 3, 2016. The obligations of the operating subsidiaries under the new term loan are governed by the terms of the Broadband credit facility.
As of June 30, 2008, approximately $19.3 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
As of June 30, 2008, we had entered into interest rate swaps with counterparties to hedge $1.1 billion of floating rate debt at a weighted average fixed rate of 5.0%. These swaps are scheduled to expire in the amounts of $800.0 million, $200.0 million and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for the three months ended, June 30, 2008 and 2007, respectively. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of June 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $27.7 million and $25.8 million, respectively. We recorded in our consolidated statements of operations a net gain on derivatives of $22.2 million and $9.2 million for the three months ended June 30, 2008 and 2007, respectively. We recorded a net loss on derivatives of $1.9 million and a net gain on derivatives of $4.8 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in the current portion of the net accumulated liability for derivatives since March 31, 2008 was driven primarily by an increase in estimated future interest rates.
Senior Notes
We have issued senior notes through Mediacom Broadband and Mediacom LLC totaling $1.125 billion as of June 30, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, ranging from 7.0 to 1.0 to 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $133.3 million for the six months ended June 30, 2008, primarily due to Adjusted OIBDA of $255.9 million, offset in part by interest expense of $108.6 million and the $12.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to a decrease in accounts payable, accrued expenses and other current liabilities of $15.8 million, offset in part by an increase in deferred revenue of $2.4 million, a decrease in accounts receivable, net, of $1.7 million and a decrease in prepaid expenses and other assets of $0.5 million.

Net cash flows provided by operating activities were $75.2 million for the six months ended June 30, 2007, primarily due to Adjusted OIBDA of $226.7 million, offset in part by interest expense of $119.0 million and the $30.0 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $30.8 million, a decrease in our other non-current liabilities of $1.8 million and an increase in our prepaid expenses and other assets of $1.3 million, offset by an increase in deferred revenue of $4.2 million.
Investing Activities
Net cash flows used in investing activities were $134.7 million for the six months ended June 30, 2008, as compared to $96.1 million for the prior year period. In both periods, capital expenditures represented most of the net cash flows used in investing activities. This change of $38.6 million was due to a $22.9 million increase in capital expenditures, primarily due to greater investments in our video and HSD delivery systems and network rebuild and upgrade activity, and proceeds received from the sale of cable systems, net of acquisitions, of $15.7 million in the prior year period.
Financing Activities
Net cash flows provided by financing activities were $23.6 million for the six months ended June 30, 2008, principally due to net bank financing of $33.7 million and other financing activities of $23.3 million, which funded repurchases of our Class A common stock totaling $22.4 million and financing costs of $11.4 million.
Net cash flows used in financing activities were $0.8 million for the six months ended June 30, 2007, primarily due to net repayment of debt of $6.2 million, repurchases of our Class A common stock totaling $4.3 million, mostly offset by $9.3 million of other financing activities.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following is a summary of our share repurchases of our Class A common stock during the second quarter of 2008 under our Board-authorized repurchase program:

					Approximate Dollar
			Total Number of		Value of Shares that
	Total Number		Shares Purchased	Total Dollars	May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program	the Program
April	1,543,666	$4.55	1,543,666	$7,026,410	$36,000
May	441,330	$5.49	441,330	2,424,323	47,611,677	(1)
June	—	—	—	—	47,611,677

Second Quarter 2008	1,984,996	$4.76	1,984,996	$9,450,733	$47,611,677

(1)	On May 5, 2008, our Board of Directors authorized a new $50.0 million Class A common stock repurchase program.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 17, 2008, we held our annual meeting of stockholders to: (i) elect seven directors to serve for a term of one year; and (ii) ratify the selection of the Company’s independent auditors for the year ending December 31, 2008.
The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld

Rocco B. Commisso	308,099,597	22,916,004
Craig S. Mitchell	329,857,021	1,158,580
William S. Morris III	308,099,873	22,915,728
Thomas V. Reifenheiser	312,107,621	18,907,980
Natale S. Ricciardi	320,500,439	10,515,162
Mark E. Stephan	311,288,467	19,727,134
Robert L. Winikoff	311,398,752	19,616,849
These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

The stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2008. The result of the vote was as follows: 331,008,381 votes were for the ratification, 6,069 votes were against the ratification and 1,151 votes abstained from the ratification.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.1
Incremental Facility Agreement, dated as of May 29, 2008, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Filed on June 2, 2008 as an exhibit to the Current Report on Form 8-K, dated May 29, 2008, of Mediacom Broadband LLC and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION

August 8, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications