Form 10-Q
period 2008-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2008-11-07
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
☐ Yes ☑ No
As of October 31, 2008, there were 67,778,566 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; economic downturns and other factors which may negatively affect our customers’ demand for our services; increasing programming costs and delivery expenses related to our advanced products and services; changes in laws and regulations; changes in technology; changes in assumptions underlying our critical accounting policies; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; instability in the credit markets which may affect our ability to access capital; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report or our other documents filed with the SEC, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$33,324	$19,388
Accounts receivable, net of allowance for doubtful accounts of $2,339 and $2,067	82,121	81,509
Prepaid expenses and other current assets	21,360	20,630
Deferred tax assets	2,495	2,424

Total current assets	139,300	123,951
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,717,247 and $1,564,583	1,457,962	1,412,139
Franchise rights	1,793,657	1,793,549
Goodwill	220,646	220,646
Subscriber lists and other intangible assets, net of accumulated amortization of $155,082 and $153,184	8,825	10,532

Total investment in cable television systems	3,481,090	3,436,866
Other assets, net of accumulated amortization of $24,997 and $27,172	38,523	24,817
Assets held for sale	28,661	29,576

Total assets	$3,687,574	$3,615,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$278,827	$246,915
Deferred revenue	53,927	51,015
Current portion of debt	117,875	94,533

Total current liabilities	450,629	392,463
Long-term debt	3,142,125	3,120,500
Deferred tax liabilities	360,304	316,602
Other non-current liabilities	12,454	38,164
Liabilities held for sale	1,369	570

Total liabilities	3,966,881	3,868,299
Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01par value; 300,000,000 shares authorized; 94,842,654 shares issued and 67,642,031 shares outstanding as of September 30, 2008 and 94,293,185 shares issued and 72,011,963 shares outstanding as of December 31, 2007	948	943
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,001,686	997,404
Accumulated deficit	(1,128,747)	(1,121,242)
Treasury stock, at cost, 27,200,623 and 22,281,222 shares of Class A common stock	(153,464)	(130,464)

Total stockholders’ deficit	(279,307)	(253,089)

Total liabilities and stockholders’ deficit	$3,687,574	$3,615,210

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$352,553	$328,252	$1,041,732	$960,861
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	148,714	137,555	434,276	404,060
Selling, general and administrative expenses	71,117	68,634	206,064	197,149
Corporate expenses	7,762	6,654	23,000	20,222
Depreciation and amortization	53,781	59,970	173,266	170,705

Operating income	71,179	55,439	205,126	168,725

Interest expense, net	(54,678)	(61,185)	(163,302)	(180,196)
Gain (loss) on derivatives, net	6,006	(13,791)	4,122	(8,972)
Gain (loss) on sale of cable systems, net	—	545	(170)	11,326
Other expense, net	(5,816)	(1,150)	(9,650)	(6,054)

Income (loss) from operations before income taxes	16,691	(20,142)	36,126	(15,171)
Provision for income taxes	(14,494)	(14,591)	(43,632)	(43,086)

Net income (loss)	$2,197	$(34,733)	$(7,506)	$(58,257)

Basic — Weighted average shares outstanding	94,628	108,013	95,803	109,220
Basic — Earnings (loss) per share	$0.02	$(0.32)	$(0.08)	$(0.53)
Diluted — Weighted average shares outstanding	96,916	108,013	95,803	109,220
Diluted — Earnings (loss) per share	$0.02	$(0.32)	$(0.08)	$(0.53)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(7,506)	$(58,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	173,266	170,705
(Gain) loss on derivatives, net	(4,122)	8,972
Loss (gain) on sale of cable systems, net	170	(11,326)
Amortization of deferred financing costs	3,653	3,817
Share-based compensation	3,931	4,006
Deferred income taxes	43,632	42,919
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(865)	(4,603)
Prepaid expenses and other assets	(4,267)	(3,905)
Accounts payable and accrued expenses	(20,135)	(9,900)
Deferred revenue	2,912	4,048
Other non-current liabilities	(2,444)	(2,727)

Net cash flows provided by operating activities	$188,225	$143,749

INVESTING ACTIVITIES:
Capital expenditures	(217,057)	(182,803)
Acquisition of cable system	—	(7,274)
Proceeds from sales of cable systems	—	32,448

Net cash flows used in investing activities	$(217,057)	$(157,629)

FINANCING ACTIVITIES:
New borrowings	689,000	298,525
Repayment of debt	(644,032)	(256,400)
Repurchases of Class A common stock	(22,389)	(39,035)
Proceeds from issuance of common stock in employee stock purchase plan	490	460
Financing costs	(10,887)	—
Other financing activities (including book overdrafts)	30,586	(10,592)

Net cash flows provided by (used in) financing activities	$42,768	$(7,042)

Net increase (decrease) in cash	13,936	(20,922)
CASH, beginning of period	19,388	36,385

CASH, end of period	$33,324	$15,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$166,956	$196,623

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, “we,” “our” or “us”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). We own and operate cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2008. Effective January 1, 2008, we adopted SFAS No. 157,”Fair Value Measurements.” See Note 2.
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
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of September 30, 2008, our interest rate swap liabilities, net, were valued at $21.7 million using Level 2 inputs.
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
For the three months ended September 30, 2007 and for the nine months ended September 30, 2008 and 2007, we generated net losses and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three months ended September 30, 2007 and for the nine months ended September 30, 2008 and 2007 excludes approximately 2.2 million, 2.1 million and 2.2 million potential shares of common stock related to our share-based compensation plans, respectively. For the three months ended September 30, 2008, we generated net income. Accordingly, diluted earnings per share includes approximately 2.3 million potential shares of common stock related to our share-based compensation plans.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Cable systems, equipment and subscriber devices	$2,998,898	$2,808,187
Vehicles	68,769	67,468
Furniture, fixtures and office equipment	58,393	53,005
Buildings and leasehold improvements	41,636	40,880
Land and land improvements	7,513	7,182

	3,175,209	2,976,722
Accumulated depreciation	(1,717,247)	(1,564,583)

Property, plant and equipment, net	$1,457,962	$1,412,139

Change in Estimate – Useful lives
Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems in connection with our deployment of all digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across certain of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide all digital set-top boxes to our customer base as part of this all digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis. The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To
Plant and equipment	12	16

Customer premise equipment	5	7
These changes were made on a prospective basis effective July 1, 2008 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $5.8 million and an increase to basic and diluted earnings per share of $0.06 per share for the three and nine months ended September 30, 2008.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Book overdrafts(1)	$48,302	$16,971
Accrued programming costs	37,542	43,596
Accrued interest	36,818	39,588
Accrued payroll and benefits	25,577	25,165
Accrued taxes and fees	25,048	27,617
Accrued property, plant and equipment	22,731	11,588
Liability under interest rate exchange agreements	21,486	—
Accrued service costs	19,113	18,114
Subscriber advance payments	11,323	11,471
Accrued telecommunications costs	9,010	15,687
Accounts payable	5,928	18,528
Other accrued expenses	15,949	18,590

Accounts payable, accrued expenses and other current liabilities	$278,827	$246,915

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007
Bank credit facilities	$2,135,000	$2,090,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	—	33

	3,260,000	3,215,033
Less: Current portion	117,875	94,533

Total long-term debt	$3,142,125	$3,120,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2008 and 2007 were 5.0% and 6.8%, respectively, before giving effect to the interest rate exchange agreements discussed below. As of September 30, 2008, we had unused revolving credit commitments of approximately $854.8 million under our bank credit facilities, $809.7 million of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $98.5 million of our unused revolving credit commitments were subject to scheduled reductions terminating on March 31, 2010; $350.8 million and $405.5 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity. For all periods through September 30, 2008, we were in compliance with all of the covenants under our bank credit and senior note arrangements.

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
As of September 30, 2008, approximately $19.3 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
We use interest rate exchange agreements in order to fix the interest rate on our floating rate debt. As of September 30, 2008, we had interest rate exchange agreements with various banks pursuant to which the interest rate on $1.1 billion was fixed at a weighted average rate of approximately 5.0%. As of the same date, about 68.3% of our outstanding indebtedness was at fixed market rates or subject to interest rate protection. These agreements are scheduled to expire in the amounts of $800.0 million, $200.0 million and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2008 and 2007. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the continued high creditworthiness of our counterparties, which are major banking firms with investment grade ratings, we do not anticipate their nonperformance.
In September 2008, we entered into forward starting interest rate exchange agreements that fixed interest rates at a weighted average of approximately 3.2% on $200.0 million of floating rate debt for two years, commencing on May 1, 2009 and approximately 3.7% on $200.0 million of floating rate debt for three years, commencing on June 30, 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the three and nine months ended September 30, 2008.
The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and other factors. As of September 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $21.7 million and $25.8 million, respectively. We recorded in our consolidated statements of operations a net gain on derivatives of $6.0 million and a net loss on derivatives of $13.8 million for the three months ended September 30, 2008 and 2007, respectively. We recorded a net gain on derivatives of $4.1 million and a net loss on derivatives of $9.0 million for the nine months ended September 30, 2008 and 2007, respectively.
7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
As of December 31, 2007, approximately $20.0 million remained available under our Class A common stock repurchase program; in May 2008, the Board of Directors authorized an additional $50.0 million Class A common stock repurchase program. During the nine months ended September 30, 2008, we repurchased approximately 4.8 million shares of our Class A common stock for an aggregate cost of $22.4 million, at an average price of $4.68 per share. During the three months ended September 30, 2008, we did not repurchase any shares of our Class A common stock. As of September 30, 2008, approximately $47.6 million remained available under the Class A common stock repurchase program.

Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$365	$428
Employee stock purchase plan	79	73
Restricted stock units	1,000	818

Total share-based compensation expense	$1,444	$1,319

	Nine Months Ended
	September 30,
	2008	2007
Share-based compensation expense by type of award:
Employee stock options	$1,191	$1,521
Employee stock purchase plan	224	211
Restricted stock units	2,516	2,274

Total share-based compensation expense	$3,931	$4,006

During the three months ended September 30, 2008, no restricted stock units or stock options were granted under our compensation programs. Each of the restricted stock units and stock options in our stock compensation programs are exchangeable and exercisable, respectively, into a share of our Class A common stock. During the three months ended September 30, 2008, approximately 2,000 restricted stock units were vested and 29,000 stock options were exercised.
During the nine months ended September 30, 2008, approximately 631,000 restricted stock units were granted with a weighted average fair value of $4.70 per restricted stock unit. For the same period, stock options to purchase approximately 676,000 shares of Class A common stock were granted with a weighted average exercise price of $4.34 and a weighted average fair value of $2.14 per stock option. During the nine months ended September 30, 2008, approximately 385,000 restricted stock units were vested and 29,000 stock options were exercised.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 137,000 and 271,000 for the three and nine months ended September 30, 2008. Shares purchased by employees under our plan amounted to approximately 81,000 and 158,000 for the three and nine months ended September 30, 2007. The net proceeds to us were approximately $0.5 million for each of the three months ended September 30, 2008 and 2007 and $1.0 million and $0.9 million for the nine months ended September 30, 2008 and 2007.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, by which the plaintiffs are seeking class-wide damages for alleged trespasses on land owned by private parties. The lawsuit was originally filed in April 2001. The lawsuit alleges that Mediacom LLC, in areas where there was no cable franchise, failed to obtain permission from landowners to place its fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. An order declaring that this action is appropriate for class relief was entered in April 2006. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claimed compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. The plaintiffs have recently proposed an alternative damage theory of $40.0 million in compensatory damages. On July 23, 2008, Mediacom LLC filed a motion to strike the expert testimony presented by plaintiffs in its first damage theory and another motion to preclude plaintiffs’ presentation of the second alternative damage theory. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate does not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. A trial date of November 3, 2008 was set for the claim by the class representatives, Gary and Janice Ogg, but has been postponed until January 26, 2009. In the interim, motions to strike testimony from plaintiff’s experts and the recently restated theory that plaintiff’s espouse were argued before the court. Mediacom LLC continues to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.
We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the three months ended September 30, 2008, we have again determined that deferred tax assets from net operating loss carryforwards that were created in the respective periods will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $14.5 million and $14.6 million was recorded for each of the three months ended September 30, 2008 and 2007, respectively. A tax provision of $43.6 million and $43.1 million was recorded for the nine months ended September 30, 2008 and 2007, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
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

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007, however the adoption did not have a material effect on us, and resulted in no adjustment to retained earnings as of January 1, 2007. We have no unrecognized tax benefits as of the adoption date and as of September 30, 2008. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2005, 2006 and 2007 U.S. federal tax years and various state and local tax years from 2004 through 2007 remain subject to income tax examinations by tax authorities.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three months ended September 30, 2008, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of our total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the three months ended September 30, 2008, less than $0.1 million was paid to this law firm for services performed. For the nine months ended September 30, 2008, approximately $0.1 million was paid to this law firm for services performed.
11. REPURCHASE OF MEDIACOM CLASS A COMMON STOCK
On September 7, 2008, we signed a definitive agreement with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively, “Shivers”), both affiliates of Morris Communications Company, LLC. Under the definitive agreement, we will exchange 100% of the shares of stock of a newly-created subsidiary, which will hold non-strategic cable television systems serving approximately 25,000 basic subscribers, and $110 million of cash, for 28.3 million shares of our Class A common stock held by Shivers.
We expect to fund the cash portion of the transaction with cash on hand and borrowings made under our revolving credit commitments. Closing of the transaction is expected around year-end 2008, subject to the receipt of certain regulatory approvals and other customary conditions. As of September 30, 2008, giving pro-forma effect to this stock repurchase, our total outstanding shares would be approximately 66.3 million, representing 39.3 million and 27.0 million of our Class A stock and Class B stock, respectively. Both Morris Communications and Shivers are controlled by William S. Morris III, a member of Mediacom’s Board of Directors.

The results of operations for the sale assets were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$5,726	$5,435	$16,822	$16,017
Pre-tax net income	$774	$479	$1,643	$1,556
The sale assets from the Morris transaction are presented below under the caption “Assets held for sale” and “Liabilities held for sale” in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
Assets held for sale:
Cash	$28	$—
Accounts receivable, net	670	587
Prepaid and other current assets	133	62
Property, plant and equipment, net	23,343	24,288
Franchise rights, net	4,487	4,639

Total assets held for sale	$28,661	$29,576

Liabilities held for sale:
Accounts payable and accrued expenses	$1,369	$570

Total liabilities held for sale	$1,369	$570

Our Class A common stock has had significant volatility during the months of September and October 2008. A gain or loss on the transaction with Shivers will depend, in part, on the price of our Class A common stock on the closing date, and therefore we are currently unable to reasonably estimate our potential gain or loss from this transaction. Should our Class A common stock price not recover to levels at or above $4.95, a loss will likely occur and could be material to our consolidated statements of operations. On September 30, 2008, our stock price was $5.92.

12. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conduct our annual impairment test as of October 1, 2008.
Our Class A common stock price has had significant volatility during September and October 2008, largely caused by a precipitous drop in equity securities’ prices across all sectors of the United States. We do not believe that our stock price is the sole indicator of the underlying value of the assets in our reporting units. In addition, there has not been a material decline in the fundamentals of our business. We have therefore determined that this short-term volatility in our stock price does not qualify as a triggering event under SFAS No. 142 and, as such, no interim impairment test is required as of September 30, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business, together with the recent decline in our stock price, may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our annual impairment testing during the fourth quarter of 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended September 30, 2008 and 2007, and with our annual report on Form 10-K for the year ended December 31, 2007. Certain items have been reclassified to conform to the current year’s presentation.
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
As of September 30, 2008, our cable systems passed an estimated 2.85 million homes and served 1.32 million basic subscribers in 22 states. We provide digital video services to 624,000 customers, representing a digital penetration of 47.1% of our basic subscribers; HSD service to 726,000 customers, representing a HSD penetration of 25.5% of our estimated homes passed; and phone service to 239,000 customers, representing a penetration of 9.2% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of September 30, 2008, we served 2.91 million RGUs, an increase of 9.0% over the end of the prior year period.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable television products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber-based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.
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

Until recently, we generally have obtained retransmission consent for stations in our markets without being required to provide consideration that did not result in some offsetting value to us. The traditional retransmission consent process is based on three year cycles, with the current cycle ending December 31, 2008. In some prior negotiations we have entered into longer term agreements so that not all of the broadcast stations carried by us are up for renegotiation at this time. Most owners of multiple broadcast stations have become much more aggressive in demanding significant cash payments from us and other cable operators, DBS providers and local telephone companies. Consequently, we believe that the cost to secure retransmission consent in 2009 and beyond will rise significantly. In some cases, refusal to meet the demands of broadcast station owners could result in the loss of our ability to retransmit those stations to our subscribers. That could cause some of our existing or potential new subscribers to switch to, or choose, competitors which offer the stations.
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

Actual Results of Operations
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change

Revenues	$352,553	$328,252	$24,301	7.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	148,714	137,555	11,159	8.1%
Selling, general and administrative expenses	71,117	68,634	2,483	3.6%
Corporate expenses	7,762	6,654	1,108	16.7%
Depreciation and amortization	53,781	59,970	(6,189)	(10.3%)

Operating income	71,179	55,439	15,740	28.4%

Interest expense, net	(54,678)	(61,185)	6,507	(10.6%)
Gain (loss) on derivatives, net	6,006	(13,791)	19,797	NM
Gain on sale of cable systems, net	—	545	(545)	NM
Other expense, net	(5,816)	(1,150)	(4,666)	NM

Income from continuing operations before income taxes	16,691	(20,142)	36,833	NM
Provision for income taxes	(14,494)	(14,591)	97	(0.7%)

Net income (loss)	$2,197	$(34,733)	$36,930	NM

Adjusted OIBDA	$126,404	$116,728	$9,676	8.3%

	September 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$126,404	$116,728	$9,676	8.3%
Non-cash, share-based compensation	(1,444)	(1,319)	(125)	9.5%
Depreciation and amortization	(53,781)	(59,970)	6,189	(10.3%)

Operating income	$71,179	$55,439	$15,740	28.4%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change
Video	$229,545	$225,887	$3,658	1.6%
HSD	82,447	70,528	11,919	16.9%
Phone	23,697	14,443	9,254	64.1%
Advertising	16,864	17,394	(530)	(3.0%)

Total Revenues	$352,553	$328,252	$24,301	7.4%

	September 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	1,324,000	1,331,000	(7,000)	(0.5%)
Digital customers	624,000	541,000	83,000	15.3%
HSD customers	726,000	636,000	90,000	14.2%
Phone customers	239,000	165,000	74,000	44.8%

RGUs (1)	2,913,000	2,673,000	240,000	9.0%

Average total monthly revenue per basic subscriber (2)	$88.86	$81.81	$7.05	8.6%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues rose 7.4%, largely attributable to growth in our HSD and phone customers and, to a lesser extent, an increase in video revenues. Average total monthly revenue per basic subscriber increased 8.6%.
Video revenues grew 1.6%, largely due to customer growth in our advanced video products and services and, to a lesser extent, basic video rate increases offset in part by a lower number of basic subscribers. During the three months ended September 30, 2008, we gained 3,000 basic subscribers, compared to a loss of 13,000 basic subscribers for the same period last year. Digital customers grew by 25,000 during the three months ended September 30, 2008, as compared to an increase of 9,000 in the prior year period. As of September 30, 2008, 32.6% of digital customers were taking our DVR and/or HDTV services, as compared to 22.4% at the end of the prior year period.
HSD revenues rose 16.9%, largely due to a 14.2% year-over-year increase in HSD customers and, to a lesser extent, growth in our enterprise network products and services. During the three months ended September 30, 2008, HSD customers grew by 24,000, as compared to a gain of 23,000 in the prior year period.
Phone revenues grew 64.1%, mainly due to a 44.8% year-over-year increase in phone customers and a reduction in discounted pricing. During the three months ended September 30, 2008, phone customers grew by 17,000, as compared to a gain of 21,000 in the prior year period. As of September 30, 2008, our phone service was marketed to 91% of our estimated 2.85 million homes passed.
Advertising revenues decreased 3.0%, largely as a result of a decrease in automotive advertising and one less week in the broadcast calendar compared to the prior year period, offset in part by an increase in political advertising.

Costs and Expenses
Service costs rose 8.1%, primarily due to increases in programming, phone service, field operating and personnel expenses, offset in part by lower HSD costs. Programming expenses grew 8.9%, principally as a result of higher contractual rates charged by our programming vendors. Phone service costs rose 38.0%, primarily due to the growth in phone customers. Field operating expenses grew 11.5%, largely due to higher vehicle fuel and repair costs. Personnel costs rose 13.1%, primarily due to increased staffing and favorable insurance claim experience in the prior year period. HSD expenses decreased 21.4% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 42.2% and 41.9% for the three months ended September 30, 2008 and 2007, respectively.
Selling, general and administrative expenses rose 3.6%, principally due to higher customer service employee costs, greater marketing expenses and an increase in taxes and fees, offset in part by a decrease in telecommunications and billing expenses. Customer service employee costs rose 16.5%, principally due to additional staffing. Marketing expenses grew 9.0%, primarily due to greater expenses related to sales activity, higher staffing levels and more frequent direct mailing campaigns, offset in part by a reduction in other advertising. Taxes and fees rose 7.7% due to higher property taxes in certain of our service areas. Telecommunications costs decreased 24.4%, principally due to more favorable rates. Billing expenses fell 13.3%, primarily due to decreased processing fees, offset in part by higher bank fees and credit card charges. Selling, general and administrative expenses as a percentage of revenues were 20.2% and 20.9% for the three months ended September 30, 2008 and 2007, respectively.
Corporate expenses reflect compensation of corporate employees and general corporate overhead. Corporate expenses rose 16.7%, primarily due to higher staffing levels. Corporate expenses as a percentage of revenues were 2.2% and 2.0% for each of the three months ended September 30, 2008 and 2007, respectively.
Depreciation and amortization decreased 10.3%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by increased depreciation on the deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 8.3%, due to growth in HSD, phone and, to a lesser extent, video revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.
Operating Income
Operating income grew 28.4%, due to the increase in Adjusted OIBDA and, to a lesser extent, lower depreciation and amortization.
Interest Expense, Net
Interest expense, net decreased 10.6%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2008, we had interest rate swaps with an aggregate notional amount of $1.1 billion. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $6.0 million and a net loss on derivatives of $13.8 million, based upon information provided by our counterparties, for the three months ended September 30, 2008 and 2007, respectively.

Other Expense, Net
Other expense, net was $5.8 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively. In the most recent period, other expense, net included $3.0 million for transaction costs related to the repurchase of our Class A common stock (see Liquidity and Capital Resources), $1.3 million for commitment fees and $0.7 million related to deferred financing costs. In the comparable prior year period, other expense, net included $1.0 million related to deferred financing costs and $0.3 million for commitment fees.
Provision for Income Taxes
Provision for income taxes was $14.5 million and $14.6 million for the three months ended September 30, 2008 and 2007, respectively. These provisions for income taxes for each of the three months ended September 30, 2008 and 2007 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Income (Loss)
As a result of the factors described above, we recognized net income of $2.2 million for the three months ended September 30, 2008 compared to a net loss of $34.7 million for the prior year period.
Actual Results of Operations
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
The following tables set forth the unaudited consolidated statements of operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change

Revenues	$1,041,732	$960,861	$80,871	8.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	434,276	404,060	30,216	7.5%
Selling, general and administrative expenses	206,064	197,149	8,915	4.5%
Corporate expenses	23,000	20,222	2,778	13.7%
Depreciation and amortization	173,266	170,705	2,561	1.5%

Operating income	205,126	168,725	36,401	21.6%

Interest expense, net	(163,302)	(180,196)	16,894	(9.4%)
Gain (loss) on derivatives, net	4,122	(8,972)	13,094	NM
(Loss) gain on sale of cable systems, net	(170)	11,326	(11,496)	NM
Other expense, net	(9,650)	(6,054)	(3,596)	59.4%

Income from continuing operations before income taxes	36,126	(15,171)	51,297	NM
Provision for income taxes	(43,632)	(43,086)	(546)	1.3%

Net loss	$(7,506)	$(58,257)	$50,751	(87.1%)

Adjusted OIBDA	$382,323	$343,436	$38,887	11.3%

	September 30,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$382,323	$343,436	$38,887	11.3%
Non-cash, share-based compensation	(3,931)	(4,006)	75	(1.9%)
Depreciation and amortization	(173,266)	(170,705)	(2,561)	1.5%

Operating income	$205,126	$168,725	$36,401	21.6%

The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2008 and 2007 (dollars in thousands, except per subscriber and RGU data):

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
Video	$689,194	$667,544	$21,650	3.2%
HSD	239,463	205,481	33,982	16.5%
Phone	65,436	39,268	26,168	66.6%
Advertising	47,639	48,568	(929)	(1.9%)

Total Revenues	$1,041,732	$960,861	$80,871	8.4%

	September 30,		Increase/
	2008	2007	(Decrease)	% Change
Basic subscribers	1,324,000	1,331,000	(7,000)	(0.5%)
Digital customers	624,000	541,000	83,000	15.3%
HSD customers	726,000	636,000	90,000	14.2%
Phone customers	239,000	165,000	74,000	44.8%

RGUs	2,913,000	2,673,000	240,000	9.0%

Average total monthly revenue per basic subscriber	$87.42	$78.76	$8.66	11.0%
Revenues rose 8.4%, largely attributable to growth in our HSD and phone customers and an increase in video revenues. Average total monthly revenue per basic subscriber increased 11.0%.
Video revenues grew 3.2%, largely due to basic video rate increases and customer growth in our advanced video products and services, offset in part by a lower number of basic subscribers. During the nine months ended September 30, 2008, the number of basic subscribers was unchanged, compared to a reduction in 49,000 basic subscribers for the same period last year, which includes a significant number of basic subscribers lost in connection with the aforementioned retransmission consent dispute, and the sale during the period of cable systems serving on a net basis 3,000 basic subscribers.
HSD revenues rose 16.5%, primarily due to a 14.2% year-over-year increase in HSD customers and, to a lesser extent, growth in our enterprise network products and services.
Phone revenues grew 66.6%, mainly due to a 44.8% year-over-year increase in phone customers and a reduction in discounted pricing.
Advertising revenues were lower by 1.9%, largely as a result of an overall reduction in national advertising.

Costs and Expenses
Service costs rose 7.5%, primarily due to increases in programming, phone service and field operating expenses, offset in part by lower HSD costs. Programming expenses grew 7.1%, principally as a result of higher contractual rates charged by our programming vendors. Phone service costs rose 53.1%, mainly due to the growth in phone customers. Field operating expenses grew 16.9%, primarily due to greater vehicle fuel and repair expenses, lower capitalization of overhead costs and increased pole rental costs, offset in part by non-recurring expenses in the prior year period relating to the retransmission consent dispute noted above and lower insurance costs. HSD expenses decreased 21.5% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 41.7% and 42.1% for the nine months ended September 30, 2008 and 2007, respectively.
Selling, general and administrative expenses rose 4.5%, principally due to higher expenses related to marketing and customer service employee costs, offset in part by a decrease in telecommunications expenses. Marketing expenses grew 15.2%, primarily due to greater expenses tied to sales activity, higher staffing levels, more frequent direct mailing campaigns and greater use of third-party sales support, offset in part by a reduction in other advertising. Customer service employee costs rose 13.3%, principally due to higher staffing levels. Telecommunications costs fell 19.4%, primarily due to more favorable rates. Selling, general and administrative expenses as a percentage of revenues were 19.8% and 20.5% for the nine months ended September 30, 2008 and 2007, respectively.
Corporate expenses rose 13.7%, primarily due to higher staffing levels. Corporate expenses as a percentage of revenues were 2.2% and 2.1% for each of the nine months ended September 30, 2008 and 2007, respectively.
Depreciation and amortization rose 1.5%, primarily due to increased deployment of shorter-lived customer premise equipment and scalable infrastructure components, mostly offset by an increase in the useful lives of certain fixed assets.
Adjusted OIBDA
Adjusted OIBDA increased 11.3%, due to growth in HSD, video and phone revenues, offset in part by higher service costs and to a lesser extent selling, general and administrative expenses.
Operating Income
Operating income grew 21.6%, primarily due to the increase in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 9.4%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Gain (Loss) on Derivatives, Net
We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of September 30, 2008, we had interest rate swaps with an aggregate notional amount of $1.1 billion. The changes in their mark-to-market values are derived primarily from changes in market interest rates, the decrease in their time to maturity and other factors. These swaps have not been designated as hedges for accounting purposes. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives amounting to $4.1 million and a net loss on derivatives of $9.0 million, based upon information provided by our counterparties, for the nine months ended September 30, 2008 and 2007, respectively.
(Loss) Gain on Sale of Cable Systems, Net
During the nine months ended September 30, 2007, we sold cable systems for $32.4 million and recorded a net gain on sale of $11.3 million. During the nine months ended September 30, 2008, there was a $0.2 million negative adjustment related to a prior sale.

Other Expense, Net
Other expense, net was $9.7 million and $6.1 million for the nine months ended September 30, 2008 and 2007, respectively. In the most recent period, other expense, net included $3.4 million for commitment fees, $3.0 million for transaction costs related to the repurchase of our Class A common stock (see Liquidity and Capital Resources), and $2.4 million related to deferred financing costs. In the comparable prior year period, other expense, net included $3.1 million related to deferred financing costs and $3.0 million for commitment fees.
Provision for Income Taxes
Provision for income taxes was $43.6 million and $43.1 million for the nine months ended September 30, 2008 and 2007, respectively. These provisions for income taxes for the nine months ended September 30, 2008 and 2007 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, we recognized a net loss of $7.5 million for the nine months ended September 30, 2008 compared to a net loss of $58.3 million for the prior year period.
Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network to enhance our reliability and capacity in customer growth, and in the further deployment of advanced broadband services. Our capital spending today is devoted primarily to customer growth and the deployment of advanced services. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.
As of September 30, 2008, our total debt was $3,260.0 million. Of this amount, $117.9 million matures within the year ending September 30, 2009. During the nine months ended September 30, 2008, we paid cash interest of $167.0 million, net of capitalized interest. As of September 30, 2008, about 68.3% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.
Recent Developments in the Credit Markets
In light of the unprecedented volatility in financial markets, we have performed additional assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain banks and investment banks on our financial position. These assessments have included a review of our continued access to liquidity in the credit markets and counterparty creditworthiness.
In this severely tightened credit environment, we believe we have more than sufficient liquidity to meet our requirements over the next two years. We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and available revolving credit commitments aggregating $809.7 million as of September 30, 2008. We have $24.5 million of remaining debt maturities in 2008, $124.5 million of debt maturities in 2009 and $92.0 million of debt maturities in 2010. At this time, we are not aware of any of our revolver banks being in a position where they would be unable to fund borrowings made under our revolving credit commitments. The turmoil in the financial markets may create additional risks in the foreseeable future, including the failure of additional banks, which could reduce amounts available to us under our revolving credit commitments. While not significant to us thus far, if the financial markets fail to recover over the foreseeable future, we may face higher future borrowing costs associated with our short-term and long-term debt.

In addition to the counterparty risk with respect to our revolving credit commitments, we are also subject to credit risk with respect to our interest rate swap agreements with major banks. As of September 30, 2008, our counterparty risk in this area was confined to investment grade financial institutions.
Bank Credit Facilities
Our two principal operating subsidiaries, Mediacom Broadband LLC and Mediacom LLC, maintain in aggregate $3,009.1 million in bank credit facilities, of which $2,135.0 million was outstanding as of September 30, 2008. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as detailed in our credit agreements, of 6.0 to 1.0. The weighted average of our total senior debt to cash flow ratio was 3.9 to 1.0 for the third quarter of 2008. The average interest rates on outstanding debt under our bank credit facilities as of September 30, 2008 and 2007, were 5.0% and 6.8%, respectively, before giving effect to the interest rate exchange agreements discussed below.
As of September 30, 2008, we had unused revolving credit commitments of $854.8 million under our bank credit facilities, $809.7 million of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $98.5 million of unused revolving credit commitments were subject to scheduled reductions terminating on March 31, 2010; and $350.8 million and $405.5 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity.
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
As of September 30, 2008, approximately $19.3 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Exchange Agreements
As of September 30, 2008, we had entered into interest rate exchange agreements with counterparties to hedge $1.1 billion of floating rate debt at a weighted average fixed rate of 5.0%. These agreements are scheduled to expire in the amounts of $800.0 million, $200.0 million and $100.0 million during the years ended December 31, 2009, 2010 and 2011, respectively, and have been accounted for on a mark-to-market basis as of, and for the three and nine months ended, September 30, 2008 and 2007. Under the terms of all of our interest rate exchange agreements, we are exposed to credit loss in the event of nonperformance by the other parties. However, due to the continued high creditworthiness of our counterparties, which are major banking firms with investment grade rankings, we do not anticipate their nonperformance.
In September 2008, we entered into forward starting interest rate exchange agreements that fixed interest rates at a weighted average of approximately 3.2% on $200.0 million of floating rate debt for two years, commencing on May 1, 2009 and approximately 3.7% on $200.0 million of floating rate debt for three years, commencing on June 30, 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the three months ended September 30, 2008.

The fair value of the interest rate exchange agreements is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates, the remaining time to maturities and the creditworthiness of our counterparties. As of September 30, 2008 and December 31, 2007, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $21.7 million and $25.8 million, respectively. We recorded in our consolidated statements of operations a net gain on derivatives of $6.0 million and a net loss on derivatives of $13.8 million for the three months ended September 30, 2008 and 2007, respectively. We recorded a net gain on derivatives of $4.1 million and a net loss on derivatives of $9.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the current portion of the net accumulated liability for derivatives since June 30, 2008 was driven primarily by a decrease in estimated future interest rates.
Senior Notes
We have issued senior notes through Mediacom Broadband and Mediacom LLC totaling $1.125 billion as of September 30, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, ranging from 7.0 to 1.0 to 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our bank credit facilities and senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.
Operating Activities
Net cash flows provided by operating activities were $188.2 million for the nine months ended September 30, 2008, primarily due to Adjusted OIBDA of $382.3 million, offset in part by interest expense of $163.3 million and the $24.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to a decrease in accounts payable and accrued expenses of $20.1 million, an increase in prepaid expenses and other assets of $4.3 million offset in part by an increase in deferred revenue of $2.9 million.
Net cash flows provided by operating activities were $143.7 million for the nine months ended September 30, 2007, primarily due to Adjusted OIBDA of $343.4 million, offset in part by interest expense of $180.2 million and the $17.1 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an decrease in accounts payable and accrued expenses of $9.9 million, an increase in our accounts receivable, net, of $4.6 million, an increase in our prepaid expenses and other assets of $3.9 million, partially offset by an increase in deferred revenue of $4.0 million.
Investing Activities
Net cash flows used in investing activities were $217.1 million for the nine months ended September 30, 2008. Capital expenditures represented all of net cash flow used in investing activities. The increase of $34.3 million in capital expenditures over the prior year period is primarily due to greater investments in customer premise equipment and scalable infrastructure for digital transition deployment and HSD requirements. We expect capital expenditures to be approximately $285 million in 2008; this amount was revised from our previously announced measure of approximately $275 million.
Net cash flows used in investing activities were $157.6 million for the nine months ended September 30, 2007. Capital expenditures represented most of the net cash flows used in investing activities. Capital expenditures of $182.8 million were offset in part by proceeds received from the sale of cable systems, net of acquisitions, of approximately $25.2 million.
On September 7, 2008, we signed a definitive agreement with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively, “Shivers”), both affiliates of Morris Communications Company, LLC. Under the definitive agreement, we will exchange 100% of the shares of stock of a newly-created subsidiary, which will hold non-strategic cable television systems serving approximately 25,000 basic subscribers, and $110 million of cash, for 28.3 million shares of our Class A common stock held by Shivers.

We expect to fund the cash portion of the transaction with cash on hand and borrowings made under our revolving credit commitments. Closing of the transaction is expected around year-end 2008, subject to the receipt of certain regulatory approvals and other customary conditions. As of September 30, 2008, giving pro-forma effect to this stock repurchase, our total outstanding shares would be approximately 66.3 million, representing 39.3 million and 27.0 million of our Class A stock and Class B stock, respectively. Both Morris Communications and Shivers are controlled by William S. Morris III, a member of Mediacom’s Board of Directors.
Financing Activities
Net cash flows provided by financing activities were $42.8 million for the nine months ended September 30, 2008, principally due to net bank financing of $45.0 million and other financing activities of $30.6 million, which funded repurchases of our Class A common stock totaling $22.4 million and financing costs of $10.9 million.
Net cash flows used in financing activities were $7.0 million for the nine months ended September 30, 2007, primarily due to repurchases of our Class A common stock totaling $39.0 million, and other financing activities of $10.6 million, which were funded by net bank financing of $42.1 million.
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
We directly assess the value of cable franchise rights for impairment under SFAS No. 142 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with SFAS No. 142, we make assumptions, such as future cash flow expectations and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conduct our annual impairment test as of October 1, 2008.

Our Class A common stock price has had significant volatility during September and October 2008, largely caused by a precipitous drop in equity securities’ prices across all sectors of the United States. We do not believe that our stock price is the sole indicator of the underlying value of the assets in our reporting units. In addition, there has not been a material decline in the fundamentals of our business. We have therefore determined that this short-term volatility in our stock price does not qualify as a triggering event under SFAS No. 142 and, as such, no interim impairment test is required as of September 30, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business, together with the recent decline in our stock price, may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our annual impairment testing during the fourth quarter of 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

2.1	Share Exchange Agreement, dated as of September 7, 2008, by and between Mediacom Communications Corporation, Shivers Investments, LLC, and Shivers Trading & Operating Company (1)

2.2	Significant Stockholder Agreement, dated as of September 7, 2008 by and between Mediacom Communications Corporation and Rocco B. Commisso (1)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Filed on September 10, 2008 as an exhibit to the Current Report on Form 8-K, dated September 7, 2008, of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
November 7, 2008	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 2.1:	Share Exchange Agreement, dated as of September 7, 2008, by and between Mediacom Communications Corporation, Shivers Investments, LLC, and Shivers Trading & Operating Company (1)

Exhibit 2.2:	Significant Stockholder Agreement, dated as of September 7, 2008 by and between Mediacom Communications Corporation and Rocco B. Commisso (1)

Exhibit 31.1:	Rule 13a-14(a) Certifications

Exhibit 32.1:	Section 1350 Certifications

(1)	Filed on September 10, 2008 as an exhibit to the Current Report on Form 8-K, dated September 7, 2008, of Mediacom Communications Corporation and incorporated herein by reference.