Form 10-K
period 2008-12-31
MEDIACOM COMMUNICATIONS CORP
filed 2009-03-16
CIK 1098659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of the Class A common stock of the Registrant held by non-affiliates of the Registrant was approximately $207.4 million.

As of February 28, 2009 there were outstanding 40,143,074 shares of Class A common stock and 27,001,944 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

MEDIACOM COMMUNICATIONS CORPORATION

2008 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2008. This Annual Report on Form 10-K modifies and supersedes periodic reports filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Mediacom Communications Corporation as “Mediacom;” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the SEC.

In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; greater than anticipated effects of the current, or future, economic downturns and other factors which may negatively affect our customers’ demand for our products and services; increasing programming costs and delivery expenses related to our products and services; changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies; changes in assumptions underlying our critical accounting polices which could impact our results; our ability to generate sufficient cash flow to meet our debt service obligations; liquidity and overall instability in the credit markets which may impact our ability to refinance our debt, as our revolving credit facilities begin to expire in September 2011 and other substantial debt becomes due in 2013 and beyond, in the same amounts and on the same terms as we currently enjoy; and the other risks and uncertainties discussed in this Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	BUSINESS

Introduction

We are the nation’s eighth largest cable company based on the number of basic video subscribers, or basic subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. About 55% of our basic subscribers are located within the top 50-100 television markets in the United States, with a significant concentration in the midwest and southern regions.

Over the last several years, we have introduced a compelling variety of new and advanced services to consumers made possible by investments in our interactive fiber networks, which have boosted their capacity, capability and reliability. We now offer greater choice and convenience to our customers, with a wide and deep array of advanced products and services, including video-on-demand (“VOD”), high-definition television (“HDTV”), digital video recorders (“DVR”), high-speed data (“HSD”) and a feature-rich phone service. We provide the triple play bundle of video, HSD and phone over a single communications platform to substantially all of our markets, a significant advantage over most competitors in our service areas.

As of December 31, 2008, we served approximately 1.32 million basic subscribers, 643,000 digital video customers or digital customers, 737,000 HSD customers and 248,000 telephone customers, totaling 2.95 million revenue generating units (“RGUs”). We provide access to the triple play bundle to 91% of the estimated homes that our network passes. A basic subscriber is a customer who purchases one or more video services; RGUs represent the sum of basic subscribers and digital, HSD and phone customers.

We are a publicly-owned company, and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “MCCC.” We were founded in July 1995 by Rocco B. Commisso, our Chairman and Chief Executive Officer, who beneficially owns shares of our Class A and B stock representing the majority of the aggregate voting power of our common stock.

Recent Developments

Share Exchange Agreement with an Affiliate of Morris Communications

On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC (“Shivers”) and Shivers Trading & Operating Company (“STOC”). Both STOC and Shivers are affiliates of Morris Communications Company, LLC (“Morris Communications”). STOC, Shivers and Morris Communications are controlled by William S. Morris III, who together with another Morris Communications representative, Craig S. Mitchell, held two seats on our Board of Directors.

On February 13, 2009, we completed the Exchange Agreement pursuant to which we exchanged 100% of the shares of stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers, for 28,309,674 shares of Mediacom Class A common stock held by Shivers Investments. As of December 31, 2008, after giving effect to the completion of this transaction, our total Class A and Class B outstanding shares were approximately 66.5 million. Effective upon closing of the transaction, Messrs. Morris and Mitchell resigned from our Board of Directors. See Note 11 to our consolidated financial statements for more information.

Available Information and Website

Our phone number is (845) 695-2600 and our principal executive offices are located at 100 Crystal Run Road, Middletown, New York 10941; our website is located at www.mediacomcc.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange act of 1934 are made available free of charge on our website (follow the “About Us” link to the Investor Relations tab to “SEC Filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We have also made our Code of Ethics available in the “Governance” portion of the Investor Relations tab of our website. The information on our website is not part of this Annual Report.

Description of Our Cable Systems

Overview

The following table provides an overview of selected subscriber and customer data for our cable systems for the years ended December 31:

	2008(12)	2007	2006	2005	2004

Operating Data:
Core Video
Estimated homes passed(1)	2,854,000	2,836,000	2,829,000	2,807,000	2,785,000
Basic subscribers(2)	1,318,000	1,324,000	1,380,000	1,423,000	1,458,000
Basic penetration(3)	46.2%	46.7%	48.8%	50.7%	52.4%
Digital Cable
Digital customers(4)	643,000	557,000	528,000	494,000	396,000
Digital penetration(5)	48.8%	42.1%	38.3%	34.7%	27.2%
High Speed Data
HSD customers(6)	737,000	658,000	578,000	478,000	367,000
HSD penetration(7)	25.8%	23.2%	20.4%	17.0%	13.2%
Phone
Estimated marketable phone homes(8)	2,604,000	2,550,000	2,300,000	1,450,000	—
Phone customers(9)	248,000	185,000	105,000	22,000	—
Phone penetration(10)	9.5%	7.3%	4.6%	1.5%	—
Revenue Generating Units(11)	2,946,000	2,724,000	2,591,000	2,417,000	2,221,000

(1)	Represents the estimated number of single residence homes, apartments and condominium units passed by the cable distribution network. Estimated homes passed is based on the best information currently available.

(2)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by average cable rate charged to basic subscribers in that system. This conversion method is consistent with the methodology used in determining payments made to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Customers who exclusively purchase HSD and/or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(3)	Represents basic subscribers as a percentage of estimated homes passed.

(4)	Represents customers receiving digital video services.

(5)	Represents digital customers as a percentage of basic subscribers.

(6)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 20 Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Customers who take our scalable, fiber-based enterprise network products and services are not counted as HSD customers. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(7)	Represents the number of total HSD customers as a percentage of estimated homes passed.

(8)	Represents estimated number of homes to which we offer phone service and is based upon the best information currently available.

(9)	Represents customers receiving phone service.

(10)	Represents the number of total phone customers as a percentage of estimated marketable phone homes.

(11)	Represents the sum of basic subscribers and digital, HSD and phone customers.

(12)	Does not reflect the completion of the Exchange Agreement on February 13, 2009. See Note 11 to our consolidated financial statements for more information.

Our Service Areas

Over 65% of our basic subscribers are in the top 100 television markets, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), in the United States, with about 55% in the top 50-100 DMAs. Our service areas have a significant concentration in the Midwest and Southern regions, and we are the leading provider of broadband services in Iowa and the second largest in Illinois. The following table provides the largest DMAs in which we serve:

DMA Rank	Designated Market Area

3	Chicago, IL
15	Minneapolis — St. Paul, MN
36	Greenville — Spartanburg — Anderson, SC
60	Mobile, AL — Pensacola, FL (Ft. Walton, FL)
71	Des Moines — Ames, IA
74	Springfield, MO
78	Paducah, KY — Cape Girardeau, MO — Harrisburg, IL
83	Champaign & Springfield — Decatur, IL
88	Cedar Rapids — Waterloo — Iowa City & Dubuque, IA
97	Davenport, IA — Rock Island — Moline, IL

Products and Services

Video

We receive a majority of our revenues from video services; however, our reliance on video services as a source of revenue has been declining for the past several years, primarily due to increased contributions from our HSD and phone services, a trend we expect to continue. Basic subscribers and digital customers are billed on a monthly basis, and generally may discontinue services at any time. We design our channel line-ups for each system according to demographics, programming preferences, channel capacity, competition, price sensitivity and local regulation. Monthly subscription rates and related charges vary according to the type of equipment used by subscribers and types of services selected by subscribers and customers, which are described below.

Broadcast Basic Service.  Our broadcast basic service includes, for a monthly fee, 12 to 20 local broadcast channels, network and independent stations, limited satellite-delivered programming and local public, government, home-shopping and leased access channels.

Family Basic Service.  Our family basic service includes, for an additional monthly fee, 40 to 55 additional satellite-delivered channels such as CNN, ESPN, Lifetime, MTV, USA Network and TNT.

As of December 31, 2008, we had 1.32 million basic subscribers, representing a 46.2% penetration of estimated homes passed.

Digital Service.  We currently offer several programming packages that include digital basic channels, multichannel premium services, sports channels, digital music channels, an interactive on-screen program guide and full access to our VOD library. Currently, digital customers receive up to 230 digital channels, depending on the level of service selected. A digital converter or cable card is required to receive our digital and other advanced video services. Customers pay a monthly fee for digital video service, which varies according to the level of service taken and the number of digital converters in the home. As of December 31, 2008, we had 643,000 digital customers, representing a 48.8% penetration of our basic subscribers.

Pay-Per-View Service.  Our pay-per-view service allows customers to pay to view single showings of programming on an unedited, commercial-free basis, including feature films, live sporting events, concerts and other special events.

Video-On-Demand.  Mediacom On Demand, our VOD service, provides on-demand access to over 4,000 movies, special events and general interest titles and is available to 87% of our digital customers. Subscription-based VOD (“SVOD”) premium packages such as Starz!, Showtime and HBO are included when customers take such premium programming packages, and movies and other programming can be ordered on a first-run, pay-per-view basis. Our customers enjoy full two-way functionality, including the ability to start the programs at whatever time is convenient, as well as pause, rewind and fast forward VOD programming. Due to their limited two-way capability, direct broadcast satellite (“DBS”) providers are unable to offer a similar product to customers, which gives us a competitive advantage for these services in our markets.

High-Definition Television.  HDTV features high-resolution picture quality, digital sound quality and a wide-screen, theater-like display when using an HDTV set. Up to 26 high-definition (“HD”) channels, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks, are offered free of charge to our digital customers and represent the most widely-watched programming. We also offer over 100 HD titles on-demand, with plans to further expand our HD on-demand library in 2009.

Digital Video Recorders.  We make available to our customers HDTV-capable digital converters that have video recording capability, allowing them to record and store programming for later viewing, as well as pause and rewind live television. DVR services require the use of an advanced digital converter for which we charge a monthly fee.

As of December 31, 2008, 33.2% of digital customers received DVR and/or HDTV services.

Mediacom Online

Mediacom Online, our HSD product, offers to consumers packages of competitively priced cable modem-based services, with downstream speeds of up to 20Mbps, depending on the service selected. We believe our flagship residential HSD offering, at 8Mbps, is currently the fastest Internet service in substantially all of our markets. HSD customers who take our “VIP” triple play of video, Internet and phone enjoy an upgrade to 10 Mbps downstream speeds, free of charge. Our services include interactive portal, multiple e-mail addresses, personal webspace and local community content. In 2009, we are introducing an enhanced interactive portal, featuring a single sign-on for e-mail, local channel lineups, online billing and other Mediacom Online services, as well as proprietary content including video and other features that are designed to showcase the capability of faster broadband speeds. As of December 31, 2008, we had 737,000 HSD customers, representing a 25.8% penetration of estimated homes passed.

We are now investing in equipment with DOCSIS 3.0 technology, which will allow us to offer very high-speed Internet service, commonly referred to as “wideband.” We are now testing wideband service with download speeds of up to 100Mbps, and plan to selectively deploy this service in certain markets in 2009.

Mediacom Phone

Mediacom Phone is our Voice over Internet Protocol (“VoIP”) phone service that offers unlimited local, regional and long-distance calling within the United States, Puerto Rico, the U.S. Virgin Islands and Canada for a flat monthly rate, including popular calling features such as Caller ID with name and number, call waiting, three-way calling and enhanced Emergency 911 dialing. Directory assistance and voice mail services are available for an additional charge, and international calling is available at competitive rates. As of December 31, 2008, we marketed phone service to about 91% of our 2.85 million estimated homes passed and served 248,000 phone customers, representing a 9.5% penetration of estimated marketable phone homes passed. Substantially all of our phone customers take multiple services from us; almost 85% take the “VIP” triple play and approximately 14% take either video or HSD service in addition to phone.

Mediacom Business Services

We provide a range of advanced data services for the commercial market. For small and medium-sized businesses, we offer several packages of HSD services that include business e-mail, webspace storage and several IP address options. Using our fiber-rich regional networks, we also design customized Internet access and data transport solutions for large businesses, including the healthcare, financial services and education markets. For wireless communication providers, we offer point-to-point circuits to carry their voice and HSD traffic.

In 2009, we are launching Mediacom Business Phone service across most of our markets, aimed at small-to-medium sized businesses. This service will allow us to package video, HSD and phone services, which will improve our competitive positioning with the local telephone companies.

Advertising

We generate revenues from selling advertising time we receive from programmers, as part of our license agreements, to local, regional and national advertisers. Our advertising sales infrastructure includes in-house production facilities, production and administrative employees and a locally-based sales workforce. In many of our markets, we have entered into agreements commonly referred to as interconnects with other cable operators to jointly sell local advertising, simplifying our clients’ purchase of local advertising and expanding their geographic reach. In some of these markets, we represent the advertising sales efforts of other cable operators; in other markets, other cable operators represent us. Additionally, national and regional interconnect agreements have been negotiated with other cable system operators to simplify the purchase of advertising time by our clients.

In 2009, we plan to offer an advertising “triple-play” to businesses in our markets, combining traditional video advertising with advertising-supported VOD service and online advertising. Our advertising-supported VOD service permits interested customers to view long-form information advertisements, while allowing advertisers to track non-confidential aggregate viewing data. Our online advertising business revolves around the introduction of a new web portal, which will be introduced later this year. Businesses in our markets will have the ability to advertise to our customers through multiple platforms at competitive prices.

Marketing and Sales

We primarily focus on marketing our VIP triple play bundles, offering our customers a simply and easy way to order our products and services, the convenience of a single bill and discounted pricing compared to pricing on an individual product basis. We have enhanced our VIP offering with VIP Extra, a loyalty program rewarding customers who subscribe to the triple play with free VOD movies, faster HSD speeds and retailer discounts.

We employ a wide range of sales channels to reach current and potential customers, including direct marketing tactics such as direct mail, outbound telemarketing, door-to-door sales and field technician sales. We have substantially increased our direct door-to-door sales staff recently to expand our customer base and use our inbound contact centers to raise the awareness of service offerings. We also employ mass media, including broadcast television, radio, newspaper and outdoor advertising, to direct people to our inbound call centers or web site and advertise on our own cable systems to reach our current customers. Direct sales channels have also been established with national “e-tailers” to capture Internet sales.

Customer Care

Providing superior customer care contributes to customer satisfaction and customer retention and increases the penetration of our advanced services.

Contact Centers

Our customer care group has several contact centers which are staffed with dedicated customer service and technical support representatives that respond to customer inquiries on all of our products and services. Qualified representatives are available 24 hours a day, seven days a week to assist our customers. We have deployed a virtual contact center technology that helps our customer care group to function as a single, unified call center and allows us to effectively manage and leverage resources and reduce answer times through call-routing in a seamless manner. A web-based service platform called “e-Care” is available to our customers allowing them to order products via the Internet, manage their payments and receive general technical support and self-help tools to help troubleshoot technical difficulties.

Network Management and Field Operations

Our principal focus is effective, real-time network management. We have a centralized operations center whose personnel monitors the health and reliability of our network, using several network and service monitoring solutions to ensure reliability and performance of our product and services.

Our workflow management system for field technicians promotes on-time customer appointments and first call resolution to avoid repeat service trips and customer dissatisfaction. Field activity is scheduled, routed and accounted for seamlessly, including automated appointment confirmations, along with real time remote technician dispatching and service provisioning. Technicians have web-based, hand-held tools to determine real-time quality of service at customers’ homes, allowing us to effectively install new services and efficiently resolve customer-reported issues.

Community Relations

We are dedicated to fostering strong relations with the communities we serve, and believe that our local involvement strengthens the awareness of our brand. We support local charities and community causes, with events and campaigns to raise funds and supplies for persons in need, and in-kind donations that include production services and free airtime on cable networks. We participate in industry initiatives such as the Cable in the Classroom program, which provides more than 3,100 schools with free video service and more than 270 schools with free high-speed Internet service; and Get Ready for Digital TV, the cable industry’s 18-month multimedia consumer education initiative designed to inform cable customers and other consumers about how to manage the transition to digital broadcast television. We also provide free cable service to over 3,900 government buildings, libraries and not-for-profit hospitals, along with free HSD service to 320 such sites.

We develop and provide exclusive local programming for our communities, a service that is not offered by direct broadcast satellite providers. Several of our cable systems have production facilities to create local programming, which includes local school sports events, fund-raising telethons by local chapters of national charitable organizations, local concerts and other entertainment. We believe our local programming helps build customer loyalty in the communities we serve.

Franchises

Cable systems are generally operated under non-exclusive franchises granted by local governmental authorities. Historically, these franchises typically imposed numerous conditions, such as: time limitations on commencement and completion of construction; conditions of service, including population density specifications for service, the bandwidth capacity of the system, the broad categories of programming required, the provision of free service to schools and other public institutions, and the provision and funding of public, educational and governmental access channels (“PEG access channels”); a provision for franchise fees; and the maintenance or posting of insurance or indemnity bonds by the cable operator. Many of the provisions of local franchises are subject to federal regulation under the Communications Act of 1934, or Communications Act, as amended (the “Cable Act”).

Many of the states in which we operate have recently enacted comprehensive state-issued franchising statutes that cede control over our franchises away from local communities and towards state agencies, such as the various public service commissions that regulate other utilities. As of December 31, 2008, about 42% of our customer base was under a state-issued franchise. Some of these states permit us to exchange local franchises for state issued franchises before the expiration date of the local franchise. These state statutes make the terms and conditions of our franchises more uniform, and in some cases, eliminate locally imposed requirements such as PEG access channels.

As of December 31, 2008, we held 1,368 cable franchises. These franchises provide for the payment of fees to the issuing authority. In most of our cable systems, such franchise fees are passed through directly to the customers. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues from specified cable services and permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

We have never had a franchise revoked or failed to have a franchise renewed. In addition, substantially all of our franchises eligible for renewal have been renewed or extended prior to their stated expirations, and no franchise community has refused to consent to a franchise transfer to us. The Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person, the cable operator generally is entitled to the “fair market value” for the cable system covered by such franchise. The Cable Act also established comprehensive renewal procedures, which require that an incumbent franchisee’s renewal application be assessed on our own merits and not as part of a comparative process with competing applications. We believe that we have satisfactory relationships with our franchising communities.

Programming Supply

We have various fixed-term contracts to obtain programming for our cable systems from suppliers whose compensation is typically based on a fixed monthly fee per subscriber or customer. Although most of our contracts are secured directly, we also negotiate programming contract renewals through a programming cooperative of which we are a member. In general, we attempt to secure longer-term programming contracts, which may include marketing support and other incentives from programming suppliers.

We also have various retransmission consent arrangements with local broadcast station owners, allowing for carriage of their broadcast television signals on our cable systems. Federal Communications Commission (“FCC”) rules mandate that every three-years local broadcast station owners elect either must carry or retransmission consent. The most recent cycle ended on December 31, 2008, and we were able to reach agreement with all broadcasters whose agreements expired. Historically, retransmission consent has been contingent upon our carriage of satellite delivered cable programming offered by companies affiliated with the stations’ owners, or other forms of non-cash compensation. In the most recently completed cycle, cash payments and, to a lesser extent, our purchase of advertising time from local broadcast station owners were required to secure their consent.

We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe our programming costs will continue to rise in the future due to increased costs charged by programming suppliers, substantially due to existing programming.

Technology

Our cable systems are designed as hybrid fiber-optic coaxial (“HFC”) networks that have proven to be highly flexible in meeting the increasing requirements of our business. This HFC designed network is engineered to accommodate bandwidth management initiatives that provide increased capacity and performance for our advanced video and broadband products and services without the need for costly upgrades. We deliver our signals via laser-fed fiber optical cable from control centers known as headends and hubs to individual nodes. Coaxial cable is then connected from each node to the individual homes we serve. Our network design generally provides for six strands of fiber optic cable extended to each node, with two strands active and four strands “dark” or inactive for future use.

As of December 31, 2008, about 94% of our cable network had capacity of at least 750 megahertz, excluding portions that converted to all-digital technology. We operate from 116 headend facilities, with 97% of our basic subscribers served by our 50 largest headend facilities. We have two regional fiber networks which connect 83% of our estimated homes passed, upon which we have overlaid a video transport system that serves almost 80% of our video subscriber base. Our regional networks give us greater reach from a central location and make it more cost efficient to introduce new and advanced services to customers, helping us reduce equipment, personnel, connectivity charges and other expenditures.

Demand for new services, including additional HDTV channels, requires us to become more efficient with our bandwidth. For network efficiency purposes, we are moving certain of our video programming from analog to digital delivery, allowing us to deliver the same programming using less bandwidth. As channels move from analog to digital delivery, we can offer our customers more HDTV channels, faster HSD speeds and other advanced products and services using the reclaimed bandwidth. We also have introduced digital simulcasting across 50% of our cable system, giving digital ready customers better picture and sound quality for all of their video programming. This engineering duplicates analog channels as digital channels, and lower-cost digital set-top tuners are programmed to use the digital channel instead of the analog channel. It is also a necessary and important step toward an all digital platform and we expect to cover 75% of our customer base with digital simulcasting by year-end 2009.

Competition

We face intense and increasing competition from various communications and entertainment providers, principally DBS providers and certain local telephone companies, many of whom have greater resources than we do. We are also subject to rapid and significant changes and developments in the marketplace, in technology and in the regulatory and legislative environment. In the past several years, many of our competitors have expanded their service areas, added features and adopted aggressive pricing and packaging for services and features that are comparable to the services and features we offer. We are unable to predict the effects, if any, of such future changes or developments on our business.

Video

Direct Broadcast Satellite Providers

DBS providers, principally DirecTV, Inc. and DISH Network Corp., are the cable industry’s most significant video competitors, having grown their customer base rapidly over the past several years. They now serve more than 30 million customers nationwide, according to publicly available information. DBS service has technological constraints due to its limited two-way interactivity, which restricts their ability to compete with us in interactive video, HSD and phone. In contrast, our broadband network has full two-way interactivity, giving us a single platform that is capable of delivering true VOD and SVOD, as well as HSD and phone. DBS providers are seeking to expand their offerings to include these advanced services, and in many cases have marketing agreements under which local telephone companies offer DBS service bundled with their phone and HSD services. These synthetic bundles are generally billed as a single package, and from a consumer standpoint, appear similar to our triple play bundle. We believe that our delivery of multiple services from a single broadband platform is, and will continue to be, more cost effective than these arrangements between DBS providers and local phone companies, giving us a long-term competitive advantage.

Our ability to compete with DBS service depends, in part, on the programming available to them and us for distribution. DirecTV and DISH now offer more than 250 and 280 video channels of programming, respectively, much of it substantially similar to our video offerings. DirecTV also has exclusive arrangements with the National Football League (“NFL”) and Major League Baseball to offer sports programming unavailable to us. DBS providers also offer local HD broadcast signals of the four primary broadcast networks in certain major metropolitan markets across the U.S. DirecTV currently offers local HD signals in markets covering 85% of our basic subscribers, and more than 130 HD channels of national programming; DISH currently offers local HD signals in markets covering 38% of our basic subscribers, and more than 100 HD channels of national programming.

We believe our customers prefer the cost savings of the bundled products and services we offer and the convenience of having a single provider contact for ordering, scheduling, provisioning, billing and customer care. In addition, we have a meaningful presence in our customers’ communities, including the proprietary local content we produce in several of our markets. DBS providers are not locally-based, and therefore do not have the ability to offer locally-produced programming.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises granted by local authorities; more than one cable system may legally be built in the same area by another cable operator, a local utility or other provider. Some of these competitors, such as municipally-owned entities, may be granted franchises on more favorable terms or conditions, or enjoy other advantages such as exemptions from taxes or regulatory requirements, to which we are subject. Certain municipalities in our service areas have constructed their own cable systems in a manner similar to city-provided utility services. We believe that various entities are currently offering cable service, through wireline distribution networks, to 12.3% of our estimated homes passed; most of these entities were operating prior to our ownership of the affected cable systems.

Local Telephone Companies

Local telephone companies can offer video and other services to compete with us and may increasingly do so in the future. Two major local telephone companies, Verizon Communications Inc. and AT&T Inc., who have substantial resources, have built and are continuing to build fiber networks with fiber-to-the-node or fiber-to-the-home technology to replicate the cable industry’s triple play bundle. Their upgraded networks can now provide video, HSD and phone services that are comparable to ours, with entry prices similar to those we offer. Based on internal estimates, we believe that active marketing by AT&T and Verizon, with their reconstructed networks, covers approximately 2% of our estimated homes passed as of December 31, 2008.

Other

We also have other actual or potential video competitors, including: broadcast television stations; private home dish earth stations; multichannel multipoint distribution services (“MMDS”), which deliver programming services over microwave channels licensed by the FCC; satellite master antenna television systems which use technology similar to MMDS and generally serve condominiums, apartment complexes and other multiple dwelling units; new services such as wireless local multipoint distribution service; and potentially new services offered over still developing technologies. We currently have limited competition from these competitors.

HSD

Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies. DSL technology provides Internet access at data transmission speeds greater than that of standard telephone line or “dial-up” modems. Based upon the speeds we offer, we believe that our HSD product is superior to comparable DSL offerings in our service areas.

Some local telephone companies, such as AT&T, Qwest Communications International, Inc. and Verizon, have built and are continuing to build fiber networks that allow them to offer significantly faster HSD services compared to legacy DSL technology. They are now offering these higher speeds in a limited number of our markets. DBS providers have attempted to compete with our HSD service, but their satellite-delivered service has had limited success given their technical constraints. We expect that DBS providers will continue to explore other options for the provision of HSD services.

Other potential competitors include companies seeking to provide high-speed Internet services using wireless or other technologies. Many wireless telephone companies offer a mobile data service for cellular use, and may expand into consumers’ households in the future. Currently, wireless providers are unable to offer a data service with speeds that compare to our HSD service, but as their technology improves, this may change in the future. Another technology being used is the delivery of broadband services to the home via power lines. While this technology is currently only being used in very limited parts of the country, if electric utilities were to expand into our service areas, they could become formidable competitors given their resources.

The American Recovery Act of 2009 provides specific funding for broadband development as part of the economic stimulus package. It is likely that some of our existing and potential competitors will apply for funds under this program, which if successful may allow them to build or expand facilities faster, and deploy existing and new services sooner, and to more areas, than they otherwise would.

Phone

Mediacom Phone principally competes with the phone services offered by local telephone companies, who may have substantial capital, longstanding customer relationships and extensive existing facilities. In addition, Mediacom Phone competes with services offered by other VoIP providers that do not have a traditional facilities-based network, but provide their services through a consumer’s high-speed Internet connection.

In the last several years, a trend known as “wireless substitution” has developed where certain phone customers have decided they only need one phone provider, and the provider selected has been a wireless or cellular phone product. We expect this trend to continue in the future and, given the current economic downturn, may accelerate as consumers become more cost conscious.

Other Competition

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

Employees

As of December 31, 2008, we employed 4,444 full-time and 116 part-time employees. None of our employees are organized under, or are covered by, a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Legislation and Regulation

General

Federal, state and local laws regulate the development and operation of cable systems and, to varying degrees, the services we offer. Significant legal requirements imposed on us because of our status as a cable operator or by the virtue of the services we offer are described below.

Federal Regulation

The Cable Act establishes the principal federal regulatory framework for the industry. The Cable Act allocates primary responsibility for enforcing the federal policies among the FCC and state and local governmental authorities.

Subscriber Rates and Program Tiering

The Cable Act and the FCC’s regulations limit the amount cable systems can charge for certain services. The services included in this regulation are: the lowest level of programming service offered by the cable operator, which we call Broadcast Basic Service, the installation of cable service; service calls; and the installation, sale and lease of Broadcast Basic Service equipment. Federal law exempts cable systems from all rate regulation in communities that are subject to effective competition, which is defined as existing in a variety of circumstances that are increasingly satisfied with greater availability of comparable video service from DBS and some local phone companies. As of December 31, 2008, given the determinations we have received from the FCC that effective competition exists, we have about 89% of our basic subscribers that are not subject to rate regulation.

Other than requiring certain types of programming, such as the carriage of local broadcast channels and any public, governmental or educational access channels to be part of the basic tier, federal law does not currently impose any other restrictions on the way such channels are provided (e.g., on a tier or a la carte). In February 2006, the FCC adopted an order that expressed a preference that cable operators provide more services individually, or on smaller tiers. The FCC has taken no action on this matter since then and we cannot predict what action, if any, the FCC will take, however a requirement to provide channels on smaller tiers, or on an a la carte basis could adversely affect our business.

In January 2009, the FCC commenced the process for seeking Office of Management and Budget approval for the collection of information from cable operators in accordance with a November 2007 FCC decision to determine whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households passed by those systems subscribe to a cable service provider. If that condition exists, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate. We cannot predict whether this information collection will ultimately be approved or what action, if any, the FCC may take or how it could affect our business.

Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

Content Regulations

Must Carry and Retransmission Consent

The FCC’s regulations require local commercial television broadcast stations to elect once every three years whether to require a cable system to carry their stations, subject to certain exceptions, commonly called must-carry or to negotiate the terms by which the cable system may carry the station on its cable systems, commonly called retransmission consent. The most recent elections took effect January 1, 2009.

The Cable Act and the FCC’s regulations require a cable operator to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations. The Cable Act and the FCC’s rules also give certain local non-commercial educational television stations carriage rights, but not the option to negotiate retransmission consent. Additionally, cable systems must obtain retransmission consent for carriage of all distant commercial television stations, except for certain commercial satellite-delivered independent superstations such as WGN, commercial radio stations, and certain low-power television stations.

Through 2009, Congress barred broadcasters from entering into exclusive retransmission consent agreements. Congress also requires all parties to negotiate retransmission consent agreements in good faith.

Must-carry obligations may decrease the attractiveness of the cable operator’s overall programming offerings by including less popular programming on the channel line-up, while cable operators may need to provide some form of consideration to broadcasters to obtain retransmission consent to carry more popular programming. We carry both must-carry broadcast stations and broadcast stations that have granted retransmission consent. A significant number of local broadcast stations carried by our cable systems have elected to negotiate for retransmission consent, and we have entered into retransmission consent agreements with substantially all of them.

In February 2008, the FCC Chairman proposed a requirement that cable operators carry signals of low-power local television stations, referred to as Class A television stations. Over 500 such stations exist, mostly in rural areas and they do not currently have must-carry rights. The FCC has not taken any public action on this proposal. If ultimately imposed, this carriage obligation could consume valuable bandwidth and force us to drop or prevent us from adding other programming that is more highly valued by our subscribers.

In February 2009, Congress delayed the final date by which all full-power television stations must broadcast solely in digital format from February 18, 2009 to June 13, 2009. The legislation and the FCC’s facilitating rule changes generally empowered broadcasters to choose whether to discontinue analog transmissions on February 17th, at certain times prior to June 12th or on June 12, 2009. After ceasing analog transmissions, broadcasters must return their analog spectrum. This change from analog to digital by broadcast television stations is commonly referred to as the DTV transition, or the digital transition. Local television stations that surrender their analog channel and broadcast only digital signals prior to the end of the digital transition may seek mandatory carriage for their digital signals instead. Stations transmitting in both digital and analog formats, which is permitted during the transition period, have no carriage rights for the digital format during the transition unless and until they turn in their analog channel.

After a broadcast station carried pursuant to must-carry has ceased transmitting in analog format, the FCC has mandated that it is the responsibility of cable operators to ensure that cable subscribers with analog television sets can continue to view that broadcast station’s signal, thus creating a “dual carriage” requirement for must-carry signals post-DTV transition. Cable operators that are not “all-digital” will be required for at least a three year period to provide must-carry signals to their subscribers in the primary digital format in which the operator receives the signal (i.e. high definition or standard definition), and downconvert the signal from digital to analog so that it is viewable to subscribers with analog television sets. Cable systems that are “all digital” are not required to downconvert must-carry signals into analog, and may provide the must-carry signals in only in a digital format. The FCC has ordered that the cable operator bear the cost of any downconversion. The “dual carriage” requirement has the potential of having a negative impact on us because it reduces available channel capacity and thereby could require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers.

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

Use of Our Cable Systems by the Government and Unrelated Third Parties

The Cable Act allows local franchising authorities and unrelated third parties to obtain access to a portion of our cable systems’ channel capacity for their own use. For example, the Cable Act permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming; and requires a cable system with 36 or more activated channels to designate a significant portion of that activated channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

The FCC regulates various aspects of third party commercial use of channel capacity on our cable systems, including: the maximum reasonable rate a cable operator may charge for third party commercial use of the designated channel capacity; the terms and conditions for commercial use of such channels; and the procedures for the expedited resolution of disputes concerning rates or commercial use of the designated channel capacity.

Migration of PEG channels from analog to digital service tiers frees up bandwidth over which we can provide a greater variety of other programming or service options. During 2008, such migration, however, met opposition from some municipalities, members of Congress and FCC officials. Any legislative or regulatory action to restrict our ability to migrate PEG channels could adversely affect our ability to provide additional programming desired by viewers.

In February 2008, the FCC released a Report and Order which could allow certain leased access users lower cost access to channel capacity on cable systems. The new regulations limit fees to 10 cents per subscriber per month for tiered channels and in some cases, potentially no charge. The regulations also impose a variety of leased access customer service, information and reporting standards. In May 2008, a federal appeals court stayed implementation of the new rules. In July 2008, the United States Office of Management and Budget denied approval of the new rules citing the FCC’s failure to meet substantive requirements of The Paperwork Reduction Act of 1995. In July 2008, the federal appeals court agreed at the request of the FCC to hold the case in abeyance until the FCC resolved its issues with the Office of Management and Budget. If implemented as promulgated, these changes will likely increase our costs and could cause additional leased access activity on our cable systems and thereby require us to either discontinue other channels of programming or restrict our ability to carry new channels of programming or other services that may be more desirable to our customers. We cannot, however, predict whether the FCC will ultimately enact these rules as promulgated, whether it will seek to implement revised rules, or whether it will attempt to implement any new commercial leased access rules.

Franchise Matters

We have non-exclusive franchises in virtually every community in which we operate that authorize us to construct, operate and maintain our cable systems. Although franchising matters have traditionally been regulated at the local level through a franchise agreement and/or a local ordinance, many states now allow or require cable service providers to bypass the local process and obtain franchise agreements or equivalent authorizations directly from state government. Many of the states in which we operate, including California, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Michigan, Missouri, North Carolina and Wisconsin make state-issued franchises available. State-issued franchises in many states generally allow local telephone companies or others to deliver services in competition with our cable service without obtaining equivalent local franchises. In states where available, we are generally able to obtain state-issued franchises upon expiration of our existing franchises. Our business may be adversely affected to the extent that our competitors are able to operate under franchises that are more favorable than our existing local franchises. While most franchising matters are dealt with at the state and/or local level, the Cable Act provides oversight and guidelines to govern our relationship with local franchising authorities whether they are at the state, county or municipal level.

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

Registered utility holding companies and their subsidiaries may provide telecommunications and cable services. The FCC has adopted rules that: (i) affirm the ability of electric service providers to provide broadband Internet access services over their distribution systems; and (ii) seek to avoid interference with existing services. Electric utilities could be formidable competitors to cable system operators.

Cable Equipment

The Cable Act and FCC regulations seek to promote competition in the delivery of cable equipment by giving consumers the right to purchase set-top converters from third parties as long as the equipment does not harm the network, does not interfere with services purchased by other customers and is not used to receive unauthorized services. Over a multi-year phase-in period, the rules also required multichannel video programming distributors, other than direct broadcast satellite operators, to separate security from non-security functions in set-top converters to allow third party vendors to provide set-tops with basic converter functions. To promote compatibility of cable systems and consumer electronics equipment, the FCC adopted rules implementing “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support for digital televisions equipped with built-in set-top functionality. In May 2008, Sony Electronics and members of the cable industry submitted to the FCC a Memorandum of Understanding (“MOU”) in connection with the development of tru2waytm — a national two-way “plug and play” platform; other members of the consumer electronics industry have since joined the MOU.

Since July 1, 2007, cable operators have been prohibited from issuing to their customers new set-top terminals that integrate security and basic navigation functions. The FCC has set forth a number of limited circumstances under which it will grant waivers of this requirement. We obtained a conditional waiver from the FCC that allowed us to deploy low-cost, integrated set-top boxes in certain cable systems serving less than five percent of our subscriber base and we have met the condition to upgrade to all-digital operations in those systems by February 17, 2009. In all other systems, we remain in full compliance with the rules banning integration of security and basic navigation functions in set-top terminals.

On March 2, 2009, the FCC issued a Notice of Inquiry to collect information regarding the existence and availability of advanced technologies to allow blocking of parental selected content that are compatible with various communications devices or platforms. The Child Safe Viewing Act of 2007 requires that the FCC to issue a report to Congress by August 29, 2009. Congress intends to use that information to spur development of the next generation of parental control technology. Additional requirements to permit selective parental blocking could impose additional costs on us.

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

This telecommunications services formula which produces higher maximum permitted attachment rates applies only to cable systems which elect to offer telecommunications services. The FCC ruled that the provision of Internet services would not, in and of itself, trigger use of this new formula. The Supreme Court affirmed this decision and held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. The Supreme Court’s decision upholding the FCC’s classification of cable modem service as an information service should strengthen our ability to resist rate increases based solely on the delivery of cable modem services over our cable systems. As we continue our deployment of cable telephony and certain other advanced services, utilities may continue to seek to invoke the higher rates.

As a result of the Supreme Court case upholding the FCC’s classification of cable modem service as an information service, the 11th Circuit has considered whether there are circumstances in which a utility can ask for and receive rates from cable operators over and above the rates set by FCC regulation. In the 11th Circuit’s decision upholding the FCC rate formula as providing pole owners with just compensation, the 11th Circuit also determined that there were a limited set of circumstances in which a utility could ask for and receive rates from cable operators over and above the rates set by the formula including if an individual pole was “full” and where it could show lost opportunities to rent space presently occupied by another attacher at rates higher than provided under the rate formula.. After this determination, Gulf Power Company pursued just such a claim based on these limited circumstances before the FCC. The Administrative Law Judge appointed by the FCC to determine whether the circumstances were indeed met ultimately determined that Gulf Power could not demonstrate that the poles at issue were “full.” Gulf Power has appealed this decision to the full Commission and the appeal is pending. Failing to receive a favorable ruling there, Gulf Power could pursue its claims in the federal court.

In November 2007, the FCC released a Notice of Proposed Rulemaking (“NPRM”) addressing pole attachment rental rates, certain terms and conditions of pole access and other issues. The NPRM calls for a review of long-standing FCC rules and regulations, including the long-standing “cable rate” formula and considers effectively eliminating cable’s lower pole attachment fees by imposing a higher unified rate for entities providing broadband Internet service. While we cannot predict the effect that the outcome of the NPRM will ultimately have on our business, changes to our pole attachment rate structure could significantly increase our annual pole attachment costs.

Multiple Dwelling Unit Building Wiring

The FCC has adopted cable inside wiring rules to provide a more specific procedure for the disposition of residential home wiring and internal building wiring that belongs to an incumbent cable operator that is forced by the building owner to terminate its cable services in a building with multiple dwelling units. In 2007, the FCC issued rules voiding existing and prohibiting future exclusive service contracts for services to multiple dwelling unit or other residential developments. In March 2008, the FCC enacted a ban on the contractual provisions that provide for the exclusive provision of telecommunications services to residential apartment buildings and other multiple tenant environments. The loss of exclusive service rights in existing contracts coupled with our inability to secure such express rights in the future may adversely affect our business to subscribers residing in multiple dwelling unit buildings and certain other residential developments.

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

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. Congress adopted legislation in 2004 extending this authority for an additional five years. Absent implementation of the recommendations by the Copyright Office in its 2008 Report to Congress (discussed below) to abandon the current cable and satellite compulsory licenses, Congress may act to extend the satellite compulsory license beyond 2009. In conjunction with this review, Congress held several hearings in February 2009, some of which included testimony with respect to the continuation or modification of the cable compulsory license.

The 2004 legislation also directed the United States Copyright Office to submit a report to Congress by June 2008 recommending any changes to the cable and satellite licenses that the Office deems necessary. The Copyright Office’s Report to Congress analyzed copyright compulsory licensing for the cable and satellite television industries’ carriage of broadcast television signals and made recommendations as to any necessary revisions. The Copyright Office’s long-term recommendation was to abandon the cable (Section 111) and satellite (Section 119) compulsory licenses for carriage of distant broadcast signals, but as an interim measure, create an unified short-term statutory license to commence when the Section 119 license expires at the end of 2009. In the alternative, the Copyright Office makes specific recommendations for statutory reform of the cable compulsory license. Among other things, the Copyright Office recommends that Congress make legislative changes to treat each non-simulcast multicast stream of a distant signal as a separate signal subject to a royalty fee, a change that could significantly increase our copyright royalty costs. In addition, the Copyright Office recommends elimination of the complex formula currently used for calculating Section 111 royalty fees in favor a flat, per-subscriber, per-signal fee, and elimination of the minimum fee currently paid even where no distant signals are carried. The impact of these proposal on our copyright costs cannot be predicted. The Copyright Office Report includes other recommendations regarding the operation of the Section 111, including placing limits on the number of distant broadcast signals that can be carried, which can adversely affect the desirability of the programming we offer to subscribers. The Copyright Office warns that piecemeal modification of the statutory provisions could upset the delicate statutory structure. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers.

The Copyright Office has commenced inquiries soliciting comment on petitions it received seeking clarification and revisions of certain cable compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The petitions seek, among other things, clarification regarding: (i) inclusion in gross revenues of digital converter fees, additional set fees for digital service and revenue from required “buy throughs” to obtain digital service; (ii) reporting of “dual carriage” and multicast signals; and (iii) certain reporting practices, including the definition of “community.” In May 2008, the Copyright Office terminated a Notice of Inquiry proceeding, concluding that cable operators must include in their compulsory license royalty calculation a distant signal carried anywhere in the cable system as if it were carried everywhere in the system, thus resulting in payments on “phantom signals.” While the Office determined that it did not have the authority to change the royalty fee structure, it did advocate for updating the cable system definition as part of its Report to Congress to address this concern. Moreover, the Copyright Office has not yet acted on a filed petition and may solicit comment on the definition of the definition of a “network” station for purposes of the compulsory license.

We cannot predict the outcome of any legislative or agency activity; however, it is possible that certain changes in the rules or copyright compulsory license fee computations or compliance procedures could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis. Further, we are unable to predict the outcome of any legislative or agency activity related to the right of direct broadcast satellite providers to deliver local or distant broadcast signals.

Privacy and Data Security

The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs.

Certain of these Cable Act requirements have been modified by certain more recent federal laws. Other federal laws currently impact the circumstances and the manner in which we disclose certain customer information and future federal legislation may further impact our obligations. In addition, many states in which we operate have also enacted customer privacy statutes, including obligations to notify customers where certain customer information is accessed or believed to have been accessed without authorization. These state provisions are in some cases more restrictive than those in federal law. In February 2009, a federal appellate court upheld an FCC regulation that requires VoIP subscribers to provide “opt-in” approval before certain subscriber information can be shared with a business partner for marketing purposes. Moreover, we are subject to a variety of federal requirements governing certain privacy practices and programs.

During 2008, several members of Congress commenced an inquiry into the use by certain cable operators of a third-party system that tracked activities of subscribers to facilitate the delivery of advertising more precisely targeted to each household, a practice known as behavioral advertising. In February 2009, the Federal Trade Commission issued revised self-regulatory principles for online behavioral advertising. We cannot predict if there will be additional regulatory action or whether Congress will enact legislation that impacts the ability to effectively engage in behavioral advertising in the future. Additionally, future federal and/or state laws may cover such issues as privacy, access to some types of content by minors, pricing, encryption standards, consumer protection, electronic commerce, taxation of e-commerce, copyright infringement and other intellectual property matters. The adoption of such laws or regulations in the future may decrease the growth of such services and the Internet, which could in turn decrease the demand for our HSD service, increase our costs of providing such service, impair the ability to access potential future advertising revenue streams or have other adverse effects on our business, financial condition and results of operations.

HSD Service

In 2002, the FCC announced that it was classifying Internet access service provided through cable modems as an interstate information service and determined that gross revenues from such services should not be included in the revenue base from which franchise fees are calculated. Although the United States Supreme Court has held that cable modem service was properly classified by the FCC as an “information service,” freeing it from regulation as a “telecommunications service,” it recognized that the FCC has jurisdiction to impose regulatory obligations on facilities-based Internet service providers. The FCC has an ongoing rulemaking process to determine whether to impose regulatory obligations on such providers, including us. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters but do not expect that any additional franchise fees we may be required to pay will be material to our business and operations.

In 2005, the FCC issued a non-binding policy statement providing four principles to guide its policymaking regarding Internet services. According to the policy statement, consumers are entitled to: (i) access the lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. These principles are generally referred to as “network neutrality.” In January 2008, the FCC opened an investigation against another cable operator for violating its 2005 policy statement by, among other things, allegedly managing user bandwidth consumption by identifying and restricting the applications being run, and the actual bandwidth consumed. In August 2008, the FCC took action against another cable provider after determining that the network management practices of that provider violated the FCC’s Internet Policy Statement. This decision may establish de facto standards that limit the network management practices that cable operators use to manage bandwidth consumption on their networks. We cannot predict the outcome of any pending proceedings or any impact these developments may have on the FCC’s net neutrality requirements as they apply to other Internet access providers.

Our HSD service enables individuals to access the Internet and to exchange information, generate content, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Potentially, third parties could seek to hold us liable for the actions and omissions of our HSD service customers, such as defamation, negligence, copyright or trademark infringement, fraud or other theories based on the nature and content of information that our customers use our service to post, download or distribute. We also could be subject to similar claims based on the content of other websites to which we provide links or third-party products, services or content that we may offer through our Internet service. Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws.

We regularly receive notices of claimed infringements by our HSD service users. The owners of copyrights and trademarks have been increasingly active in seeking to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider — for example, a customer’s use of an Internet service or the resources it provides to post, download or disseminate copyrighted music, movies, software or other content without the consent of the copyright owner or to seek to profit from the use of the goodwill associated with another person’s trademark. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. So far, Congress has not adopted similar protections for trademark infringement claims.

Voice-over-Internet Protocol Telephony

The 1996 amendments to the Cable Act created a more favorable regulatory environment for cable operators to enter the phone business. Over the past several years, numerous cable operators have commenced offering VoIP telephony as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment, ranging from minimal or no regulation to full-blown common carrier status. As part of the proceeding to determine any appropriate regulatory obligations for VoIP telephony, the FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation. In 2006, the FCC announced that it would require VoIP providers to contribute to the Universal Service Fund based on their interstate service revenues. Recently, the FCC issued a Further Notice of Proposed Rulemaking with respect to possible changes in the intercarrier compensation model in a way that could financially disadvantage us and benefit some of our competitors. Beginning in 2007, facilities-based broadband Internet access and interconnected VoIP service providers were required to comply with Communications Assistance for Law Enforcement Act requirements. It is unknown what conclusions or actions the FCC may take or the effects on our business.

Despite the FCC’s interpretations to date, the Missouri Public Service Commission has held that cable operators providing VoIP services must obtain state certification. The decision is being appealed by that cable provider.

In January 2009, the FCC issued a letter to another cable provider of VoIP service that could signal a shift in the regulatory classification of VoIP service. In that letter, the FCC questioned whether the segregation of VoIP for bandwidth management purposes would make it a facilities based provider of telecommunications services and thus subject to common carrier regulation. We cannot predict how these issues will be resolved.

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

Risks Related to our Operations

Our products and services face a great deal of competition that could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater resources and operating capabilities, more brand name recognition and long-standing relationships with regulatory authorities and customers.

Our principal competitors are DBS providers and local telephone companies. DBS providers, principally DirecTV and DISH, are our most significant video competitors. They have a video offering that is, in some respects, similar to our video services, including DVR and some interactive capabilities and hold exclusive rights to programming such as the NFL that is not available to us and other video providers. We have lost a significant number of video subscribers to DBS providers in the past, and will continue to face significant challenges from them. Certain local telephone companies, including AT&T, Verizon and Qwest, are actively deploying fiber more extensively in their networks. In the case of AT&T and Verizon, these deployments enable them to offer video, HSD and phone service to consumers in bundled packages similar to those which we currently provide. DBS providers in some cases have marketing agreements under which local telephone companies sell DBS service bundled with their phone and HSD services. These synthetic bundles are generally billed as a single package, and from a consumer standpoint, appear similar to our triple play bundle. We also face competition from municipal entities that provide video, HSD and phone services. Some municipal entities are also exploring building wireless networks to deliver these services. Many companies have increased their offerings of video content streamed over the Internet, often accessed free of charge, which could negatively impact demand for our video services.

Our HSD service faces competition from local telephone companies utilizing their upgraded fiber networks and/or DSL lines, Wi-Fi, Wi-Max and wireless broadband services provided by wireless service providers, broadband over power line providers, and from providers of traditional dial-up Internet access. The American Recovery Act of 2009 provides specific funding for broadband development as part of the economic stimulus package. It is likely that some of our existing and potential competitors will apply for funds under this program, which if successful may allow them to build or expand facilities faster, and deploy existing and new services sooner, and to more areas, than they otherwise would.

Our phone service faces competition for voice customers from local telephone companies, wireless telephone service providers, VoIP service and others. Competition in phone service is intensifying as more consumers are replacing their wireline service with wireless service.

Weakening economic conditions may adversely impact our business, financial condition and results of operations.

During 2008, the downturn in the global financial markets, the tightening of credit markets and the collapse of several large financial institutions caused already weak economic conditions to worsen. Most of our revenues are provided by residential customers who may downgrade their services, or discontinue some, or all of their services, if these economic conditions persist, or further weaken.

We may be unable to keep pace with rapid technological change that could adversely affect our business and our results of operations.

We operate in a rapidly changing environment, and our success depends, in part, on our ability to enhance existing, or adopt new, technologies to maintain or improve our competitive positioning. It may be difficult to keep pace with future technological developments, and if we fail to choose technologies that provide products and services that are preferred by our customers and that are cost efficient to us, we may experience customer losses and our results of operations may be adversely affected.

The continuing increases in programming costs may have an adverse affect on our results of operations.

Programming costs have historically been our largest single expense category and have increased dramatically over the last several years. The largest increases have come from sports programming and, more recently, from broadcast stations in the form of retransmission consent fees. We expect programming costs to continue to increase in the coming years largely as a result of both increased unit costs charged by the satellite delivered networks we carry, in addition to increasing financial demands by local broadcast stations to obtain their retransmission consent. If we refuse to meet the demands of these broadcast station owners, or are unable to negotiate reasonable contracts with non-broadcast networks, we may not be able to transmit these stations, which may result in the loss of existing or potential additional subscribers.

Our video service profit margins have declined over the last several years, as the cost to secure cable programming and broadcast station retransmission consent outpaces video revenue growth. If we are unable to increase subscriber rates, or offer additional services to fully offset such programming costs, our video service margins will continue to deteriorate.

We may be unable to secure necessary hardware, software, telecommunications and operational support that may impair our ability to provision and service our customers and adversely affect our business.

Third party firms provide some of the inputs used in delivering our products and services, including digital set-top converter boxes, DVRs and VOD equipment; routers, provisioning and other software; the telecommunications network, interconnection agreements and e-mail platform for our HSD and phone services; fiber optic cable and construction services for expansion and upgrades of our cable systems; and our customer billing platform. Some of these companies may hold leverage over us, considering that they are the sole supplier of certain products and services, or that there is a long lead time and/or significant expense required to transition to another provider. As a result, our operation depends on the successful operation of these companies. Any delays or disruptions in the relationship as a result of contractual disagreements, operational or financial failures on the part of the suppliers, or other adverse events, could negatively affect our ability to effectively provision and service our customers. Demand for some of these items has increased with the general growth in demand for Internet and telecommunications services. We typically do not carry significant inventories of equipment. Moreover, if there are no suppliers that are able to provide set-top converter boxes that comply with evolving Internet and telecommunications standards, or that are compatible with other equipment and software that we use, this could negatively affect our ability to effectively provision and service our customers.

We depend on network and information systems and other technologies. A disruption or failure in such systems and technologies could have a material adverse affect on our business, financial condition and results of operations.

Because of the importance of network and information systems and other technologies to our business, any events affecting these systems and technologies could have a devastating impact on our business. These events include computer hacking, computer viruses, worms or other disruptive software, process breakdowns, denial of service attacks and other malicious activities or any combination of the foregoing, natural disasters, power outages and man-made disasters. Such occurrences may cause service disruptions, loss of customers and revenues and negative publicity, and may result in significant expenditures to repair or replace the damaged infrastructure, or protect from similar occurrences in the future. We may also be negatively affected by the illegal acquisition and dissemination of data and information, including customer, personnel, and vendor data, and this may require us to expend significant capital and other resources to remedy any such security breach.

Our business depends on certain intellectual property rights and on not infringing on the intellectual property rights of others.

We rely on our copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, results of operations, and financial condition could be adversely affected.

Some of our cable systems operate in the Gulf Coast region, which historically has experienced severe hurricanes and tropical storms.

Cable systems serving approximately 10% of our subscribers are located on or near the Gulf Coast in Alabama, Florida and Mississippi. In 2004 and 2005, three hurricanes impacted these cable systems to varying degrees causing property damage, service interruption and loss of customers. The Gulf Coast could experience severe hurricanes in the future. This could adversely impact our results of operations in affected areas, causing us to experience higher than normal levels of expense and capital expenditures, as well as the potential loss of customers and revenues.

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

Risks Related to our Financial Condition

We are exposed to risks caused by disruptions in the capital and credit markets, which could have an adverse affect on our business, financial condition and results of operations.

We rely on the capital markets for senior note offerings and on the credit markets for bank credit arrangements to meet our financial commitments and liquidity needs. Over the past several months, the U.S. economy entered a recession, with major downturns in financial markets and the collapse or significant weakening of many banks and other financial institutions. The capital and credit markets severely tightened, making it extremely difficult for many companies to obtain financing at all or on terms comparable to those available over the past several years. The disruptions in the capital and credit markets could adversely affect our ability to refinance on satisfactory terms, or at all, our scheduled debt maturities in the coming years and could adversely affect our ability to draw on our revolving credit facilities.

As of December 31, 2008, after giving effect to the Exchange Agreement with an affiliate of Morris Communications, which was completed on February 13, 2009, approximately $284.0 million was available for borrowing under the revolving credit facility maintained by the operating subsidiaries of Mediacom LLC (the “LLC Revolver”) and approximately $368.1 million could be borrowed under the revolving credit facility of the operating subsidiaries of Mediacom Broadband LLC (the “Broadband Revolver”). The LLC revolver expires on September 30, 2011, and the Broadband Revolver expires on December 31, 2012. Beyond 2012, we also face significant principal payments on outstanding senior notes of Mediacom LLC and Mediacom Broadband LLC, as well as term loans under the bank credit agreements of their respective operating subsidiaries. If the current economic conditions were to persist or worsen, we may not be able to replace the liquidity lost as each revolving credit facility expires, or refinance outstanding balances on maturing revolving credit facilities, term loans or senior notes at all or on acceptable terms. Even if we can secure refinancing, if prevailing credit market conditions persist or worsen, we would likely pay considerably higher interest rates on any refinancing or new financing than those we currently pay.

We also could be negatively affected by the weakness or failure of some of the financial institutions we rely upon for liquidity. Some lenders may not be able to meet their funding obligations to us under the LLC and Broadband Revolvers if they experience shortages of capital or liquidity. If that were to happen, our other lenders would not be required to fund any shortfalls because their obligations to us are several, but not joint. If one or more lenders failed to fund, in aggregate, a significant share of any future borrowings under our revolving credit facilities, there could be a material adverse impact upon our financial condition and results of operations.

We also may take measures to conserve cash and hold significantly higher cash balances than we have in the recent past until the financial markets stabilize. This may include the deferral of capital expenditures, which could adversely affect our ability to retain our existing customer base and attract new customers.

We have substantial debt, we are highly leveraged and we have significant interest payment requirements, which could limit our operational flexibility and have an adverse affect on our financial condition and results of operations.

As of December 31, 2008, our total debt was approximately $3.316 billion. Because of our substantial indebtedness, we are highly leveraged and will continue to be so. As a result, our debt service obligations require us to use a large portion of our revenues and cash flows to pay interest, reducing our ability to finance our operations, capital expenditures and other activities. Our cash interest expense for 2008 was $217.8 million. A portion of our debt, including outstanding debt under our revolving credit facilities, has a variable rate of interest determined by the Eurodollar rate plus a margin which varies depending on the ratio of senior indebtedness (as defined) under the credit facility to system cash flow (as defined). If we incurred additional debt under our revolving credit facilities, the Eurodollar rate were to rise and/or our system cash flow decreased, we would be required to pay additional interest expense, which would have an adverse affect on our results of operations.

Our credit agreements and senior notes require compliance with certain financial and other covenants including, but not limited to, a ratio of senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. The credit agreements also require compliance with other covenants including, but not limited to, limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. Our senior notes contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, of 7.0 to 1.0 in the case of Mediacom LLC’s senior notes, and 8.5 to 1.0 in the case of Mediacom Broadband LLC’s senior notes. These agreements also contain limitations on dividends, investments and distributions. Complying with these covenants may cause us to take actions that we otherwise would not take or cause us not to take actions that we otherwise would take.

We cannot assure you that our business will generate sufficient cash flows to permit us to fulfill our financial covenants or revenues to fulfill our debt service and repay our debt. Our highly leveraged position exposes us to significant risk in the event of downturns in the economy or our business.

We are a holding company, and if our operating subsidiaries are unable to make funds available to us, we may not be able to fund their indebtedness and other obligations.

We are a holding company, and do not have any operations or hold any assets other than our investments in, and our advances to, our direct, wholly-owned subsidiaries, Mediacom Broadband LLC and Mediacom LLC. The various operating subsidiaries of Mediacom Broadband LLC and Mediacom LLC conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of cash that they have to fund their obligations (including, without limitation, the payment of interest on, and the repayment of principal of, their outstanding indebtedness) is the cash that the operating subsidiaries generate from their operations and from borrowing under their subsidiary credit facilities. The operating subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to Mediacom Broadband LLC or Mediacom LLC. The ability of our subsidiaries to make funds available to us in the form of dividends, loans, advances or other payments, will depend upon the operating results of such subsidiaries, applicable laws and contractual restrictions, including covenants under such subsidiaries’ credit facilities and the indentures governing our senior notes.

In the event of a liquidation or reorganization of any of our subsidiaries, the creditors of any of such subsidiaries, including trade creditors, would be entitled to a claim on the assets of such subsidiaries prior to any claims of the stockholders of any such subsidiaries, and those creditors are likely to be paid in full before any distribution is made to such stockholders. To the extent that we, or any of our direct or indirect subsidiaries, is a creditor of another of our subsidiaries, the claims of such creditor could be subordinated to any security interest in the assets of such subsidiary and/or any indebtedness of such subsidiary senior to that held by such creditor.

A default under our indentures or our credit facilities could result in an acceleration of our indebtedness and other material adverse effects.

The agreements and instruments governing our subsidiaries’ indebtedness contain financial and operating covenants. The breach of any of these covenants could cause a default, which may result in the indebtedness becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries are pledged as collateral under our respective subsidiary credit facilities. A default under one of our subsidiary credit facilities could result in a foreclosure by the lenders on the membership interests pledged under that facility. Because we are dependent upon our operating subsidiaries for all of our cash flows, a foreclosure would have a material adverse effect on our business, financial condition and results of operations.

A lowering of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

Our debt ratings are below the investment grade category, which results in higher borrowing costs. There can be no assurance that our debt ratings will not be lowered in the future by a rating agency. While there are no restrictions or covenants tied to our debt ratings under our current arrangements, a lowering in our debt ratings may further increase our future borrowing costs as well as reduce our access to capital.

We have a history of net losses and we may continue to generate net losses in the future.

We have a history of net losses, and may continue to report net losses in the future. We reported net losses of $77.5 million, $95.1 million and $124.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. In general, our net losses principally result from depreciation and amortization expenses associated with our acquisitions and the capital expenditures related to expanding and upgrading our cable systems, interest expense and other financing charges related to our indebtedness, and losses on derivatives. Should our net losses continue, they may limit our ability to attract needed financing, and to do so on favorable terms, because such losses may detract some investors from investing in our securities.

Changes to our valuation account for deferred tax assets can cause our net income or net loss to fluctuate significantly.

As of December 31, 2008, we had pre-tax net operating loss carryforwards for federal purposes of approximately $2.3 billion; if not utilized, they will expire in the years 2021 through 2028. Mostly due to these net operating loss carryforwards, as of December 31, 2008, we had deferred tax assets of $968.3 million. These assets have been reduced by a valuation allowance of $677.4 million to reflect our assessment of the likelihood of their recovery in future periods.

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

Impairment of our goodwill and other intangible assets could cause significant losses.

As of December 31, 2008, we had approximately $2.0 billion of unamortized intangible assets, including goodwill of $220.7 million and franchise rights of $1.8 billion on our consolidated balance sheets. These intangible assets represented approximately 54% of our total assets.

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

The impairment tests require us to make an estimate of the fair value of intangible assets, which is determined using a discounted cash flow methodology. Since a number of factors may influence determinations of fair value of intangible assets, we are unable to predict whether impairments of goodwill or other indefinite-lived intangibles will occur in the future. Any such impairment would result in our recognizing a corresponding write-off, which could cause us to report a significant noncash operating loss. Such impairment could have an adverse effect on our business, financial condition and results of operations. Our annual impairment analysis was performed as of October 1, 2008 and resulted in no impairment. Given the continuing economic downturn and overall market conditions, we may be required to conduct an impairment analysis prior to our anniversary date, and such analysis may result in an impairment of the fair value of our intangible assets.

Risks Related to Legislative and Regulatory Matters

Changes in cable regulations could adversely impact our business.

The cable industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level. Many aspects of such regulation are currently the subject of judicial and administrative proceedings and legislative and administrative proposals, and lobbying efforts by us and our competitors. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state and local laws. The results of current or future judicial and administrative proceedings and legislative activities cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could have an adverse impact on our business including those described below. See “Business — Legislation and Regulation.”

Additional regulation of rates charged for our services could impair future revenues.

Expansion of rate regulation beyond that currently imposed on certain of our cable services or on any other services we offer could restrict our ability to generate future revenues and thus adversely affect our business. See “Business — Legislation and Regulation — Federal Regulation — Subscriber Rates and Program Tiering.”

Denials of franchise renewals or continued absence of franchise parity can adversely impact our business.

Where State-Issued Franchises are not available, local franchising authorities may demand concessions, or other commitments, as a condition to renewal, and these concessions or other commitments could be costly. Although the Cable Act affords certain protections, there is no assurance that we will not be compelled to meet their demands in order to obtain renewals.

Our cable systems are operated under non-exclusive franchises. As of December 31, 2007, approximately 12.3% of the estimated homes passed by our cable systems were served by other cable operators. Because of the FCC’s actions to speed issuance of local competitive franchises and because many states in which we operate cable systems have adopted and other states may adopt legislation to allow others, including local telephone companies, to deliver services in competition with our cable service without obtaining equivalent local franchises, we may face not only increasing competition but we may be at a competitive disadvantage due to lack of regulatory parity. Any of these factors could adversely affect our business. See “Business — Legislation and Regulation — Federal Regulation — Franchise Matters.”

Changes in carriage requirements could impose additional cost burdens on us.

Any change that increases the amount of content that we must carry on our cable systems can adversely impact our business by increasing our cost and limiting our ability to carry other programming more valued by our subscribers or limit our ability to provide other services. For example, if we are required to carry more than the primary stream of digital broadcast signals or the signals of “Class A” low power broadcast stations or if the FCC regulations are put into effect that require us to provide either very low cost or no cost commercial leased access, our business would be adversely affected. See “Business — Legislation and Regulation — Federal Regulation — Content Regulations.”

Pending FCC and court proceedings could adversely affect our HSD service.

The regulatory status of providing HSD service by cable companies remains uncertain. If the FCC imposes additional regulatory burdens or further restricts the methods we may employ to manage the operation of our network, our costs would increase and our business would be adversely affected. See “Business — Legislation and Regulation — Federal Regulation — HSD Service.”

Our phone service may become subject to additional regulation.

The regulatory treatment of VoIP services like those we and others offer remains uncertain. The FCC, Congress, the courts and the states continue to look at issues surrounding the provision of VoIP, including whether this service is properly classified as a telecommunications service or an information service. Any changes to existing law as it applies to VoIP or any determination that results in greater or different regulatory obligations than competing services would result in increased costs, reduce anticipated revenues and impede our ability to effectively compete or otherwise adversely affect our ability to successfully roll-out and conduct our telephony business. See “Business — Legislation and Regulation — Federal Regulation — Voice-over-Internet-Protocol Telephony.”

Changes in pole attachment regulations or actions by pole owners could significantly increased our pole attachment costs.

Our cable facilities are often attached to or use public utility poles, ducts or conduits. Significant change to the FCC’s long-standing pole attachment “cable rate” formula, increases in pole attachment costs as a result of our provision of Internet, VoIP or other services or pole owners seeking additional compensation because poles are “full” could increase our pole attachment costs. Our business, financial condition and results of operations could suffer a material adverse impact from any significant increased costs, and such increased pole attachment costs could discourage system upgrades and the introduction of new products and services. See “Business — Legislation and Regulation — Federal Regulation — Pole Attachment Regulation.”

Changes in compulsory copyright regulations could significantly increase our license fees.

The Copyright Office’s decision regarding payment of copyright fees on “phantom signals” may cause us to carry fewer “distant” signals in our channel lineups which could preclude carriage of programming valued by our customers. If the Copyright Office determines that we are required to treat each digital programming stream as a separate signal for copyright purposes or if other legislative proposals are enacted that change the compulsory license, our copyright costs could increase significantly or we may reduce the amount of off-air content that we provide to our subscribers. If Congress were to completely eliminate the compulsory license, and we are required to obtain copyright licensing of all broadcast material at the source, that would impose significant administrative burdens and additional costs that could adversely affect our business. See “Business — Legislation and Regulation — Federal Regulation — Copyright.”

Risks Related to our Chairman and Chief Executive Officer’s Controlling Position

Our Chairman and Chief Executive Officer has the ability to control all major corporate decisions, and a sale of his stock could result in a change of control that would have unpredictable effects.

Rocco B. Commisso, our Chairman and Chief Executive Officer, beneficially owned shares of our common stock representing approximately 80.8% of the aggregate voting power as of December 31, 2008. After completion of the Exchange Agreement on February 13, 2009, Mr. Commisso had aggregate voting power of approximately 87.8%. As a result, Mr. Commisso generally has the ability to control the outcome of all matters requiring stockholder approval, including the election of our entire board of directors, the approval of any merger or consolidation and the sale of all or substantially all of our assets. In addition, Mr. Commisso’s voting power may have the effect of discouraging offers to acquire us because any such acquisition would require his consent.

Pursuant to a Significant Stockholder Agreement, dated September 7, 2008, Mr. Commisso has agreed not to consummate prior to September 7, 2010 an extraordinary transaction involving us without the recommendation of a majority of either (i) the disinterested directors that are members of our board of directors or (ii) the members of a special committee of our board consisting of disinterested directors.

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

Our principal physical assets consist of cable operating plant and equipment, including signal receiving, encoding and decoding devices, headend facilities and distribution systems and equipment at or near customers’ homes for each of the systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headend facilities are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Customer premise equipment consists of set-top devices and cable modems. Our cable plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the cable systems require maintenance and periodic upgrading to improve system performance and capacity. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our HSD network.

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

Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, originally filed in April 2001. The lawsuit alleges that Mediacom LLC, in areas where there was no cable franchise, failed to obtain permission from landowners to place its fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. The plaintiffs have recently proposed an alternative damage theory of $42.0 million in compensatory damages. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate does not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. As of March 9, 2009, the trial commenced for the claim by the class representatives, Gary and Janice Ogg. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary.

We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 4A.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following Directors and Executive Officers are as of February 28, 2009.

Name	Age	Title

Rocco B. Commisso	59	Chairman and Chief Executive Officer
Mark E. Stephan	52	Executive Vice President and Chief Financial Officer
John G. Pascarelli	47	Executive Vice President, Operations
Italia Commisso Weinand	55	Senior Vice President, Programming & Human Resources
Joseph E. Young	60	Senior Vice President, General Counsel & Secretary
Charles J. Bartolotta	54	Senior Vice President, Customer Operations
Calvin G. Craib	54	Senior Vice President, Business Development
Brian M. Walsh	43	Senior Vice President & Corporate Controller
Thomas V. Reifenheiser	73	Director
Natale S. Ricciardi	60	Director
Robert L. Winikoff	62	Director

Rocco B. Commisso has 30 years of experience with the cable industry and has served as our Chairman and Chief Executive Officer since founding our predecessor company in July 1995. From 1986 to 1995, he served as Executive Vice President, Chief Financial Officer and a director of Cablevision Industries Corporation. Prior to that time, Mr. Commisso served as Senior Vice President of Royal Bank of Canada’s affiliate in the United States from 1981, where he founded and directed a specialized lending group to media and communications companies. Mr. Commisso began his association with the cable industry in 1978 at The Chase Manhattan Bank, where he managed the bank’s lending activities to communications firms including the cable industry. He serves on the board of directors and executive committees of the National Cable Television Association and Cable Television Laboratories, Inc., and on the board of directors of C-SPAN and the National Italian American Foundation. Mr. Commisso holds a Bachelor of Science in Industrial Engineering and a Master of Business Administration from Columbia University.

Mark E. Stephan has 22 years of experience with the cable industry and has served as our Executive Vice President and Chief Financial Officer since July 2005. Prior to that he was Executive Vice President, Chief Financial Officer and Treasurer since November 2003 and our Senior Vice President, Chief Financial Officer and Treasurer since the commencement of our operations in March 1996. Before joining us, Mr. Stephan served as Vice President, Finance for Cablevision Industries from July 1993. Prior to that time, Mr. Stephan served as Manager of the telecommunications and media lending group of Royal Bank of Canada.

John G. Pascarelli has 28 years of experience in the cable industry and has served as our Executive Vice President, Operations since November 2003. Prior to that he was our Senior Vice President, Marketing and Consumer Services from June 2000 and our Vice President of Marketing from March 1998. Before joining us in March 1998, Mr. Pascarelli served as Vice President, Marketing for Helicon Communications Corporation from January 1996 to February 1998 and as Corporate Director of Marketing for Cablevision Industries from 1988 to 1995. Prior to that time, Mr. Pascarelli served in various marketing and system management capacities for Continental Cablevision, Inc., Cablevision Systems and Storer Communications. Mr. Pascarelli is a member of the board of directors of the Cable and Telecommunications Association for Marketing.

Italia Commisso Weinand has 32 years of experience in the cable industry. Before joining us in April 1996, Ms. Weinand served as Regional Manager for Comcast Corporation from July 1985. Prior to that time, Ms. Weinand held various management positions with Tele-Communications, Inc., Times Mirror Cable and Time Warner, Inc. Ms. Weinand is the sister of Mr. Commisso.

Joseph E. Young has 24 years of experience with the cable industry. Before joining us in November 2001 as Senior Vice President, General Counsel, Mr. Young served as Executive Vice President, Legal and Business Affairs, for LinkShare Corporation, an Internet-based provider of marketing services, from September 1999 to October 2001. Prior to that time, he practiced corporate law with Baker & Botts, LLP from January 1995 to September 1999. Previously, Mr. Young was a partner with the Law Offices of Jerome H. Kern and a partner with Shea & Gould.

Charles J. Bartolotta has 26 years of experience in the cable industry. Before joining us in October 2000, Mr. Bartolotta served as Division President for AT&T Broadband, LLC from July 1998, where he was responsible for managing an operating division serving nearly three million customers. Prior to that time, he served as Regional Vice President of Tele-Communications, Inc. from January 1997 and as Vice President and General Manager for TKR Cable Company from 1989. Prior to that time, Mr. Bartolotta held various management positions with Cablevision Systems Corporation.

Calvin G. Craib has 27 years of experience in the cable industry, and has served as our Senior Vice President, Business Development since August 2001. He also assumed responsibility of Corporate Finance in June 2008. Prior to that time, Mr. Craib was our Vice President, Business Development since April 1999. Before joining us in April 1999, he served as Vice President, Finance and Administration for Interactive Marketing Group from June 1997 to December 1998 and as Senior Vice President, Operations, and Chief Financial Officer for Douglas Communications from January 1990 to May 1997. Prior to that time, Mr. Craib served in various financial management capacities at Warner Amex Cable and Tribune Cable.

Brian M. Walsh has 21 years of experience in the cable industry and has served as our Senior Vice President and Corporate Controller since February 2005. Prior to that time, he was our Senior Vice President, Financial Operations from November 2003, our Vice President, Finance and Assistant to the Chairman from November 2001, our Vice President and Corporate Controller from February 1998 and our Director of Accounting from November 1996. Before joining us in April 1996, Mr. Walsh held various management positions with Cablevision Industries from 1988 to 1995.

Thomas V. Reifenheiser served for more than seven years as a Managing Director and Group Executive of the Global Media and Telecom Group of Chase Securities Inc. until his retirement in September 2000. He joined Chase in 1963 and had been the Global Media and Telecom Group Executive since 1977. He also had been a member of the Management Committee of The Chase Manhattan Bank. Mr. Reifenheiser is also a member of the board of directors of Cablevision Systems Corporation, Lamar Advertising Company and Citadel Broadcasting Corporation.

Natale S. Ricciardi has held various management positions with Pfizer Inc. for more than the past seven years. Mr. Ricciardi joined Pfizer in 1972 and currently serves as Senior Vice President, Pfizer Inc. and President, Pfizer Global Manufacturing, with responsibility for all of Pfizer’s manufacturing and supply activities. He is a member of the Pfizer Executive Leadership Team.

Robert L. Winikoff has been a partner of the law firm of Sonnenschein Nath & Rosenthal, LLP since August 2000. Prior to that time, he was a partner of the law firm of Cooperman Levitt Winikoff Lester & Newman, P.C. for more than five years. Sonnenschein Nath & Rosenthal, LLP currently serves as our outside general counsel, and prior to such representation, Cooperman Levitt Winikoff Lester & Newman, P.C. served as our outside general counsel from 1995.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on The Nasdaq Global Select Market under the symbol “MCCC.” The following table sets forth, for the periods indicated, the high and low closing sales prices for our Class A common stock as reported by The Nasdaq Global Select Market:

	2008		2007
	Low	High	Low	High

First Quarter	$3.97	$5.27	$7.54	$8.25
Second Quarter	$4.15	$6.52	$8.20	$10.03
Third Quarter	$4.91	$8.40	$7.05	$10.30
Fourth Quarter	$2.00	$5.81	$3.93	$7.36

As of February 28, 2009, there were approximately 2,348 holders of record of our Class A common stock and 2 holders of record of our Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

During the year ended December 31, 2008, we repurchased 4.8 million shares of our Class A common stock for an aggregate cost of $22.4 million. As of December 31, 2008, approximately $47.6 million remained available under our stock repurchase program. We did not repurchase any Class A common stock during the three months ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

In the table below, we provide you with selected historical consolidated statement of operations data and cash flow data for the years ended December 31, 2004 through 2008 and balance sheet data as of December 31, 2004 through 2008, which are derived from our audited consolidated financial statements (except other data and operating data).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2008(11)	2007	2006(12)	2005	2004
	(Amounts in thousands, except per share data and operating data)

Statement of Operations Data:
Revenues	$1,401,894	$1,293,375	$1,210,400	$1,098,822	$1,057,226
Costs and expenses:
Service costs	585,362	544,072	492,729	438,768	407,875
Selling, general and administrative expenses	278,942	264,006	252,688	232,514	216,394
Corporate expenses	30,824	27,637	25,445	22,287	19,276
Depreciation and amortization	227,910	235,331	215,918	220,567	217,262

Operating income	278,856	222,329	223,620	184,686	196,419
Interest expense, net	(213,333)	(239,015)	(227,206)	(208,264)	(192,740)
Loss on early extinguishment of debt	—	—	(35,831)	(4,742)	—
(Loss) gain on derivative instruments, net	(54,363)	(22,902)	(15,798)	12,555	16,125
(Loss) gain on sale of cable systems, net	(21,308)	11,079	—	2,628	5,885
Other expense, net	(9,133)	(9,054)	(9,973)	(11,829)	(12,061)

(Loss) income before income taxes	(19,281)	(37,563)	(65,188)	(24,966)	13,628
Provision for income taxes	(58,213)	(57,566)	(59,734)	(197,262)	(76)

Net (loss) income	$(77,494)	$(95,129)	$(124,922)	$(222,228)	$13,552

Basic and diluted (loss) earnings per share:(1)
Basic and diluted (loss) earnings per share	$(0.81)	$(0.88)	$(1.13)	$(1.90)	$0.11

Weighted average common shares outstanding(1)
Basic weighted average shares outstanding	95,548	107,828	110,971	117,194	118,534
Diluted weighted average share outstanding	95,548	107,828	110,971	117,194	118,543
Balance Sheet Data (end of period):
Total assets	$3,718,989	$3,615,210	$3,652,350	$3,649,498	$3,635,655
Total debt	$3,316,000	$3,215,033	$3,144,599	$3,059,651	$3,009,632
Total stockholders’ (deficit) equity	$(346,644)	$(253,089)	$(94,814)	$59,107	$293,512

	2008(11)	2007	2006(12)	2005	2004
	(Amounts in thousands, except per share data and operating data)

Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$268,715	$188,792	$176,905	$179,095	$224,611
Investing activities	$(289,825)	$(202,335)	$(210,235)	$(223,600)	$(177,424)
Financing activities	$68,833	$(3,454)	$52,434	$37,911	$(49,127)
Other Data:
Adjusted OIBDA(2)	$511,951	$462,979	$444,255	$406,610	$413,729
Adjusted OIBDA margin(3)	36.5%	35.8%	36.7%	37.0%	39.1%
Ratio of earnings to fixed charges(4)	—	—	—	—	1.06
Operating Data: (end of period)
Estimated homes passed(5)	2,854,000	2,836,000	2,829,000	2,807,000	2,785,000
Basic subscribers(6)	1,318,000	1,324,000	1,380,000	1,423,000	1,458,000
Digital customers(7)	643,000	557,000	528,000	494,000	396,000
HSD customers(8)	737,000	658,000	578,000	478,000	367,000
Phone customers(9)	248,000	185,000	105,000	22,000	—
RGUs(10)	2,946,000	2,724,000	2,591,000	2,417,000	2,221,000

(1)	Basic and diluted (loss) earnings per share is calculated based on the basic and diluted weighted average shares outstanding, respectively.

(2)	“Adjusted OIBDA” is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges.

Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. It is also a significant performance measure in our annual incentive compensation programs. We believe Adjusted OIBDA is useful for investors because it enables them to access our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. Adjusted OIBDA and similar measures are used in calculating compliance with the covenants of our debt arrangements. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of our non-cash, share-based compensation charges.

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

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	2008	2007	2006	2005	2004

Adjusted OIBDA	$511,951	$462,979	$444,255	$406,610	$413,729
Non-cash, share-based compensation and other share-based awards(A)	(5,185)	(5,319)	(4,717)	(1,357)	(48)
Depreciation and amortization	(227,910)	(235,331)	(215,918)	(220,567)	(217,262)

Operating income	$278,856	$222,329	$223,620	$184,686	$196,419

(A)	Includes approximately $17, $20, $239, $24, and $48 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, related to the issuance of other share-based awards.

(3)	Represents Adjusted OIBDA as a percentage of revenues. See note 2 above.

(4)	Earnings were insufficient to cover fixed charges by $20.7 million, $38.3 million, $66.1 million and $26.4 million for the years ended December 31, 2008, 2007, 2006, and 2005, respectively. Refer to Exhibit 12.1.

(5)	Represents an estimate of the number of single residence homes, apartments and condominium units passed by the cable distribution network. Estimated homes passed is based on the best available information.

(6)	Represents a dwelling with one or more television sets that receives a package of over-the-air broadcast stations, local access channels or certain satellite-delivered cable services. Accounts that are billed on a bulk basis, which typically receive discounted rates, are converted into full-price equivalent basic subscribers by dividing total bulk billed basic revenues of a particular system by the average cable rate charged to basic subscribers in that system. This conversion method is consistent with the methodology used in determining payments to programmers. Basic subscribers include connections to schools, libraries, local government offices and employee households that may not be charged for limited and expanded cable services, but may be charged for digital cable, HSD, phone or other services. Customers who exclusively purchase HSD and/or phone service are not counted as basic subscribers. Our methodology of calculating the number of basic subscribers may not be identical to those used by other companies offering similar services.

(7)	Represents customers that receive digital video services.

(8)	Represents residential HSD customers and small to medium-sized commercial cable modem accounts billed at higher rates than residential customers. Small to medium-sized commercial accounts generally represent customers with bandwidth requirements of up to 20Mbps, and are converted to equivalent residential HSD customers by dividing their associated revenues by the applicable residential rate. Our HSD customers exclude large commercial accounts. Our methodology of calculating HSD customers may not be identical to those used by other companies offering similar services.

(9)	Represents estimated number of homes to which we market phone service, and is based upon the best available information.

(10)	Represents the sum of basic subscribers and digital, HSD and phone customers.

(11)	Does not give effect to the completion of the Exchange Agreement on February 13, 2009. See Note 11 to our consolidated financial statements for more information.

(12)	Effective January 1, 2006, we adopted SFAS No. 123(R). See Note 8 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the “Risk Factors” in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006.

Overview

We are the nation’s eighth largest cable company based on the number of basic video subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as VOD, HDTV and DVRs, in addition to HSD and phone service. We offer triple-play bundles of video, HSD and voice to 91% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.

As of December 31, 2008, our cable systems passed an estimated 2.85 million homes and served 1.32 million basic subscribers in 22 states. We provide digital video services to 643,000 customers, representing a digital penetration of 48.8% of our basic subscribers; HSD service to 737,000 customers, representing a HSD penetration of 25.8% of our estimated homes passed; and phone service to 248,000 customers, representing a penetration of 9.5% of our estimated marketable phone homes.

We evaluate our performance, in part, by measuring the number of RGUs we serve. As of December 31, 2008, we served 2.95 million RGUs, representing an increase of 8.1% over the prior year.

Revenues, Costs and Expenses

Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising time on various channels.

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

Adjusted OIBDA

We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges. Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results but is not a financial measure calculated in accordance with generally accepted accounting principles (GAAP) in the United States. It is also a significant performance measure in our annual incentive compensation programs. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable industry, which may have different depreciation and amortization policies, as well as different non-cash, share-based compensation programs. Adjusted OIBDA and similar measures are used in calculating compliance with the covenants of our debt arrangements. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management utilizes a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the non-cash, share-based compensation charges.

Adjusted OIBDA should not be regarded as an alternative to either operating income or net income (loss) as an indicator of operating performance nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA.

Actual Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth the unaudited consolidated statements of operations for the years ended December 31, 2008 and 2007 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2008	2007	$ Change	% Change

Revenues	$1,401,894	$1,293,375	$108,519	8.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	585,362	544,072	41,290	7.6%
Selling, general and administrative expenses	278,942	264,006	14,936	5.7%
Corporate expenses	30,824	27,637	3,187	11.5%
Depreciation and amortization	227,910	235,331	(7,421)	(3.2)%

Operating income	278,856	222,329	56,527	25.4%
Interest expense, net	(213,333)	(239,015)	25,682	(10.7)%
Loss on derivatives, net	(54,363)	(22,902)	(31,461)	NM
(Loss) gain on sale of cable systems, net	(21,308)	11,079	(32,387)	NM
Other expense, net	(9,133)	(9,054)	(79)	0.9%

Loss before provision for income taxes	(19,281)	(37,563)	18,282	(48.7)%
Provision for income taxes	(58,213)	(57,566)	(647)	1.1%

Net loss	$(77,494)	$(95,129)	$17,635	(18.5)%

Adjusted OIBDA	$511,951	$462,979	$48,972	10.6%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Year Ended December 31,
	2008	2007	$ Change	% Change

Adjusted OIBDA	$511,951	$462,979	$48,972	10.6%
Non-cash, share-based compensation and other share-based awards(1)	(5,185)	(5,319)	134	(2.5)%
Depreciation and amortization	(227,910)	(235,331)	7,421	(3.2)%

Operating income	$278,856	$222,329	$56,527	25.4%

(1)	Includes approximately $17 and $20 for the years ended December 31, 2008 and 2007, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2008 and 2007 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2008	2007	$ Change	% Change

Video	$921,098	$891,594	$29,504	3.3%
HSD	324,764	278,853	45,911	16.5%
Phone	89,970	55,892	34,078	61.0%
Advertising	66,062	67,036	(974)	(1.5)%

Total	$1,401,894	$1,293,375	$108,519	8.4%

	December 31,		Increase/
	2008	2007	(Decrease)	% Change

Basic subscribers	1,318,000	1,324,000	(6,000)	(0.5)%
Digital customers	643,000	557,000	86,000	15.4%
HSD customers	737,000	658,000	79,000	12.0%
Phone customers	248,000	185,000	63,000	34.1%

RGUs(1)	2,946,000	2,724,000	222,000	8.1%

Average total monthly revenue per basic subscriber(2)	$88.44	$79.72	$8.72	10.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the year divided by total average basic subscribers during such period.

Revenues rose 8.4%, largely attributable to the growth in our HSD and phone customers, as well as basic video price increases. RGUs grew 8.1% and average total monthly revenue per basic subscriber was 10.9% higher than the prior year.

Video revenues increased 3.3%, primarily due to basic video rate increases and customer growth in our advanced video products and services, offset in part by a lower number of basic subscribers. During the year ended December 31, 2008, we lost 6,000 basic subscribers, compared to a reduction of 56,000 basic subscribers in the prior year, which includes a significant number of basic subscribers lost in connection with the retransmission consent dispute with an owner of a major television broadcast group and the sale during the period of cable systems serving on a net basis 6,300 basic subscribers. Digital customers grew by 86,000, as compared to an increase of 29,000 in the prior year. We ended the year with 643,000 digital customers, which represents a 48.8% penetration of basic subscribers. As of December 31, 2008, 33.2% of digital customers received DVR and/or HDTV services, as compared to 29.1% in the prior year.

HSD revenues rose 16.5%, principally due to a 12.0% increase in HSD customers and, to a lesser extent, growth in our enterprise network products and services. HSD customers grew by 79,000, as compared to a gain of 80,000 in the prior year. We ended the year with 737,000 customers, or a 25.8% penetration of estimated homes passed.

Phone revenues grew 61.0%, primarily due to a 34.1% increase in phone customers and, to a lesser extent, a reduction in discounted pricing. Phone customers grew by 63,000, as compared to a gain of 80,000 in the prior year. We ended the year with 248,000 customers, which represents a 9.5% penetration of our estimated marketable phone homes. As of December 31, 2008, our phone service was marketed to 91% of our 2.85 million estimated homes passed.

Advertising revenues decreased 1.5%, largely as a result of a sharp decrease in automotive advertising and, to a lesser extent, an unfavorable comparison to the prior year in which we benefitted from political advertising in certain of our service areas.

Costs and Expenses

Service costs rose 7.6%, primarily due to higher programming, phone service and field operating expenses, offset in part by lower HSD service costs. Programming expenses grew 7.6%, principally as a result of higher contractual rates charged by our programming vendors. Phone service costs rose 46.6%, mainly due to the growth in phone customers. Field operating expenses grew 13.4%, primarily due to greater vehicle fuel and repair expenses and lower capitalization of overhead costs, offset in part by non-recurring expenses in the prior year relating to the retransmission consent dispute noted above and lower insurance costs. HSD expenses decreased 23.3% due to a reduction in product delivery costs, offset in part by HSD customer growth. Service costs as a percentage of revenues were 41.8% and 42.1% for the years ended December 31, 2008 and 2007, respectively.

Selling, general and administrative expenses rose 5.7%, principally due to higher expenses related to marketing and customer service employee costs, offset in part by a decrease in billing expenses. Marketing expenses grew 12.8%, primarily due to higher staffing levels, more frequent direct mailing campaigns, greater expenses tied to sales activity and greater use of third-party sales support, offset in part by a reduction in other advertising. Customer service employee costs rose 14.9% as a result of higher staffing levels at our call centers. Billing expenses fell 5.0%, primarily due to more favorable rates charged by our billing service provider. Selling, general and administrative expenses as a percentage of revenues were 19.9% and 20.4% for the years ended December 31, 2008 and 2007, respectively.

Corporate expenses rose 11.5%, principally due to higher staffing levels. Corporate expenses as a percentage of revenues were 2.2% and 2.1% for the years ended December 31, 2008 and 2007, respectively.

Depreciation and amortization decreased 3.2%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by increased deployment of shorter-lived customer premise equipment.

Adjusted OIBDA

Adjusted OIBDA rose 10.6%, due to growth in HSD, phone and video revenues, offset in part by higher service costs and, to a lesser extent, selling, general and administrative expenses.

Operating Income

Operating income grew 25.4%, primarily due to the increase in Adjusted OIBDA.

Interest Expense, Net

Interest expense, net, decreased 10.7%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.

Loss on Derivatives, Net

We enter into interest rate exchange agreements, or “interest rate swaps,” with counterparties to fix the interest rate on a portion of our variable rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in variable market interest rates. As of December 31, 2008, we had interest rate swaps with an aggregate notional amount of $2.3 billion, of which $1.0 billion and $0.1 billion are forward starting swaps, which commence during the years ending December 31, 2009 and 2010, respectively. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded losses on derivatives amounting to $54.4 million and $22.9 million, based upon information provided by our counterparties, for the years ended December 31, 2008 and 2007, respectively.

(Loss) Gain on Sale of Cable Systems, Net

During the year ended December 31, 2008, there was a $21.3 million loss on cable systems, principally due to a $17.7 million non-cash write-down in connection with the sale of certain cable systems in Western North Carolina and $4.0 million of related transaction costs paid, offset in part by miscellaneous net gains of $0.4 million. During the year ended December 31, 2007, we sold a cable system for $32.4 million and recorded a net gain on sale of $11.1 million.

Other Expense, Net

Other expense, net was $9.1 million for each of the years ended December 31, 2008 and 2007. During the year ended December 31, 2008, other expense, net, included $4.6 million of revolving credit facility commitment fees and $4.1 million of deferred financing costs. During the year ended December 31, 2007, other expense, net, included $4.2 million of revolving credit facility commitment fees and $4.0 million of deferred financing costs.

Provision for Income Taxes

The provision for income taxes was approximately $58.2 million for the year ended December 31, 2008, as compared to a provision for income taxes of $57.6 million for the year ended December 31, 2007. During the year ended December 31, 2008, based on our assessment of the facts and circumstances, we determined that an additional portion of our deferred tax assets from net operating loss carryforwards will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance and recognized a $58.2 million corresponding non-cash charge to income tax expense for the year ended December 31, 2008.

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

Net Loss

As a result of the factors described above, we incurred a net loss for the year ended December 31, 2008 of $77.5 million, as compared to a net loss of $95.1 million for the year ended December 31, 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth the unaudited consolidated statements of operations for the years ended December 31, 2007 and 2006 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Year Ended December 31,
	2007	2006	$ Change	% Change

Revenues	$1,293,375	$1,210,400	$82,975	6.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	544,072	492,729	51,343	10.4%
Selling, general and administrative expenses	264,006	252,688	11,318	4.5%
Corporate expenses	27,637	25,445	2,192	8.6%
Depreciation and amortization	235,331	215,918	19,413	9.0%

Operating income	222,329	223,620	(1,291)	(0.6)%
Interest expense, net	(239,015)	(227,206)	(11,809)	5.2%
Loss on early extinguishment of debt	—	(35,831)	35,831	NM
Loss on derivatives, net	(22,902)	(15,798)	(7,104)	45.0%
Gain on sale of cable systems, net	11,079	—	11,079	NM
Other expense	(9,054)	(9,973)	919	(9.2)%

Loss before provision for income taxes	(37,563)	(65,188)	27,625	(42.4)%
Provision for income taxes	(57,566)	(59,734)	2,168	(3.6)%

Net loss	$(95,129)	$(124,922)	$29,793	(23.8)%

Adjusted OIBDA	$462,979	$444,255	$18,724	4.2%

The following represents a reconciliation of Adjusted OIBDA to operating income (dollars in thousands):

	Year Ended December 31,
	2007	2006	$ Change	% Change

Adjusted OIBDA	$462,979	$444,255	$18,724	4.2%
Non-cash, share-based compensation and other share-based awards(1)	(5,319)	(4,717)	(602)	12.8%
Depreciation and amortization	(235,331)	(215,918)	(19,413)	9.0%

Operating income	$222,329	$223,620	$(1,291)	(0.6)%

(1)	Includes approximately $20 and $239 for the years ended December 31, 2007 and 2006, respectively, related to the issuance of other share-based awards.

Revenues

The following table sets forth revenue, and selected subscriber, customer and average monthly revenue statistics for the years ended December 31, 2007 and 2006 (dollars in thousands, except per subscriber data):

	Year Ended December 31,
	2007	2006	$ Change	% Change

Video	$891,594	$881,530	$10,064	1.1%
HSD	278,853	237,542	41,311	17.4%
Phone	55,892	26,996	28,896	107.0%
Advertising	67,036	64,332	2,704	4.2%

Total	$1,293,375	$1,210,400	$82,975	6.9%

	December 31,		Increase/
	2007	2006	(Decrease)	% Change

Basic subscribers	1,324,000	1,380,000	(56,000)	(4.1)%
Digital customers	557,000	528,000	29,000	5.5%
HSD customers	658,000	578,000	80,000	13.8%
Phone customers	185,000	105,000	80,000	76.2%

RGUs	2,724,000	2,591,000	133,000	5.1%

Average total monthly revenue per basic subscriber	$79.72	$71.97	$7.75	10.8%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the year divided by total average basic subscribers during such period.

Revenues rose 6.9% year-over-year, largely attributable to the growth in our HSD and phone customers. RGUs grew 5.1% and average total monthly revenue per RGU was 0.9% higher than the prior year.

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

HSD revenues rose 17.4%, primarily due to a 13.8% increase in HSD customers. HSD customers grew by 80,000, as compared to a gain of 100,000 in the prior year, ending the year with 658,000 customers, or a 23.2% penetration of estimated homes passed.

Phone revenues grew 107.0%, primarily due to a 76.2% increase in phone customers. Phone customers grew by 80,000, as compared to a gain of 83,000 in the prior year, ending the year with 185,000 customers, or a 7.3% penetration of estimated marketable phone homes.

Advertising revenues increased by 4.2%, as a result of stronger national advertising sales, despite a meaningful decline in political advertising from the prior year.

Costs and Expenses

Service costs rose 10.4%, primarily due to customer growth in our phone and HSD services and increases in programming and field operating expenses. Recurring expenses related to our phone and HSD services grew 43.0%, commensurate with the significant increase of our phone and HSD customers. Programming expense rose 5.6%, principally as a result of higher unit costs charged by our programming vendors, offset in part by a lower number of basic subscribers. Field operating costs rose 14.0%, primarily as a result of higher outside contractor usage, increases in utility, fuel and vehicle maintenance costs, costs associated with our mobile workforce management system and the purchase of antennas for distribution to our customers during the aforementioned retransmission consent dispute. Service costs as a percentage of revenues were 42.1% and 40.7% for the years ended December 31, 2007 and 2006, respectively.

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

Corporate expenses rose 8.6%, principally due to increases in non-cash, share-based compensation and legal fees. Corporate expenses as a percentage of revenues were 2.1% for each of the years ended December 31, 2007 and 2006.

Depreciation and amortization increased 9.0%, primarily due to increased deployment of customer premise equipment and related installation activities.

Adjusted OIBDA

Adjusted OIBDA rose 4.2%, due to revenue growth, especially in HSD and phone, offset in part by increases in service costs and selling, general and administrative expenses.

Operating Income

Operating income decreased 0.6% year-over-year, largely due to higher depreciation and amortization and service costs, substantially offset by the growth in Adjusted OIBDA.

Interest Expense, Net

Interest expense, net, increased by 5.2%, primarily due to higher average indebtedness, the expiration of certain interest rate hedging agreements with favorable rates and higher market interest rates on variable rate debt.

Loss on Derivatives, Net

As of December 31, 2007, we had interest rate swaps with an aggregate notional amount of $1.0 billion. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded losses on derivatives amounting to $22.9 million and $15.8 million, based upon information provided by our counterparties, for the years ended December 31, 2007 and 2006, respectively.

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

Net Loss

As a result of the factors described above, we incurred a net loss for the year ended December 31, 2007 of $95.1 million, as compared to a net loss of $124.9 million for the year ended December 31, 2006.

Liquidity and Capital Resources

Overview

We have invested, and will continue to invest, in our network to enhance our reliability and capacity in customer growth, and in the further deployment of advanced product and services. Our capital spending today is devoted primarily to customer growth and the deployment of advanced services. We have a high level of indebtedness and incur significant amounts of interest expense each year. We believe that we will meet interest expense and principal payments, capital spending and other requirements through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities, and our ability to secure future external financing. However, there is no assurance that we will be able to obtain sufficient future financing, or, if we were able to do so, that the terms would be favorable to us.

As of December 31, 2008, our total debt was $3.316 billion. Of this amount, $124.5 million matures during the year ending December 31, 2009. During the year ended December 31, 2008, we paid cash interest of $209.2 million, net of capitalized interest. As of December 31, 2008, about 70% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection.

Recent Developments in the Credit Markets

In light of the unprecedented volatility in financial markets, we continue to assess the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain banks and investment banks on our financial position. These assessments include a review of our continued access to liquidity in the credit markets and counterparty creditworthiness.

In this severely tightened credit environment, we believe we have sufficient liquidity to meet our requirements over the next two years. We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from continuing operations and available revolving credit commitments aggregating $762.2 million as of December 31, 2008. We have $124.5 million of debt maturities in 2009 and $92.0 million of debt maturities in 2010. At this time, we are not aware of any of our revolver banks being in a position where they would be unable to fund borrowings made under our revolving credit commitments. The turmoil in the financial markets may create additional risks in the foreseeable future, including the failure of additional banks, which could reduce amounts available to us under our revolving credit commitments. If the current economic conditions were to persist or worsen, we may not be able to replace the liquidity lost as each revolving credit facility expires, or refinance outstanding balances on maturing revolving credit facilities, term loans or senior notes at all or on acceptable terms. Even if we can secure refinancing, if prevailing credit market conditions persist or worsen, we would likely pay considerably higher interest rates on any refinancing or new financing than those we currently pay.

Bank Credit Facilities

We own our cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. The operating subsidiaries of Mediacom LLC (“LLC Group”) have a $1.217 billion bank credit facility (the “LLC Credit Facility”) expiring in 2015, of which $895.0 million was outstanding as of December 31, 2008. The LLC Credit Facility consists of a $400.0 million revolving credit commitment, a $180.0 million term loan and a $637.0 million term loan. The operating subsidiaries of Mediacom Broadband LLC (“Broadband Group”) have a $1.755 billion bank credit facility (the “Broadband Credit Facility”) expiring in 2016, of which $1.296 billion was outstanding as of December 31, 2008. The Broadband Credit Facility consists of a $516.7 million revolving credit commitment, a $106.5 million term loan, a $784.0 million term loan and a $348.3 million term loan. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0. The average interest rates on outstanding debt under the bank credit facilities as of December 31, 2008 and 2007 were 4.3% and 6.7%, respectively, including the effect of the interest rate exchange agreements discussed below.

As of December 31, 2008, we had unused revolving credit commitments of approximately $762.2 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $86.4 million of unused revolving credit commitments were subject to scheduled reductions terminating on March 31, 2010; $311.8 million and $364.0 million of our unused credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity. Giving pro forma effect to the completion of the Exchange Agreement on February 13, 2009, we had unused revolving credit commitments of approximately $652.2 million as of December 31, 2008.

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

As of December 31, 2008, approximately $19.3 million of letters of credit were issued under our bank credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.

Interest Rate Swaps

We use interest rate exchange agreements, or interest rate swaps, to fix the applicable Eurodollar portion of debt under our Broadband and LLC Credit Facilities. As of December 31, 2008, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.2 billion is fixed at a weighted average rate of approximately 4.8%. As of the same date, about 70% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2008. Our current interest rate swaps are scheduled to expire in the amounts of: $800 million, $300 million and $100 million during the years ended December 31, 2009, 2010 and 2011, respectively.

In 2008, we entered into forward starting interest rate swaps that fixed rates for two years at a weighted average of approximately 3.2% on $400.0 million of floating rate debt, commencing in 2009 and approximately 2.9% on $100.0 million of floating rate debt, commencing in 2010. We also entered forward starting interest rate swaps that fixed rates for three years at a weighted average rate of approximately 3.3% on $600.0 million of floating rate debt, commencing in 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2008.

Although we may be exposed to future losses in the event of counterparties’ non-performance, we do not expect such losses, if any, to be material.

Senior Notes

We have issued senior notes through Mediacom LLC and Mediacom Broadband LLC totaling $1.125 billion as of December 31, 2008. The indentures governing our senior notes also contain financial and other covenants, though they are generally less restrictive than those found in our bank credit facilities and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these debt agreements, ranging from 7.0 to 1.0 at Mediacom LLC to 8.5 to 1.0 at Mediacom Broadband. These agreements also contain limitations on dividends, investments and distributions.

Covenant Compliance and Debt Ratings

For all periods through December 31, 2008, we were in compliance with all of the covenants under our bank credit facilities and senior note arrangements. We believe that we will not have any difficulty complying with any of the applicable covenants in the foreseeable future.

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

Operating Activities

Net cash flows provided by operating activities were $268.7 million for the year ended December 31, 2008, primarily due to Adjusted OIBDA of $512.0 million, offset in part by interest expense of $213.3 million and the $22.4 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to a decrease in accounts payable and accrued expenses of $22.0 million and a decrease of other non-current liabilities of $3.2 million, offset in part by an increase in deferred revenue of $3.3 million.

Net cash flows provided by operating activities were $188.8 million for the year ended December 31, 2007, primarily due to Adjusted OIBDA of $463.0 million, offset in part by interest expense of $239.0 million and the $30.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to an decrease in accounts payable and accrued expenses of $21.8 million, an increase in our accounts receivable, net, of $6.3 million, an increase in our prepaid expenses and other assets of $5.4 million, offset in part by an increase in deferred revenue of $4.7 million.

Investing Activities

Net cash flows used in investing activities were $289.8 million for the year ended December 31, 2008. Capital expenditures were higher by $62.4 million over the prior year, and represented all of the net cash flows used in investing activities. The increase in capital expenditures was largely due to higher spending on customer premise equipment as a result of customer growth, upgrades and rebuilds of existing plant to increase bandwidth capacity and scalable infrastructure for digital equipment. In 2009, we expect to see a reduction in capital expenditures of $55 — $70 million, primarily due to the completion in 2008 of non-recurring projects related to system upgrades, all-digital system launches and the broadcast digital transition, as well as lower spending on customer premise equipment.

Net cash flows used in investing activities were $202.3 million for the year ended December 31, 2007, a decrease of $7.9 million over the prior year. Capital expenditures of $227.4 million represented most of the net cash flows used in investing activities and were offset in part by proceeds received from the sale of cable systems, net of acquisitions, of approximately $25.1 million. The increase in capital expenditures was primarily due to higher spending on customer premise equipment and related installation activities as a result of customer growth, as well as on scalable infrastructure for HSD and digital equipment.

Financing Activities

Net cash flows provided by financing activities were $68.8 million for the year ended December 31, 2008, principally due to net bank financing of $101.0 million, offset in part by repurchases of our Class A common stock totaling $22.4 million and financing costs of $10.9 million.

Net cash flows used in financing activities were $3.5 million for the year ended December 31, 2007, primarily due to repurchases of our Class A common stock totaling $69.0 million and other financing activities of $5.8 million, which were funded by net bank financing of $70.4 million.

On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC (“Shivers”) and Shivers Trading & Operating Company (“STOC”). Both STOC and Shivers are affiliates of Morris Communications Company, LLC (“Morris Communications”). STOC, Shivers and Morris Communications are controlled by William S. Morris III, who together with another Morris Communications representative, Craig S. Mitchell, held two seats on our Board of Directors.

On February 13, 2009, we completed the Exchange Agreement pursuant to which we exchanged 100% of the shares of stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers, for 28,309,674 shares of Mediacom Class A common stock held by Shivers Investments. As of December 31, 2008, after giving effect to the completion of this transaction, our total Class A and Class B outstanding shares were approximately 66.5 million. Effective upon closing of the transaction, Messrs. Morris and Mitchell resigned from our Board of Directors.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2008 and thereafter (dollars in thousands)*:

		Operating	Interest	Purchase
	Debt	Leases	Expense(1)	Obligations(2)	Total

2009	$124,500	$6,212	$195,313	$49,101	$375,126
2010-2011	365,000	9,930	339,666	23,152	737,748
2012-2013	647,250	5,282	236,507	250	889,289
Thereafter	2,179,250	8,531	145,919	—	2,333,700

Total cash obligations	$3,316,000	$29,955	$917,405	$72,503	$4,335,863

*	Refer to Note 7 to our consolidated financial statements for a discussion of our long-term debt, and to Note 12 for a discussion of our operating leases and other commitments and contingencies.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of December 31, 2008 and the average interest rates applicable under such debt obligations.

(2)	We have contracts with programmers who provide video programming services to our subscribers. Our contracts typically provide that we have an obligation to purchase video programming for our subscribers as long as we deliver cable services to such subscribers. We have no obligation to purchase these services if we are not providing cable services, except when we do not have the right to cancel the underlying contract or for contracts with a guaranteed minimum commitment. We have included such amounts in our Purchase Obligations above, as follows: $18.4 million for 2009, $0.6 million for 2010-2011 and $0.3 million for 2012-2013.

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

Property, Plant and Equipment

We capitalize the costs of new construction and replacement of our cable transmission and distribution facilities and new service installation in accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies.” Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. Capitalized costs include all direct labor and materials as well as certain indirect costs. Capitalized costs are recorded as additions to property, plant and equipment and depreciated over the average life of the related assets. We use standard costing models, developed from actual historical costs and relevant operational data, to determine our capitalized amounts. These models include labor rates, overhead rates and standard time inputs to perform various installation and construction activities. The development of these standards involves significant judgment by management, especially in the development of standards for our newer, advanced products and services in which historical data is limited. Changes to the estimates or assumptions used in establishing these standards could be material. We perform periodic evaluations of the estimates used to determine the amount of costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed.

Valuation and Impairment Testing of Indefinite-lived Intangibles

As of December 31, 2008, we had approximately $2.0 billion of unamortized intangible assets, including goodwill of $220.7 million and franchise rights of $1.8 billion on our consolidated balance sheets. These intangible assets represented approximately 54% of our total assets.

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these franchise rights through acquisitions of cable systems over the past several years. These acquisitions were accounted for using the purchase method of accounting. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as advanced digital television, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of SFAS No. 142 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow methodology, under which the fair value of cable franchise rights are determined in a direct manner. This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the discounted cash flow methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future, and such impairments could potentially be material.

Based on the guidance outlined in EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the reporting unit level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have two reporting units for the purpose of applying SFAS No. 142, Mediacom Broadband and Mediacom LLC.

In accordance with SFAS No. 142, we are required to determine goodwill impairment using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of the reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss.

The impairment test for our franchise rights and other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, the excess is recognized as an impairment loss.

Since our adoption of SFAS No. 142 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2008, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

Our Class A common stock price has had significant volatility during the fourth quarter of 2008, along with a precipitous drop in equity securities’ prices across all sectors of the United States. Because there has not been a change in the fundamentals of our business, we do not believe that our stock price is the sole indicator of the underlying value of the assets in our reporting units. We have therefore determined that this short-term volatility in our stock price does not qualify as a triggering event under SFAS No. 142, and as such, no interim impairment test is required as of December 31, 2008.

We could record impairments in the future if there are changes in the long-term fundamentals of our business, in general market conditions or in the regulatory landscape that could prevent us from recovering the carrying value of our long-lived intangible assets. In the near term, the economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business, together with the recent volatility in our stock price, may have a negative impact on the fair values of the assets in our reporting units. For illustrative purposes, if there were a hypothetical decline of 5%, 10% and 20% in the fair values determined for cable franchise rights at our Mediacom Broadband reporting unit, an impairment loss of $0, $64.7 million and $196.1 million would result as of our impairment testing date of October 1, 2008, respectively. In addition, a hypothetical decline of 20% in the fair values determined for goodwill and other finite-lived intangible assets at the same reporting unit, would not result in any impairment loss as of October 1, 2008. A hypothetical decline of 20% in the fair values determined for goodwill, cable franchise rights and other finite-lived intangible assets at our Mediacom LLC reporting unit, would not result in any impairment loss as of October 1, 2008.

Income Taxes

We account for income taxes using the liability method as stipulated by SFAS No. 109. This method generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and anticipated benefit of utilizing net operating loss carryforwards.

In evaluating our ability to recover our deferred tax assets and net operating loss carryforwards, we assess all available positive and negative evidence including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income we use assumptions that require significant judgment and are consistent with the estimates we use to manage our business. During 2008, we increased our valuation allowance against deferred tax assets by $58.2 million and recognized a corresponding non-cash charge to the provision for income taxes. At December 31, 2008, the valuation allowance had a balance of approximately $677.4 million. We will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. We expect to add to our valuation allowance any increase in deferred tax liabilities relating to indefinite-lived intangible assets. We will also adjust our valuation allowance if we assess that there is sufficient change in our ability to recover our deferred tax assets. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance. These changes could have a significant impact on our future earnings.

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

The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2008, our interest rate swap liabilities, net, were valued at $80.2 million using Level 2 inputs.

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

Inflation and Changing Prices

Our systems’ costs and expenses are subject to inflation and price fluctuations. Such changes in costs and expenses can generally be passed through to subscribers. Programming costs have historically increased at rates in excess of inflation and are expected to continue to do so. We believe that under the FCC’s existing cable rate regulations we may increase rates for cable services to more than cover any increases in programming. However, competitive conditions and other factors in the marketplace may limit our ability to increase our rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we use interest rate swaps with counterparties to fix the interest rate on a portion of our variable interest rate debt. As of December 31, 2008, we had $1.2 billion of interest rate swaps with various banks with a weighted average fixed rate of approximately 4.8%. We also had several forward starting interest rate swaps with a fixed rate of approximately 3.2%, $1.0 billion and $0.1 billion of which commence during the years ended December 31, 2009 and 2010, respectively. The fixed rates of the interest rate swaps are offset against the applicable Eurodollar rate to determine the related interest expense. Under the terms of the interest rate swaps, we are exposed to credit risk in the event of nonperformance by the other parties; however, we do not anticipate the nonperformance of any of our counterparties. At December 31, 2008, based on the mark-to-market valuation, we would have paid approximately $80.2 million, including accrued interest, if we terminated these interest rate swaps. Our current interest rate swaps are scheduled to expire in the amounts of $800.0 million, $300.0 million and $100.0 million during the years ended December 31, 2009, 2010 and 2011 respectively. See Notes 3 and 7 to our consolidated financial statements.

Our interest rate swaps and financial contracts do not contain credit rating triggers that could affect our liquidity.

The table below provides the expected maturity and estimated fair value of our debt as of December 31, 2008 (all dollars in thousands).

		Bank Credit
	Senior Notes	Facilities	Total

Expected Maturity:
January 1, 2009 to December 31, 2009	—	$124,500	$124,500
January 1, 2010 to December 31, 2010	—	92,000	92,000
January 1, 2011 to December 31, 2011	125,000	148,000	273,000
January 1, 2012 to December 31, 2012	—	72,000	72,000
January 1, 2013 to December 31, 2013	500,000	75,250	575,250
Thereafter	500,000	1,679,250	2,179,250

Total	$1,125,000	$2,191,000	$3,316,000

Fair Value	$790,000	$1,420,773	$2,210,773

Weighted Average Interest Rate	8.9%	4.3%	5.8%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mediacom Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mediacom Communications Corporation and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 13, 2009

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Amounts in thousands)

ASSETS
CURRENT ASSETS
Cash	$67,111	$19,388
Accounts receivable, net of allowance for doubtful accounts of $2,774 and $2,107 respectively	81,086	81,509
Prepaid expenses and other current assets	17,615	20,630
Deferred tax assets	8,260	2,424
Assets held for sale	1,693	649

Total current assets	175,765	124,600
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,765,319 and $1,564,583, respectively	1,476,287	1,412,139
Franchise rights	1,793,579	1,793,549
Goodwill	220,646	220,646
Subscriber lists and other intangible assets, net of accumulated amortization of $155,721 and $153,184 respectively	7,994	10,532
Assets held for sale	10,933	28,927

Total investment in cable television systems	3,509,439	3,465,793
Other assets, net of accumulated amortization of $21,922 and $27,172 , respectively	33,785	24,817

Total assets	$3,718,989	$3,615,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses and other current liabilities	$268,574	$246,915
Deferred revenue	54,316	51,015
Current portion of long-term debt	124,500	94,533
Liabilities held for sale	2,020	570

Total current liabilities	449,410	393,033
Long-term debt, less current portion	3,191,500	3,120,500
Deferred tax liabilities	380,650	316,602
Other non-current liabilities	44,073	38,164

Total liabilities	4,065,633	3,868,299
Commitments and contingencies (Note 8)
STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 94,984,989 shares issued and 67,784,366 shares outstanding as of December 31, 2008 and 93,825,218 shares issued and 82,761,606 shares outstanding as of December 31, 2007	950	943
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	270	270
Additional paid-in capital	1,004,334	997,404
Accumulated deficit	(1,198,734)	(1,121,242)
Treasury stock, at cost, 27,200,623 and 22,281,222 shares of Class A common stock, as of December 31, 2008 and December 31, 2007, respectively	(153,464)	(130,464)

Total stockholders’ deficit	(346,644)	(253,089)

Total liabilities and stockholders’ deficit	$3,718,989	$3,615,210

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Revenues	$1,401,894	$1,293,375	$1,210,400
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	585,362	544,072	492,729
Selling, general and administrative expenses	278,942	264,006	252,688
Corporate expenses	30,824	27,637	25,445
Depreciation and amortization	227,910	235,331	215,918

Operating income	278,856	222,329	223,620
Interest expense, net	(213,333)	(239,015)	(227,206)
Loss on early extinguishment of debt	—	—	(35,831)
Loss on derivatives, net	(54,363)	(22,902)	(15,798)
(Loss) gain on sale of cable systems, net	(21,308)	11,079	—
Other expense, net	(9,133)	(9,054)	(9,973)

Loss before income taxes	(19,281)	(37,563)	(65,188)
Provision for income taxes	(58,213)	(57,566)	(59,734)

Net loss	$(77,494)	$(95,129)	$(124,922)

Basic — weighted average shares outstanding	95,548	107,828	110,971
Basic — loss per share	$(0.81)	$(0.88)	$(1.13)
Diluted — weighted average shares outstanding	95,548	107,828	110,971
Diluted — loss per share	$(0.81)	$(0.88)	$(1.13)

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A	Class B	Additional
	Common	Common	Paid-In	Accumulated	Treasury	Deferred
	Stock	Stock	Capital	Deficit	Stock	Compensation	Total
	(All dollar amounts in thousands)

Balance, December 31, 2005	$933	$274	$990,584	$(901,191)	$(26,636)	$(4,857)	$59,107
Net loss	—	—	—	(124,922)	—	—	(124,922)
Share-based compensation	—	—	4,478	—	—	—	4,478
Issuance of common stock in employee stock purchase plan	2	—	908	—	—	—	910
Issuance of restricted stock units, net of forfeitures	—	—	—	—	(60)	—	(60)
Deferred compensation	3	—	(4,860)	—	—	4,857	—
Treasury stock, at cost	—	—	—	—	(34,327)	—	(34,327)
Transfer of stock	—	(3)	3	—	—	—	—

Balance, December 31, 2006	$938	$271	$991,113	$(1,026,113)	$(61,023)	$—	$(94,814)

Net loss	—	—	—	(95,129)	—	—	(95,129)
Share-based compensation	—	—	5,299	—	—	—	5,299
Issuance of common stock in employee stock purchase plan	2	—	962	—	(3)	—	961
Issuance of restricted stock units, net of forfeitures	2	—	(2)	—	(402)	—	(402)
Exercise of stock options, net	—	—	32	—	—	—	32
Treasury stock, at cost	—	—	—	—	(69,036)	—	(69,036)
Transfer of stock	1	(1)	—	—	—	—	—

Balance, December 31, 2007	$943	$270	$997,404	$(1,121,242)	$(130,464)	$—	$(253,089)

Net loss	—	—	—	(77,494)	—	—	(77,494)
Share-based compensation	—	—	5,168	—	—	—	5,168
Issuance of common stock in employee stock purchase plan	2	—	1,012	—	—	—	1,014
Issuance of restricted stock units, net of forfeitures	—	—	—	—	(609)	—	(609)
Exercise of stock options, net	—	—	755	—	—	—	755
Treasury stock, at cost	—	—	—	—	(22,389)	—	(22,389)
Transfer of stock	5	—	(5)	2	(2)	—	—

Balance, December 31, 2008	$950	$270	$1,004,334	$(1,198,734)	$(153,464)	$—	$(346,644)

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,494)	$(95,129)	$(124,922)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	227,910	235,331	215,918
Loss on derivatives, net	54,363	22,902	15,798
Write-down — assets held for sale	17,680	—	—
Loss (gain) on sale of cable systems, net	170	(11,079)	—
Loss on early extinguishment of debt	—	—	11,206
Amortization of deferred financing costs	5,070	4,884	5,998
Share-based compensation	5,168	5,299	4,478
Deferred income taxes	58,213	57,345	59,527
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(778)	(6,342)	(11,877)
Prepaid expenses and other assets	338	(5,360)	118
Accounts payable and accrued expenses	(21,983)	(21,767)	400
Deferred revenue	3,301	4,722	5,220
Other non-current liabilities	(3,243)	(2,014)	(4,959)

Net cash flows provided by operating activities	$268,715	$188,792	$176,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(289,825)	$(227,409)	$(210,235)
Acquisition of cable system	—	(7,274)	—
Proceeds from sales of cable systems	—	32,348	—

Net cash flows used in investing activities	$(289,825)	$(202,335)	$(210,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
New borrowings	$1,035,000	$412,525	$2,181,000
Repayment of debt	(934,033)	(342,091)	(1,823,552)
Redemption/repayment of senior notes	—	—	(572,500)
Issuance of senior notes	—	—	300,000
Repurchases of Class A common stock	(22,389)	(69,036)	(34,386)
Proceeds from issuance of common stock in employee stock purchase plan	1,012	962	909
Other financing activities — book overdrafts	130	(5,814)	3,916
Financing costs	(10,887)	—	(2,953)

Net cash flows provided by (used in) financing activities	$68,833	$(3,454)	$52,434

Net increase (decrease) in cash	47,723	(16,997)	19,104
CASH, beginning of period	19,388	36,385	17,281

CASH, end of period	$67,111	$19,388	$36,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$209,164	$245,143	$247,507

The accompanying notes are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

Mediacom Communications Corporation (“MCC,” and collectively with our direct and indirect subsidiaries, the “Company”) was organized in November 1999, and is involved in the development of cable systems serving smaller cities and towns in the United States. Through these cable systems, we provide entertainment, information and telecommunications services to our subscribers and customers. As of December 31, 2008, we were operating cable systems in 22 states, principally Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, North Carolina and South Dakota.

2.	LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had unused revolving credit commitments of $762.2 million, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements.

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

Revenue Recognition

Revenues from video, HSD and phone services are recognized when the services are provided to our customers. Credit risk is managed by disconnecting services to customers who are deemed to be delinquent. Installation revenues are recognized as customer connections are completed because installation revenues are less than direct installation costs. Advertising sales are recognized in the period that the advertisements are exhibited. Under the terms of our franchise agreements, we are required to pay local franchising authorities up to 5% of our gross revenues derived from providing cable services. We normally pass these fees through to our customers. Franchise fees are reported in their respective revenue categories and included in selling, general and administrative expenses.

Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $36.8 million, $36.6 million and $36.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents our best estimate of probable losses in the accounts receivable balance. The allowance is based on the number of days outstanding, customer balances, historical experience and other currently available information. During the year ended December 31, 2006, we revised our estimate of probable losses in the accounts receivable of our advertising business to better reflect historical collection experience. The change in estimate resulted in a benefit to the consolidated statement of operations of $0.4 million for the year ended December 31, 2006.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2008 and 2006, we revised our estimate of probable losses in the accounts receivable of our video, HSD and phone business to better reflect historical collection experience. The change in estimate resulted in a loss of $0.6 million and income of $1.0 million in our consolidated statement of operations for the years ended December 31, 2008 and 2006, respectively.

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

We capitalize the costs associated with the construction of cable transmission and distribution facilities, new customer installations and indirect costs associated with our telephony product. Costs include direct labor and material, as well as certain indirect costs including interest. We perform periodic evaluations of certain estimates used to determine the amount and extent that such costs that are capitalized. Any changes to these estimates, which may be significant, are applied in the period in which the evaluations were completed. The costs of disconnecting service at a customer’s dwelling or reconnecting to a previously installed dwelling are charged as expense in the period incurred. Costs associated with subsequent installations of additional services not previously installed at a customer’s dwelling are capitalized to the extent such costs are incremental and directly attributable to the installation of such additional services. See also Note 5.

Capitalized Software Costs

We account for internal-use software development and related costs in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software development and other related costs consist of external and internal costs incurred in the application development stage to purchase and implement the software that will be used in our telephony business. Costs incurred in the development of application and infrastructure of the software is capitalized and will be amortized over our respective estimated useful life of 5 years. During the years ended December 31, 2008 and 2007, we capitalized approximately $2.5 million and $1.2 million, respectively of software development costs. Capitalized software had a net book value of $18.7 million and $16.5 million as of December 31, 2008 and 2007, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred and were $29.3 million, $30.1 million and $28.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Intangible Assets

Our cable systems operate under non-exclusive cable franchises, or franchise rights, granted by state and local governmental authorities for varying lengths of time. We acquired these cable franchises through acquisitions of cable systems and were accounted for using the purchase method of accounting. As of December 31, 2008, we held 1,368 franchises in areas located throughout the United States. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new products and services, such as advanced digital television, HSD and phone, in a specific market territory. We concluded that our franchise rights have an indefinite useful life since, among other things, there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these franchise rights contribute to our revenues and cash flows. Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize franchise rights and goodwill. Instead, such assets are tested annually for impairment or more frequently if impairment indicators arise.

We follow the provisions of SFAS No. 142 to test our goodwill and franchise rights for impairment. We assess the fair values of each cable system cluster using discounted cash flow methodology, under which the fair value of cable franchise rights are determined in a direct manner. This assessment involves significant judgment, including certain assumptions and estimates that determine future cash flow expectations and other future benefits, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. These assumptions and estimates include discount rates, revenues per customer, market penetration as a percentage of homes passed and operating margin. We also consider market transactions, market valuations and other valuations using multiples of operating income before depreciation and amortization to confirm the reasonableness of fair values determined by the discounted cash flow methodology. Significant impairment in value resulting in impairment charges may result if the estimates and assumptions used in the fair value determination change in the future, and such impairments could potentially be material.

Based on the guidance outlined in EITF No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we determined that the unit of accounting, or reporting unit, for testing goodwill and franchise rights for impairment resides at a cable system cluster level. Such level reflects the financial reporting level managed and reviewed by the corporate office (i.e., chief operating decision maker) as well as how we allocated capital resources and utilize the assets. Lastly, the reporting unit level reflects the level at which the purchase method of accounting for our acquisitions was originally recorded. We have two reporting units for the purpose of applying SFAS No. 142, Mediacom Broadband and Mediacom LLC.

In accordance with SFAS No. 142, we are required to determine goodwill impairment using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of the reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss.

The impairment test for our franchise rights and other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, the excess is recognized as an impairment loss.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since our adoption of SFAS No. 142 in 2002, we have not recorded any impairments as a result of our impairment testing. We completed our most recent impairment test as of October 1, 2008, which reflected no impairment of our franchise rights, goodwill or other intangible assets.

Our Class A common stock price has had significant volatility during the fourth quarter of 2008, along with a precipitous drop in equity securities’ prices across all sectors of the United States. Because there has not been a change in the fundamentals of our business, we do not believe that our stock price is the sole indicator of the underlying value of the assets in our reporting units. We have therefore determined that this short-term volatility in our stock price does not qualify as a triggering event under SFAS No. 142, and as such, no interim impairment test is required as of December 31, 2008.

Other finite-lived intangible assets, which consist primarily of subscriber lists and covenants not to compete, continue to be amortized over their useful lives of 5 to 10 years and 5 years, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2.6 million, $2.5 million and $2.1 million, respectively. Our estimated aggregate amortization expense for 2009 through 2011 and beyond are $2.6 million, $2.6 million, $2.6 million and $0.2 million, respectively.

Other Assets

Other assets, net, primarily include financing costs and original issue discount incurred to raise debt. Financing costs are deferred and amortized as other expense and original issue discounts are deferred and amortized as interest expense over the expected term of such financings.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the disclosure of factors used to identify an enterprise’s reportable segments. Our operations are organized and managed on the basis of cable system clusters that represent operating segments within our service area. Each operating segment derives our revenues from the delivery of similar products and services to a customer base that is also similar. Each operating segment deploys similar technology to deliver our products and services and operates within a similar regulatory environment. In addition, each operating segment has similar economic characteristics. Management evaluated the criteria for aggregation of the operating segments under SFAS No. 131 and believes that we meet each of the respective criteria set forth. Accordingly, management has identified broadband services as our one reportable segment.

Accounting for Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These pronouncements require that all derivative instruments be recognized on the balance sheet at fair value. We enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in other current assets, other assets and other liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Asset Retirement

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We reviewed our asset retirement obligations to determine the fair value of such liabilities and if a reasonable estimate of fair value could be made. This entailed the review of leases covering tangible long-lived assets as well as our rights-of-way under franchise agreements. Certain of our franchise agreements and leases contain provisions that require restoration or removal of equipment if the franchises or leases are not renewed. Based on historical experience, we expect to renew our franchise or lease agreements. In the unlikely event that any franchise or lease agreement is not expected to be renewed, we would record an estimated liability. However, in determining the fair value of our asset retirement obligation under our franchise agreements, consideration will be given to the Cable Communications Policy Act of 1984, which generally entitles the cable operator to the “fair market value” for the cable system covered by a franchise, if renewal is denied and the franchising authority acquires ownership of the cable system or effects a transfer of the cable system to another person. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.

Upon adoption of SFAS No. 143, we determined that in certain instances, it is obligated by contractual terms or regulatory requirements to remove facilities or perform other remediation activities upon the retirement of our assets. We initially recorded a $7.8 million asset in property, plant and equipment and a corresponding liability of $7.8 million. As of December 31, 2008 and 2007, the corresponding asset, net of accumulated amortization, was $2.1 million and $2.9 million, respectively.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In evaluating our ability to recover our deferred tax assets and net operating loss carryforwards, we assess all available positive and negative evidence including recent performance, the scheduled reversal of deferred tax liabilities, forecasts of taxable income in future periods and available prudent tax planning strategies. In forecasting future taxable income, we use assumptions that require significant judgment and are consistent with the estimates used to manage the business. At December 31, 2008, we recorded a net deferred tax asset valuation allowance of approximately $677.4 million. We will continue to monitor the need for the deferred tax asset valuation allowance in accordance with SFAS No. 109. Should there be a sufficient change in our assessment of our ability to recover our deferred tax assets, we will adjust our valuation allowance accordingly.

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

The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of December 31, 2008, our interest rate swap liabilities, net, were valued at $80.2 million using Level 2 inputs.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141(R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Any impact will be dependent on the terms of future business combinations.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2008, we generated net losses, and so the inclusion of the potential common shares would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. For the year ended December 31, 2008, the calculation of diluted loss per share excludes 3.3 million potential common shares related to our stock options and restricted stock units.

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

The following table reconciles the numerator and denominator of the computations of diluted loss per share for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2008			2007			2006
	Net		Amount	Net		Amount	Net		Amount
	Loss	Shares	per Share	Loss	Shares	per Share	Loss	Shares	per Share

Basic loss per share	$(77,494)	95,548	$(0.81)	$(95,129)	107,828	$(0.88)	$(124,922)	110,971	$(1.13)
Effect of dilutive securities:
Conversion of convertible senior notes	—	—	—	—	—	—	—	—	—
Assumed exercise of stock options	—	—	—	—	—	—	—	—	—

Diluted loss per share	$(77,494)	95,548	$(0.81)	$(95,129)	107,828	$(0.88)	$(124,922)	110,971	$(1.13)

5.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2008 and 2007, property, plant and equipment consisted of (dollars in thousands):

	December 31,	December 31,
	2008	2007

Cable systems, equipment and subscriber devices	$3,059,325	$2,808,187
Vehicles	72,759	67,468
Furniture, fixtures and office equipment	60,028	53,005
Buildings and leasehold improvements	41,941	40,880
Land and land improvements	7,553	7,182

	$3,241,606	$2,976,722
Accumulated depreciation	(1,765,319)	(1,564,583)

Property, plant and equipment, net	$1,476,287	$1,412,139

Change in Estimate — Useful lives

Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems due to the initial deployment of all digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across certain of our cable systems. This technology affords us the opportunity to

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide all digital set-top boxes to our customer base as part of this all digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis. The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To

Plant and equipment	12	16
Customer premise equipment	5	7

These changes were made on a prospective basis effective July 1, 2008 and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $11.6 million and an increase to basic and diluted earnings per share of $0.12 per share for the year ended December 31, 2008.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $225.3 million, $232.8 million, and $213.8 million, respectively. As of December 31, 2008 and 2007, we had property under capitalized leases of $0 million and $10.1 million, respectively, before accumulated depreciation, and $0 million and $1.9 million, respectively, net of accumulated depreciation. During the years ended December 31, 2008 and 2007, we incurred gross interest costs of $217.8 million and $243.2 million, respectively, of which $4.3 million and $3.8 million was capitalized. See Note 2.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Accrued interest	$45,265	$39,588
Liability under interest rate exchange agreements	45,208	—
Accrued programming costs	37,848	43,596
Accrued taxes and fees	31,198	27,617
Accrued payroll and benefits	30,590	25,165
Book overdrafts(1)	16,827	16,971
Accrued service costs	14,320	18,114
Accrued property, plant and equipment	13,606	11,588
Subscriber advance payments	11,236	11,471
Accrued telecommunications	5,058	15,687
Accounts payable	464	18,528
Other accrued expenses	16,954	18,590

Accounts payable, accrued expenses and other current liabilities	$268,574	$246,915

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

Debt consisted of the following (dollars in thousands):

	December 31,	December 31,
	2008	2007

Bank credit facilities	$2,191,000	$2,090,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000
Capital lease obligations	—	33

	$3,316,000	$3,215,033
Less: Current portion	124,500	94,533

Total long-term debt	$3,191,500	$3,120,500

Bank Credit Facilities

The operating subsidiaries of Mediacom LLC, one of our two principal subsidiaries, maintain a $1.217 billion senior secured credit facility (the “LLC credit facility”). The LLC credit facility originally consisted of a revolving credit facility (the “LLC revolver”) with a $400.0 million revolving credit commitment, a $200.0 million term loan (the “LLC term loan A”) and a $550.0 million term loan (the “LLC term loan B”). In May 2006, we refinanced the LLC term loan B with a new term loan (the “LLC term loan C”) in the amount of $650.0 million. Borrowings under the LLC term loan C bear interest at a rate that is 0.50% less than the interest rate of the LLC term loan B that it replaced. The LLC revolver expires on September 30, 2011, and its commitment amount is not subject to scheduled reductions prior to maturity.

The LLC term loan A matures on September 30, 2012, and beginning on March 31, 2008, has been subject to quarterly reductions ranging from 2.50% to 9.00% of the original amount. The LLC term loan C matures on January 31, 2015, and is subject to quarterly reductions of 0.25% that began on March 31, 2007 and extend through December 31, 2014, with a final payment at maturity representing 92.00% of the original principal amount.

As of December 31, 2008, the maximum commitment available under the LLC revolver was $400.0 million and the revolver had an outstanding balance of $78.0 million. As of the same date, the LLC term loans A and C had outstanding balances of $180.0 million and $637.0 million, respectively.

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

For the year ended December 31, 2008, the outstanding debt under the LLC term loan A was reduced by $20.0 million, or 10.00% of the original principal amount, and the outstanding debt under the LLC term loan C was reduced by $6.5 million, or 1.00% of the original principal amount.

For the year ending December 31, 2009, the outstanding debt under the LLC term loan A will be reduced by $24.0 million, or 12.00% of the original principal amount, and the outstanding debt under the LLC term loan C will be reduced by $6.5 million, or 1.00% of the original principal amount.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating subsidiaries of Mediacom Broadband LLC, our other principal subsidiary, maintain a $1.755 billion senior secured credit facility (the “Broadband credit facility”). The Broadband credit facility originally consisted of a revolving credit facility (the “Broadband revolver”), a $300.0 million term loan A (the “Broadband term loan A”) and a $500.0 million term loan B (the “Broadband term loan B”).

In October 2005, we amended the Broadband revolver: (i) to increase the revolving credit commitment from approximately $543.0 million to approximately $650.5 million, of which approximately $430.3 million is not subject to scheduled reductions prior to the termination date; and (ii) to extend the termination date of the commitments not subject to reductions from March 31, 2010 to December 31, 2012. In May 2005, we refinanced the Broadband term loan B with a new term loan (the “Broadband term loan C”) in the amount of $500.0 million. In May 2006, we refinanced the Broadband term loan C with a new term loan (the “Broadband term loan D”) in the amount of $800.0 million. Borrowings under the term loan D bear interest at a rate that is 0.25% less than the interest rate of the term loan that it replaced. In May 2008, we entered into an incremental facility agreement that provides for a new term loan (“Broadband term loan E”) under our credit facility in the principal amount of $350.0 million. Approximately $335.0 million of the proceeds from the new term loan were used to repay the outstanding balance of the revolving credit portion of our credit facility without any reduction in the revolving credit commitments.

The Broadband term loan A matures on March 31, 2010 and, since September 30, 2004, has been subject to quarterly reductions ranging from 1.00% to 8.00% of the original principal amount. The Broadband term loan D matures on January 31, 2015, and is subject to quarterly reductions of 0.25% that began on March 31, 2007 and extend through December 31, 2014, with a final payment at maturity representing 92.00% of the original principal amount. The Broadband term loan E matures on January 3, 2016, and beginning on June 30, 2008, has been subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.50% of the original principal amount.

As of December 31, 2008, the maximum commitment available under the Broadband revolver was $516.7 million, and the revolver had an outstanding balance of $57.3 million. As of the same date, the Broadband term loans A, D and E had outstanding balances of $106.5 million, $784.0 million, and $348.3 million, respectively.

The credit agreement of the Broadband credit facility (the “Broadband credit agreement”) provides for interest at varying rates based upon various borrowing options and certain financial ratios, and for commitment fees of 3/8% to 5/8% per annum on the unused portion of the available revolving credit commitment. Interest on outstanding Broadband revolver and Broadband term loan A balances is payable at either the Eurodollar rate plus a floating percentage ranging from 1.00% to 2.50% or the base rate plus a floating percentage ranging from 0.25% to 1.50%. Interest on the Broadband term loan B is payable at either the Eurodollar rate plus a floating percentage ranging from 1.50% to 1.75% or the base rate plus a floating percentage ranging from 0.50% to 0.75%. Interest on the Broadband term loan E is payable at either the Eurodollar Rate plus a margin of 3.50% or the base rate plus a margin of 2.50%. For the first four years of the term loan E, applicable Eurodollar and base rates are subject to a minimum of 3.00% and 4.00, respectively.

For the year ended December 31, 2008, the maximum commitment amount under the portion of the Broadband revolver subject to reduction was reduced by $48.7 million. The outstanding debt under the Broadband term loan A was reduced by $60.0 million, or 20.00% of the original principal amount, the outstanding debt under the Broadband term loan D was reduced by $8.0 million, or 1.00% of the original principal amount, and the outstanding debt under the Broadband term loan E was reduced by $1.75 million, or 0.50% of the original principal amount.

For the year ended December 31, 2009, the maximum commitment amount under the portion of the Broadband revolver subject to reduction will be reduced by $66.9 million, the outstanding debt under the Broadband term loan A will be reduced by $60.0 million, or 20.00% of the original principal amount, the outstanding debt under the Broadband term loan D will be reduced by $8.0 million, or 1.00% of the original principal amount and the outstanding debt under the Broadband term loan E will be reduced by $3.5 million, or 1.00% of the original principal amount.

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

The average interest rates on outstanding debt under the bank credit facilities as of December 31, 2008 and 2007 were 4.3% and 6.7%, respectively, including the effect of the interest rate swaps discussed below. As of December 31, 2008, we had unused credit commitments of approximately $762.2 million under our bank credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. Giving pro forma effect to the completion of the Exchange Agreement on February 13, 2009, we had unused revolving credit commitments of approximately $652.2 million as of December 31, 2008. See Note 11.

As of December 31, 2008, approximately $19.3 million of letters of credit were issued to various parties as collateral for our performance relating primarily to insurance and franchise requirements. The amount paid to obtain these letters of credit was immaterial.

Interest Rate Swaps

We use interest rate exchange agreements, or interest rate swaps, to fix the applicable Eurodollar portion of debt under our Broadband and LLC Credit Facilities. As of December 31, 2008, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.2 billion is fixed at a weighted average rate of approximately 4.8%. As of the same date, about 70% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. Our swaps have not been designated as hedges for accounting purposes and have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2008. Our current interest rate swaps are scheduled to expire in the amounts of: $800 million, $300 million and $100 million during the years ended December 31, 2009, 2010 and 2011, respectively.

In 2008, we entered into forward starting interest rate swaps that fixed rates for two years at a weighted average of approximately 3.2% on $400.0 million of floating rate debt, commencing in 2009 and approximately 2.9% on $100.0 million of floating rate debt, commencing in 2010. We also entered forward starting interest rate swaps that fixed rates for three years at a weighted average rate of approximately 3.3% on $600.0 million of floating rate debt, commencing in 2009. These agreements have been accounted for on a mark-to-market basis as of, and for the year ended December 31, 2008.

Although we may be exposed to future losses in the event of counterparties’ non-performance, we do not expect such losses, if any, to be material.

The fair value of the interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of December 31, 2008, based on the mark-to-market valuation, we recorded on our consolidated balance sheet a net accumulated liability for derivatives of $80.2 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a loss on derivatives of $54.4 million and $22.9 million for the years ended December 31, 2008 and 2007, respectively.

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

For all periods through December 31, 2008, we were in compliance with all of the covenants under our bank credit and senior note agreements. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or our other debt arrangements that are based on changes in our credit ratings assigned by any rating agency.

Convertible Senior Notes

On June 29, 2001, we issued $172.5 million aggregate principal amount of 5 1/4% convertible senior notes due July 2008 (the “Convertible Senior Notes”). On June 29, 2006, we paid the entire outstanding principal amount of our Convertible Senior Notes, plus accrued and unpaid interest, with borrowings under the Broadband term loan D.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss on Early Extinguishment of Debt

For the year ended December 31, 2006, we recorded in our consolidated statement of operations a loss on early extinguishment of debt of $35.8 million as a result of our redemption of our 11% senior notes. This change reflected representing $22.0 million of call premium, $2.6 million of bank fees and the write-off of $11.2 million of unamortized deferred financing costs. There was no loss on early extinguishment of debt in the years ended December 31, 2007 and 2008.

Fair Value and Debt Maturities

As of December 31, 2008, the fair values of our Senior Notes and Bank Credit Facilities are as follows (dollars in thousands):

7 7/8% senior notes due 2011	$97,500
9 1/2% senior notes due 2013	375,000
8 1/2% senior notes due 2015	317,500

$790,000

Bank credit facilities	$1,420,773

The stated maturities of all debt outstanding as of December 31, 2008 are as follows (dollars in thousands):

2009	$124,500
2010	92,000
2011	273,000
2012	72,000
2013	575,250
Thereafter	2,179,250

Total	$3,316,000

8.	STOCKHOLDERS’ DEFICIT

We have authorized 300,000,000 shares of Class A common stock, $.01 par value and 100,000,000 shares of Class B common stock, $.01 par value. The holders of Class A and Class B common stock are entitled to vote as a single class on each matter in which our shareholders are entitled to vote. Each Class A share is entitled to one vote and each Class B share is entitled to ten votes.

Stock Repurchase Plans

In November 2007, the Board of Directors authorized an additional $50.0 million Class A common stock repurchase program. During the years ended December 31, 2008, 2007 and 2006, we repurchased approximately 4.9 million, 11.2 million, and 5.8 million shares for an aggregate cost of $22.4 million, $69.0 million and $34.4 million, respectively, at an average price per share of $4.68, $6.18 and $5.90, respectively. As of December 31, 2008, approximately $47.6 million remained available under the Class A common stock repurchase program.

Share-based Compensation

In April 2003, our Board of Directors adopted our 2003 Incentive Plan, or “2003 Plan,” which amended and restated our 1999 Stock Option Plan and incorporated into the 2003 Plan options that were previously granted outside the 1999 Stock Option Plan. The 2003 Plan was approved by our stockholders in June 2003 and provides for the grant of incentive stock options, nonqualified stock options, restricted shares, and other stock-based awards, in addition to

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual incentive awards. The contractual life of share-based awards granted under the 2003 Plan is no more than 10 years. We deliver shares from treasury upon the exercise of stock options or the conversion of restricted stock units. The 2003 Plan has 21.0 million shares of common stock available for issuance in settlement of awards. As of December 31, 2008, approximately 13.8 million shares remained available for issuance under the 2003 Plan.

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost, based on the amounts previously disclosed in our pro forma footnote disclosure, related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under this method, prior periods are not restated and the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2008, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123; and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2008, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term employees will retain their vested stock options before exercising them, the estimated volatility of our stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, the related amounts recognized in the consolidated statements of operations. The provisions of SFAS No. 123(R) apply to new stock awards and stock awards outstanding, but not yet vested, on the effective date. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment,” relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption.

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

Total share-based compensation expense was as follows (dollars in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Share-based compensation expense by type of award:
Employee stock options	$1,638	1,920	2,240
Employee stock purchase plan	299	284	287
Restricted stock units	3,231	3,095	1,951

Total share-based compensation expense	5,168	5,299	4,478
Tax effect on stock-based compensation expense	—	—	—

Effect on net loss	$(5,168)	$(5,299)	$(4,478)

Effect on loss per share:
Basic and diluted	$(0.05)	$(0.05)	$(0.04)

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by SFAS No. 123(R), we made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The total future compensation cost related to unvested share-based awards that are expected to vest was $12.5 million as of December 31, 2008, which will be recognized over a weighted average period of 1.0 years.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Shared-Based Payment Awards.” We have elected the “short-cut” method to calculate the historical pool of windfall tax benefits.

Valuation Assumptions

As required by SFAS 123(R), we estimated the fair value of stock options and shares purchased under our employee stock purchase plan, using the Black-Scholes valuation model and the straight-line attribution approach with the following weighted average assumptions:

	Employee Stock			Employee Stock
	Option Plans			Purchase Plans
	Year Ended			Year Ended
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006

Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	48.0%	38.0%	55.3%	33.0%	33.0%	33.0%
Risk free interest rate	2.9%	4.5%	4.8%	3.0%	4.3%	4.7%
Expected option life (in years)	6.2	6.1	4.1	0.5	0.5	0.5
Forfeiture rate	11.5%	14.0%	14.0%	—	—	—

We do not expect to declare dividends. Expected volatility is based on a combination of implied and historical volatility of our Class A common stock. For the years ended December 31, 2006, and 2007, we elected the simplified method in accordance with SAB 107 to estimate the option life of share-based awards. For the year ended December 31, 2008, we estimated the option life of share-based awards using historical data and other factors. The risk free interest rate is based on the U.S. Treasury yield in effect at the date of grant. The forfeiture rate is based on trends in actual option forfeitures. The awards are subject to annual vesting periods not to exceed 6 years from the date of grant.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity of our option plans for the years ended December 31, 2008, 2007 and 2006:

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (In years)	Value (In thousands)

Outstanding at January 1, 2006	4,931,915	$14.12
Granted	415,000	5.73
Exercised	(14,000)	6.94
Forfeited	(234,670)	13.85
Expired	—	—

Outstanding at December 31, 2006	5,098,245	$13.35	4.5	$2,508

Vested or expected to vest at December 31, 2006	4,954,230	13.54	4.5	$2,252

Exercisable at December 31, 2006	4,069,569	$15.06	4.3	$679

Outstanding at January 1, 2007	5,098,245	$13.35
Granted	580,000	8.06
Exercised	(83,250)	7.01
Forfeited	(215,687)	14.75
Expired	—	—

Outstanding at December 31, 2007	5,379,308	$12.82	4.1	$—

Vested or expected to vest at December 31, 2007	5,233,676	12.98	4.0	$—

Exercisable at December 31, 2007	4,339,078	$14.20	3.4	$—

Outstanding at January 1, 2008	5,379,308	$12.82
Granted	1,676,000	4.07
Exercised	(29,000)	5.90
Forfeited	(176,415)	12.95
Expired	—	—

Outstanding at December 31, 2008	6,849,893	$10.70	4.7	$420

Vested or expected to vest at December 31, 2008	6,537,651	10.98	4.5	$361

Exercisable at December 31, 2008	4,619,593	$13.52	2.6	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value, based on our stock price of $4.30, $4.59 and $8.04 per share as of December 31, 2008, 2007 and 2006, respectively, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average exercise price at the date of grant of a Class A common stock option granted under our option plan during the years ended December 31, 2008, 2007 and 2006 was $4.07, $8.06, and $5.73, respectively. During the years ended December 31, 2008, 2007 and 2006, approximately 413,333, 404,369 and 670,621 stock options vested with a weighted average exercise price of $6.72, $6.98 and $9.15, respectively. The proceeds we received resulting from the exercise of stock options during 2008, 2007 and 2006 were immaterial.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning stock options outstanding as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
	Number of	Remaining	Average	Aggregate	Number of	Remaining	Average	Aggregate
Range of	Shares	Contractual	Exercise	Intrinsic Value	Shares	Contractual	Exercise	Intrinsic Value
Exercise Prices	Outstanding	Life	Price	(In thousands)	Outstanding	Life	Price	(In thousands)

$3.00 — $12.00	4,470,410	6.4 years	$6.43	$420	2,240,110	4.1 years	$8.00	$—
$12.01 — $18.00	374,935	2.3 years	17.22	—	374,935	2.3 years	17.22	—
$18.01 — $22.00	2,004,548	1.1 years	19.01	—	2,004,548	1.1 years	19.01	—

	6,849,893	4.7 years	$10.70	$420	4,619,593	2.6 years	$13.52	$—

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees and directors (together, the “participants”) in Class A common stock. Awards of RSUs are valued by reference to shares of common stock that entitle participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards are subject to annual vesting periods not exceeding 4 years from the date of grant. We made estimates of expected forfeitures based on historic voluntary termination behavior and trends of actual RSU forfeitures and recognized compensation costs for equity awards expected to vest. The aggregate intrinsic value of outstanding RSUs was $12.7 million based on the closing stock price of $4.30 per share of our Class A common stock at December 31, 2008.

The following table summarizes the activity of our restricted stock unit awards for the year ended December 31, 2008:

	Number of	Weighted
	Non-Vested	Average Grant
	Share Unit Awards	Date Fair Value

Unvested Awards at January 1, 2006	1,132,300	$5.46
Granted	484,700	5.77
Awards Vested	(41,250)	5.78
Forfeited	(96,325)	5.54

Unvested Awards at December 31, 2006	1,479,425	$5.55
Granted	553,000	8.05
Awards Vested	(163,275)	5.71
Forfeited	(36,675)	6.94

Unvested Awards at December 31, 2007	1,832,475	$6.26
Granted	1,631,200	4.20
Awards Vested	(386,250)	6.54
Forfeited	(126,175)	6.11

Unvested Awards at December 31, 2008	2,951,250	$5.09

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”). Under the plan, eligible employees are allowed to participate in the purchase of shares of our Class A common stock at a minimum 15% discount on the date of the allocation. Shares purchased by employees amounted to 270,878, 157,999, and 183,906 for the years ended December 31, 2008, 2007 and 2006, respectively. The net proceeds to us were approximately $1.0 million, $0.9 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

Income tax expense is attributable to an increase in the valuation allowance against certain deferred tax assets. The reconciliation of the income tax expense at the United States federal statutory rate to the actual income tax expense is as follows (dollars in thousands):

	2008	2007	2006

Tax benefit at the United States statutory rate	$(6,499)	$(13,353)	$(22,808)
State taxes, net of federal tax benefit	7,765	8,549	9,124
Valuation allowance	55,031	61,552	72,450
Permanent items and other	1,916	818	968

Total income tax expense	$58,213	$57,566	$59,734

For the year ended December 31, 2008, total income tax expense differed from the tax benefit at the U.S. statutory rate primarily due to an increase in the valuation allowance against certain deferred tax assets (see below). State tax expense primarily represents the change in the state valuation allowance.

During the year ended December 31, 2008, we have again determined that deferred tax assets from net operating loss carryforwards, that were created in the respective periods, will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. A tax provision of $58.2 million, $57.6 million and $59.7 million was recorded for the years ended December 31, 2008, 2007 and 2006, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our net deferred tax liability consists of the following (dollars in thousands):

	2008	2007	2006

Current deferred tax assets:
Accrued liabilities	$8,133	$6,884	$6,383
Unrealized loss on interest rate exchange agreements	18,258	—	—
Allowance for doubtful accounts	1,106	790	848

Current deferred tax assets	27,497	7,674	7,231
Less: Valuation allowance	(19,237)	(5,250)	(4,764)

Current deferred tax assets, net	$8,260	$2,424	$2,467

Long-term deferred tax assets:
Net operating losses	$918,061	$897,921	$812,970
Capital loss	4,593	10,300	9,997
Unrealized loss on interest rate exchange agreements	14,133	—	—
Other assets	4,031	6,382	7,310
Valuation allowance	(658,211)	(625,757)	(547,023)

Long-term deferred tax assets	$282,607	$288,846	$283,254
Long-term deferred tax liabilities:
Investment in cable television systems:
Tangible fixed assets and definite-lived intangible assets	$290,867	$291,270	$285,720
Indefinite-lived intangible assets	372,390	314,178	256,834

Long-term deferred tax liabilities	$663,257	$605,448	$542,554

Long-term deferred tax liabilities, net	$380,650	$316,602	$259,300

As of December 31, 2008 and 2007, we had deferred tax assets of $968.3 million and $922.3 million, respectively, with valuation allowances of $677.4 million and $631.0 million, respectively. Most of the deferred tax assets relate to pre-tax net operating loss carryforwards for federal and state purposes. These federal net operating loss carryforwards had a balance of approximately $2.3 billion and $2.2 billion as of December 31, 2008 and 2007, respectively, and if not utilized will expire in the years 2021 through 2028. The state net operating loss carryforwards had a balance of approximately $2.1 billion and $2.0 billion as of December 31, 2008 and 2007, respectively, and if not utilized will expire in the years 2009 through 2028. For the year ended December 31, 2008, we changed our methodology for calculating our deferred tax asset for state net operating loss carryforwards, by using a more accurate state-by-state calculation rather than applying a blended state rate. This change resulted in a decrease to our deferred tax assets of approximately $10.4 million. As a result of certain realization requirements of SFAS No. 123(R), the table of deferred tax assets and liabilities shown above does not include a portion of the net operating loss deferred tax asset at December 31, 2008 and 2007 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity would be increased by approximately $0.2 million, if and when such deferred tax asset is ultimately realized.

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

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets.

During the years ended December 31, 2008, 2007, and 2006, based on our assessment of the facts and circumstances, we concluded that an additional portion of our deferred tax assets from net operating loss carryfowards would not be realized under the more-likely-than-not standard of SFAS No. 109. As a result, we increased our valuation allowance against deferred tax assets by $58.2 million, $57.3 million, and $59.5 million in these years, respectively, and recognized a corresponding non-cash charge to income tax expense in each year. These amounts related to the portion of deferred tax liabilities based upon the book vs. tax basis difference of our indefinite-lived intangible assets. Our assessment of the facts and circumstances took into account our history of losses, the reduced likelihood of future taxable income and the limited availability of prudent tax planning strategies.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008, we have not recorded any liability for unrecognized tax benefits. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.

We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2005, 2006, and 2007 U.S. federal tax years and various state and local years from 2004 through 2007 remain subject to income tax examinations by tax authorities.

We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the years ended December 31, 2008, 2007 and 2006, respectively, no interest and penalties were accrued.

10.	RELATED PARTY TRANSACTIONS

Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1% direct ownership interest in Mediacom California LLC, which in turn holds a 1% interest in Mediacom Arizona LLC. Revenues related to these ownership interests represent less than 1% of our total revenues. Mediacom Management is wholly-owned by our Chairman and CEO.

One of our directors is a partner of a law firm that performs various legal services for us. For the years ended December 31, 2008, 2007 and 2006, we paid this law firm approximately $0.5 million, $1.2 million and $0.6 million, respectively, for services performed.

On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC (“Shivers”) and Shivers Trading & Operating Company (“STOC”). Both STOC and Shivers are affiliates of Morris Communications Company, LLC (“Morris Communications”), and STOC, Shivers and Morris Communications are controlled by William S. Morris III, a member of the our Board of Directors (the “Board”). Effective upon closing of the transaction, Messrs. Morris and Mitchell resigned from our Board of Directors. See Note 11.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	REPURCHASE OF MEDIACOM CLASS A COMMON STOCK

On February 13, 2009, we completed the Exchange Agreement pursuant to which we exchanged all of the capital stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers, for 28,309,674 shares of Mediacom Class A common stock held by Shivers. As of December 31, 2008, after giving effect to the completion of this transaction, our total Class A and Class B outstanding shares were approximately 66.5 million.

The $110 million cash portion of the Exchange Agreement was funded with borrowings made under the revolving commitments of our bank credit facilities. The effective rate of this borrowing was 1.79% as of February 12, 2009, and was based on our Eurodollar rate plus a spread of 1.44%. The revolving commitments under the bank credit facilities mature in September 2011.

The results of operations for the sale of assets were as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007

Revenues	$22,499	$21,380
Pre-tax net income	$2,271	$1,933

The sale assets from the Exchange Agreement are presented below under the caption “Assets held for sale” and “Liabilities held for sale” in the accompanying consolidated balance sheets at December 31, 2008 and 2007 respectively (dollars in thousands):

	December 31,	December 31,
	2008	2007

Assets held for sale – current:
Cash	$53	$—
Accounts receivable, net	1,618	587
Prepaid and other current assets	22	62

Total assets held for sale – current	$1,693	$649

Assets held for sale – long term:
Property, plant and equipment, net	6,396	24,154
Franchise rights, net	4,532	4,773
Other assets	5	—

Total assets held for sale – long term	$10,933	$28,927

Liabilities held for sale – current:
Accounts payable and accrued expenses	$2,020	$570

Total liabilities held for sale – current	$2,020	$570

Based upon the $4.30 closing price per share of our Class A common stock on December 31, 2008, we recorded a non-cash write-down on the sale assets of approximately $17.7 million for the year ended December 31, 2008. This unrealized loss is included in our statements of operations for the year ended December 31, 2008 under the caption loss on sale of cable systems, net. This loss on sale of cable systems, net includes approximately $4.0 million in advisory and consulting fees paid in connection with the Exchange Agreement.

The closing price of our Class A common stock on February 13, 2009 was $4.92. As a result, we expect to realize a gain on the sale of cable systems, net of approximately $18 million in the first quarter of 2009. This amount, along

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with other closing adjustments, will be recorded in our results of operations for the three months ended March 31, 2009.

12.	EMPLOYEE BENEFIT PLANS

Substantially all of our employees are eligible to participate in a defined contribution plan pursuant to the Internal Revenue Code Section 401(k) (the “Plan”). Under such Plan, eligible employees may contribute up to 15% of their current pre-tax compensation. The Plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as we determine annually. We presently match 50% on the first 6% of employee contributions. Our contributions under the Plan totaled approximately $2.5 million, $2.4 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Lease and Rental Agreements

Under various lease and rental agreements for offices, warehouses and computer terminals, we had rental expense of approximately $6.5 million, $6.3 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum annual rental payments are as follows (dollars in thousands):

2009	$6,212
2010	5,392
2011	4,538
2012	3,464
2013	1,818
Thereafter	8,531

Total	$29,955

In addition, we rent utility poles in our operations generally under short-term arrangements, but we expect these arrangements to recur. Total rental expense for utility poles was approximately $11.0 million, $9.8 million and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Letters of Credit

As of December 31, 2008, approximately $19.3 million of letters of credit were issued to various parties to secure our performance relating to insurance and franchise requirements. The fair value of such letters of credit was immaterial.

Legal Proceedings

Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, originally filed in April 2001. The lawsuit alleges that Mediacom LLC, in areas where there was no cable franchise, failed to obtain permission from landowners to place its fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. The plaintiffs have recently proposed an alternative damage theory of $42.0 million in compensatory damages. We are unable to reasonably determine the amount of our final liability in this lawsuit, as our experts have estimated our liability to be within the range of approximately

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million to $2.3 million. This estimate does not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages. We believe, however, that the amount of such liability, as stated by any of the parties, would not have a material effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance that the actual liability would not exceed this estimated range. As of March 9, 2009, the trial commenced for the claim by the class representatives, Gary and Janice Ogg. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities. Mediacom LLC intends to vigorously defend against any claims made by the plaintiffs, including at trial, and on appeal, if necessary.

We are involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

14.	SALE OF CABLE SYSTEMS, NET

We recorded a net gain on sale of assets, amounting to $11.1 million, for the year ended December 31, 2007, due to the sale of certain cable systems in Iowa and South Dakota. See Note 11.

15.	SELECTED QUARTERLY FINANCIAL DATA (all amounts in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

2008
Revenues	$339,679	$349,501	$352,553	$360,161
Operating income	64,616	69,332	71,179	73,729
Net (loss) income	$(30,635)	$20,932	$2,197	$(69,988)
Basic and diluted net (loss) income per share	(0.31)	0.22	0.02	(0.74)
Basic weighted average common shares outstanding	97,645	95,137	94,628	94,781
Diluted weighted average common shares outstanding	97,645	97,257	96,916	94,781
2007
Revenues	$307,876	$324,734	$328,252	$332,513
Operating income	52,327	60,961	55,439	53,602
Net loss	$(16,880)	$(6,644)	$(34,733)	$(36,872)
Basic and diluted net loss per share	(0.15)	(0.06)	(0.32)	(0.35)
Basic and diluted weighted average common shares outstanding	109,890	109,758	108,013	103,649
2006
Revenues	$289,348	$302,421	$305,556	$313,075
Operating income	52,696	59,850	55,963	55,111
Net (loss) income	$(37,208)	$5,725	$(89,827)	$(3,612)
Basic and diluted net (loss) income per share	(0.33)	0.05	(0.82)	(0.03)
Basic weighted average common shares outstanding	113,529	110,922	109,689	109,798
Diluted weighted average common shares outstanding	113,529	121,690	109,689	109,798

(1)	Effective January 1, 2006 we adopted SFAS No. 123(R) (see Note 8).

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUBSEQUENT EVENTS

On February 13, 2009, we completed the Exchange Agreement pursuant to which we exchanged all of the capital stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers, for 28,309,674 shares of Mediacom Class A common stock held by Shivers. As of December 31, 2008, after giving effect to the completion of this transaction, our total Class A and Class B outstanding shares were approximately 66.5 million. See Notes 10 and 11.

Schedule II

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
	Balance at	Charged to	Charged to	Charged to	Charged to
	beginning	costs and	other	costs and	other	Balance at
	of period	expenses	accounts	expenses	accounts	end of period

December 31, 2006
Allowance for doubtful accounts:
Current receivables	$3,078	$4,148	$—	$5,053	$—	$2,173
Valuation allowance
Deferred tax assets	$429,480	$122,307	$—	$—	$—	$551,787
December 31, 2007
Allowance for doubtful accounts:
Current receivables	$2,173	$5,416	$—	$5,482		$2,107
Valuation allowance
Deferred tax assets	$551,787	$79,220	$—	$—	$—	$631,007
December 31, 2008
Allowance for doubtful accounts:
Current receivables	$2,107	$3,165	$—	$2,456	$42	$2,774
Valuation allowance
Deferred tax assets	$631,007	$46,441	$—	$—	$—	$677,448

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2008, our company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by Item 10 is set forth under the heading “Directors and Executive Officers of the Registrant” in Item 4A of this annual report and in our proxy statement relating to the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which information is incorporated herein by this reference.

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

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit
Number		Exhibit Description

2.1		Share Exchange Agreement, dated as of September 7, 2008, by and between Mediacom Communications Corporation, Shivers Investments, LLC, and Shivers Trading & Operating Company(1)
2.2		Significant Stockholder Agreement, dated as of September 7, 2008 by and between Mediacom Communications Corporation and Rocco B. Commisso(1)
2.3		Asset Transfer Agreement, dated February 11, 2009, by and among Mediacom Communications Corporation, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Mediacom Broadband LLC
3.1		Restated Certificate of Incorporation of Mediacom Communications Corporation(2)
3.2		Amended and Restated By-laws of Mediacom Communications Corporation(3)
4.1		Form of certificate evidencing share of Class A common stock(2)
4.2		Indenture relating to 7 7/8% senior notes due 2011 of Mediacom LLC and Mediacom Capital Corporation(4)
4.3		Indenture relating to 9 1/2% senior notes due 2013 of Mediacom LLC and Mediacom Capital Corporation(5)
4.4		Indenture relating to 8 1/2% senior notes due 2015 of Mediacom Broadband LLC and Mediacom Broadband Corporation(6)
10	.1(a)	Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(7)
10	.1(b)	Amendment No. 1, dated as of May 5, 2006, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(8)
10	.1(c)	Amendment No. 2, dated as of June 11, 2007, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank as administrative agent for the lenders(9)
10	.1(d)	Amendment No. 3, dated as of June 11, 2007, to the Credit Agreement, dated of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(9)
10	.2(a)	Amendment and Restatement, dated December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(10)

Exhibit
Number		Exhibit Description

10	.2(b)	Amendment No. 1, dated as of October 11, 2005, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JP Morgan Chase Bank, as administrative agent for the lenders(11)
10	.2(c)	Amendment No. 2, dated as of May 5, 2006, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders thereto and JPMorgan Chase Bank, as administrative agent for the lenders(8)
10	.2(d)	Amendment No. 3, dated as of June 11, 2007, to the Amendment and Restatement, dated as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(9)
10	.2(e)	Amendment No. 4, dated as of June 11, 2007, to the Amendment and Restatement, dates as of December 16, 2004, of Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders(9)
10.3		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(8)
10.4		Incremental Facility Agreement, dated as of May 5, 2006, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank. N.A., as administrative agent(8)
10.5		Incremental Facility Agreement, dated as of May 29, 2008, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent(12)
10	.6*	Form of Amended and Restated Registration Rights Agreement by and among Mediacom Communications Corporation, Rocco B. Commisso, BMO Financial, Inc., CB Capital Investors, L.P., Chase Manhattan Capital, L.P., Morris Communications Corporation, Private Market Fund, L.P. and U.S. Investor, Inc.(2)
10.7		Fifth Amended and Restated Operating Agreement of Mediacom LLC(13)
10.8		Amended and Restated Limited Liability Company Operating Agreement of Mediacom Broadband LLC(14)
10	.9*	Compensation Agreement of Rocco Commisso(15)
10.10		2001 Employee Stock Purchase Plan(16)
10	.11(a)*	2003 Incentive Plan(17)
10	.11(b)*	Form of Stock Option Agreement for Executive Officers
10	.11(c)*	Form of Restricted Stock Unit Award Agreement for Executive Officers
10	.12(a)	Non-Employee Directors Equity Incentive Plan(18)
10	.12(b)	Form of Stock Option Agreement for Non-Employee Directors
10	.12(c)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
12.1		Schedule of Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries of Mediacom Communications Corporation
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Rule 13a-14(a) Certifications
32.1		Section 1350 Certifications

(c)	Financial Statement Schedule

The financial statement schedule — Schedule II — Valuation and Qualifying Accounts — is part of this Form 10-K.

*	Compensatory Plan

(1)	Filed as an exhibit to the Current Report on Form 8-K, dated September 7, 2008, of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-90879) of Mediacom Communications Corporation and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K, dated December 21, 2007, of Mediacom Communications Corporation and incorporated herein by reference.

(4)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of Mediacom LLC and Mediacom Capital Corporation and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Mediacom Communications Corporation and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K, dated August 30, 2005, of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(8)	Filed as an exhibit to the Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2006 of Mediacom Communications Corporation and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2007 of Mediacom Communications Corporation and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 of Mediacom Communications Corporation and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K, dated May 29, 2008, of Mediacom Broadband LLC and incorporated herein by reference.

(13)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Mediacom Communications Corporation and incorporated herein by reference.

(14)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-72440) of Mediacom Broadband LLC and Mediacom Broadband Corporation and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of Mediacom Communications Corporation and incorporated herein by reference.

(16)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-68306) of Mediacom Communications Corporation and incorporated herein by reference.

(17)	Filed as Exhibit A to the definitive Proxy Statement of Mediacom Communications Corporation on April 30, 2003 and incorporated herein by reference.

(18)	Filed as Exhibit A to the definitive Proxy Statement of Mediacom Communications Corporation on April 29, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Mediacom Communications Corporation

March 13, 2009

By:	/s/ Rocco B. Commisso
Rocco B. Commisso
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rocco B. Commisso Rocco B. Commisso	Chairman and Chief Executive Officer (principal executive officer)	March 13, 2008

/s/ Mark E. Stephan Mark E. Stephan	Executive Vice President, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	March 13, 2008

/s/ Thomas V. Reifenheiser Thomas V. Reifenheiser	Director	March 13, 2008

/s/ Natale S. Ricciardi Natale S. Ricciardi	Director	March 13, 2008

/s/ Robert L. Winikoff Robert L. Winikoff	Director	March 13, 2008