Form 10-Q
period 2009-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2009-05-11
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
☐ Yes ☑ No
As of April 30, 2009, there were 40,240,754 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom Communications Corporation as “Mediacom;” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; greater than anticipated effects of economic downturns and other factors which may negatively affect our customers’ demand for our products and services; increasing programming costs and delivery expenses related to our products and services; changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies; changes in assumptions underlying our critical accounting polices which could impact our results; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; liquidity and overall instability in the credit markets which may impact our ability to refinance our debt, as our revolving credit facilities begin to expire in September 2011 and other substantial debt becomes due in 2013 and beyond, in the same amounts and on the same terms as we currently experience; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$69,345	$67,111
Accounts receivable, net of allowance for doubtful accounts of $1,983 and $2,774	79,427	81,086
Prepaid expenses and other current assets	21,051	17,615
Deferred tax assets	6,555	8,260
Assets held for sale	—	1,693

Total current assets	176,378	175,765
Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,809,304 and $1,765,319	1,471,405	1,476,287
Franchise rights	1,793,715	1,793,579
Goodwill	219,991	220,646
Subscriber lists and other intangible assets, net of accumulated amortization of $156,353 and $155,721	7,362	7,994
Assets held for sale	—	10,933

Total investment in cable television systems	3,492,473	3,509,439

Other assets, net of accumulated amortization of $23,282 and $21,922	31,687	33,785

Total assets	$3,700,538	$3,718,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses and other current liabilities	$267,997	$268,574
Deferred revenue	55,075	54,316
Current portion of long-term debt	134,375	124,500
Liabilities held for sale	—	2,020

Total current liabilities	457,447	449,410
Long-term debt, less current portion	3,265,625	3,191,500
Deferred tax liabilities	392,288	380,650
Other non-current liabilities	48,542	44,073

Total liabilities	4,163,902	4,065,633
Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 96,172,239 shares issued and 40,240,754 shares outstanding as of March 31, 2009 and 94,984,989 shares issued and 67,784,366 shares outstanding as of December 31, 2008	402	950
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,006,627	1,004,334
Accumulated deficit	(1,176,377)	(1,198,734)
Treasury stock, at cost, 55,931,485 and 27,200,623 shares of Class A common stock	(294,286)	(153,464)

Total stockholders’ deficit	(463,364)	(346,644)

Total liabilities and stockholders’ deficit	$3,700,538	$3,718,989

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$360,438	$339,679

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	152,808	140,544
Selling, general and administrative expenses	66,084	66,942
Corporate expenses	8,207	7,733
Depreciation and amortization	58,394	59,844

Operating income	74,945	64,616

Interest expense, net	(48,921)	(54,589)
Loss on derivatives, net	(1,671)	(24,074)
Gain (loss) on sale of cable systems, net	13,817	(170)
Other expense, net	(2,465)	(1,849)

Income (loss) before income taxes	$35,705	$(16,066)
Provision for income taxes	(13,343)	(14,569)

Net income (loss)	$22,362	$(30,635)

Basic weighted average shares outstanding	80,597	97,645
Basic earnings (loss) per share	$0.28	$(0.31)

Diluted weighted average shares outstanding	83,607	97,645
Diluted earnings (loss) per share	$0.27	$(0.31)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$22,362	$(30,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,394	59,844
Loss on derivatives, net	1,671	24,074
(Gain) loss on sale of cable systems, net	(12,557)	170
Amortization of deferred financing costs	1,360	1,190
Share-based compensation	1,745	1,312
Deferred income taxes	13,343	14,568
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	2,783	7,131
Prepaid expenses and other assets	(5,507)	947
Accounts payable and accrued expenses and other current liabilities	244	(28,172)
Deferred revenue	759	1,889
Other non-current liabilities	(147)	(814)

Net cash flows provided by operating activities	$84,450	$51,504

INVESTING ACTIVITIES:
Capital expenditures	$(54,778)	$(63,990)

Net cash flows used in investing activities	$(54,778)	$(63,990)

FINANCING ACTIVITIES:
New borrowings	$260,125	$91,000
Repayment of debt	(176,124)	(75,657)
Net settlement of restricted stock units	(1,543)	(433)
Repurchases of Class A common stock	(110,000)	(12,938)
Other financing activities — book overdrafts	104	13,016

Net cash flows (used in) provided by financing activities	$(27,438)	$14,988

Net increase in cash	2,234	2,502
CASH, beginning of period	67,111	19,388

CASH, end of period	$69,345	$21,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$55,045	$57,984

NON-CASH TRANSACTIONS — FINANCING:
Repurchase of Class A common stock exchanged for assets held for sale (Note 11)	$29,284	$—

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, “we,” “our” or “us”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). We own and operate cable systems through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC (“Mediacom Broadband”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2009. Effective January 1, 2008, we adopted SFAS No. 157,“Fair Value Measurements” See Note 2.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have evaluated the impact of our nonfinancial assets and liabilities which include goodwill and other intangible assets. We adopted SFAS No. 157 for non-financial assets and liabilities on January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS No. 157 on January 1, 2008 and the delayed adoption on January 1, 2009 did not have a material effect on our consolidated financial statements.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of March 31, 2009, our interest rate swap liabilities, net, were valued at $81.9 million using Level 2 inputs.

	Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Level 4	Total

Liabilities
Interest rate exchange agreements	$—	$81,873	$—	$—	$81,873

	$—	$81,873	$—	$—	$81,873

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
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141 (R) on January 1, 2009 and determined that the impact on our consolidated financial condition or results of operations was not material.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of SFAS No. 161 and determined that the impact of adoption had on our consolidated financial condition or results of operations was not material.
3. EARNINGS (LOSS) PER SHARE
We calculate earnings or loss per share in accordance with SFAS No. 128, “Earnings per Share,” by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. Diluted EPS excludes the impact of potential shares of common stock related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.
For the three months ended March 31, 2008, we generated net losses, and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share. Diluted loss per share for the three months ended March 31, 2008 excludes approximately 2.1 million potential shares of common stock related to our share-based compensation plans. For the three months ended March 31, 2009, we generated net income. Accordingly, diluted earnings per share includes approximately 3.0 million potential shares of common stock related to our share-based compensation plans.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008
Cable systems, equipment and subscriber devices	$3,096,870	$3,059,325
Vehicles	72,697	72,759
Furniture, fixtures and office equipment	61,613	60,028
Buildings and leasehold improvements	41,974	41,941
Land and land improvements	7,555	7,553

	3,280,709	3,241,606
Accumulated depreciation	(1,809,304)	(1,765,319)

Property, plant and equipment, net	$1,471,405	$1,476,287

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
These changes were made on a prospective basis effective July 1, 2008, and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $5.8 million and an increase to basic and diluted earnings per share of $0.07 per share for the three months ended March 31, 2009.
5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008
Liability under interest rate exchange agreements	$42,262	$45,208
Accrued interest	39,779	45,265
Accrued programming costs	38,910	37,848
Accrued payroll and benefits	30,574	30,590
Accrued taxes and fees	26,520	31,198
Book overdrafts(1)	16,931	16,827
Accrued service costs	16,055	14,320
Accrued property, plant and equipment	15,155	13,606
Subscriber advance payments	13,025	11,236
Accrued telecommunications costs	6,971	5,058
Accounts payable	2,943	464
Other accrued expenses	18,872	16,954

Accounts payable, accrued expenses and other current liabilities	$267,997	$268,574

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008
Bank credit facilities	$2,275,000	$2,191,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000

	3,400,000	3,316,000
Less: Current portion	134,375	124,500

Total long-term debt	$3,265,625	$3,191,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities (the “credit facilities”) as of March 31, 2009 and 2008 were 4.6% and 5.5%, respectively, including the effect of the interest rate exchange agreements discussed below. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0.
As of March 31, 2009, we had unused revolving credit commitments of $629.2 million under our credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $69.6 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $280.5 million and $279.1 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity.
As of March 31, 2009, approximately $20.4 million of letters of credit were issued under our credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.2 billion was fixed at a weighted average rate of 4.8%. As of the same date, about 68% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $800 million, $300 million and $100 million during the years ended December 31, 2009, 2010 and 2011, respectively.
We have entered into forward starting interest rate swaps that will fix rates for a two year period at a weighted average rate of 3.2% on $400 million of floating rate debt, which will commence during the balance of 2009, and 2.8% on $300 million of floating rate debt, which will commence during 2010. We also entered into forward starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.2% on $700 million of floating rate debt, which will commence during the remainder of 2009.
Although we may be exposed to future losses in the event of counterparties’ non-performance, we do not expect such losses, if any, to be material. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2009 and 2008.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2009 and December 31, 2008, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $81.9 million and $80.2 million, respectively. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $1.7 million and $24.1 million for the three months ended March 31, 2009 and 2008, respectively.
Senior Notes
We have issued senior notes through Mediacom Broadband and Mediacom LLC totaling $1.125 billion as of March 31, 2009. The indentures governing our senior notes contain financial and other covenants, though, they are generally less restrictive than those found in our credit facilities, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 7.0 to 1.0 in the case of Mediacom LLC’s senior notes, and 8.5 to 1.0 in the case of Mediacom Broadband’s senior notes. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.

7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
During the three months ended March 31, 2009, we did not repurchase any shares of our Class A common stock under our common stock repurchase program. As of March 31, 2009, approximately $47.6 million remained available under the Class A common stock repurchase program.
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$525	$445
Employee stock purchase plan	130	73
Restricted stock units	1,090	794

Total share-based compensation expense	$1,745	$1,312

During the three months ended March 31, 2009, approximately 1.0 million restricted stock units and 1.1 million stock options were granted under our compensation programs. Each of the restricted stock units and stock options are convertible and exercisable, respectively, into a share of our Class A common stock. The weighted average fair values associated with these grants were $4.32 per restricted stock unit and $3.96 per stock option. During the three months ended March 31, 2009, no stock options were exercised and approximately 1.2 million restricted stock units were vested.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 160,000 and 134,000 for the three months ended March 31, 2009, and 2008, respectively. The net proceeds to us were approximately $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, originally filed in April 2001. The lawsuit alleges that Mediacom LLC, in areas where there was no cable franchise failed to obtain permission from landowners to place our fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. The plaintiffs recently proposed an alternative damage theory of $42.0 million in compensatory damages. Notwithstanding the verdict in the trial described below, we remain unable to reasonably determine the amount of our final liability in this lawsuit. Prior to trial our experts estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate does not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages.
On March 9, 2009, a jury trial commenced solely for the claim of Gary and Janice Ogg, the designated class representatives. On March 18, 2009, the jury rendered a verdict in favor of Gary and Janice Ogg setting compensatory damages of $8,863 and punitive damages of $35,000. This verdict is not yet final. Although we believe that the particular circumstances of each class member may result in a different measure of damages for each member, if the same measure of compensatory damages was used for each member, the aggregate compensatory damages would be approximately $16.2 million plus the possibility of an award of attorneys fees, prejudgment interest, and punitive damages. Mediacom LLC intends to file motions with respect to the verdict and vigorously defend against the claims made by the other members of the class, including at trial, and on appeal, if necessary.
We believe that the amount of actual liability would not have a significant effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance, however, that the actual liability ultimately determined for all members of the class would not exceed our estimated range or any amount derived from the verdict rendered on March 19, 2009. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the three months ended March 31, 2009, we have again determined that deferred tax assets from net operating loss carryforwards that were created in the respective periods will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $13.3 million and $14.6 million was recorded for the three months ended March 31, 2009 and 2008, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
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
We adopted the provisions of FIN 48 on January 1, 2007; however the adoption did not have a material effect on us, and resulted in no adjustment to retained earnings as of January 1, 2007. We have no unrecognized tax benefits as of the adoption date and as of March 31, 2009. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2006, 2007 and 2008 U.S. federal tax years and various state and local tax years from 2005 through 2008 remain subject to income tax examinations by tax authorities.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2009, no interest and penalties were accrued.

10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of our total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the three months ended March 31, 2009, less than $0.1 million was paid to this law firm for services performed.
11. REPURCHASE OF MEDIACOM CLASS A COMMON STOCK
On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. We completed the Exchange Agreement on February 13, 2009, pursuant to which we exchanged 100% of the shares of stock of a newly-created subsidiary, which held non-strategic cable television systems serving approximately 25,000 basic subscribers (the “exchange assets”), and $110 million of cash (“Exchange Cash Portion”), for 28.3 million shares of our Class A common stock (“Exchange Shares”) held by Shivers.
The cash portion of the Exchange Agreement was funded with cash on hand and borrowings made under the revolving commitments of our bank credit facilities. Both Morris Communications and Shivers are controlled by William S. Morris III, who at the time was a member of Mediacom’s Board of Directors.
Based upon the $4.30 closing price per share of our Class A common stock on December 31, 2008, we recorded a non-cash write-down on the sale assets of approximately $17.7 million during the year ended December 31, 2008. This unrealized loss was included in our statements of operations for the year ended December 31, 2008 under the caption loss on sale of cable systems, net. This loss on sale of cable systems, net also included approximately $4.0 million in advisory and consulting fees paid in connection with the transaction.
Based upon the $4.92 closing price per share of our Class A common stock on February 13, 2009 (“Closing Price”), we recognized a gain on sale of cable systems, net, of approximately $13.8 million for the three months ended March 31, 2009, which included approximately $1.3 million in legal and consulting fees, as well as other customary closing adjustments. For the three months ended March  31, 2009, there is an amount of $29.3 million in our consolidated statements of cash flows, under the caption Non-Cash Transactions — Financing. This amount is determined by the number of Exchange Shares adjusted for the Closing Price less the Exchange Cash Portion.
The results of operations for the exchange assets were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Revenues	$2,722	$5,439
Pre-tax net income	$864	$360
The exchange assets are presented below under the caption “Assets held for sale” and “Liabilities held for sale” in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008.

December 31,
2008
Assets held for sale — current:
Cash	$53
Accounts receivable, net	1,618
Prepaid and other current assets	22

Total assets held for sale — current	$1,693

Assets held for sale — long term:
Property, plant and equipment, net	6,396
Franchise rights, net	4,532
Other assets	5

Total assets held for sale — long term	$10,933

Liabilities held for sale — current:
Accounts payable and accrued expenses	$2,020

Total liabilities held for sale — current	$2,020

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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a change in the fundamentals of our business during the first quarter of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of March 31, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for, the three months ended March 31, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are the nation’s eighth largest cable television company based on the number of basic video subscribers, or basic subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Through our interactive broadband network, we provide our customers with a wide array of advanced products and services, including video services such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), in addition to high-speed data (“HSD”) and phone service. We offer triple-play bundles of video, HSD and phone to approximately 92% of our estimated homes passed. Bundled products and services offer our customers a single provider contact for ordering, provisioning, billing and customer care.
As of March 31, 2009, our cable systems passed an estimated 2.79 million homes and served 1.30 million basic subscribers in 22 states. As of the same date, we served 650,000 digital video customers, or digital customers, representing a penetration of 50.1% of our basic subscribers; 748,000 HSD customers, representing a penetration of 26.8% of our estimated homes passed; and 259,000 phone customers, representing a penetration of 10.1% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of March 31, 2009, we served 2.95 million RGUs.
Recent Developments
Morris Transaction
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
On February 13, 2009, we completed the Exchange Agreement pursuant to which we exchanged 100% of the shares of stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers, for 28,309,674 shares of Mediacom Class A common stock held by Shivers Investments. As of March 31, 2009, as a result of the completion of this transaction, our total Class A and Class B outstanding shares were approximately 66.5 million. Effective upon closing of the transaction, Messrs. Morris and Mitchell resigned from our Board of Directors.
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

Actual Results of Operations
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
The following tables set forth the unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change

Revenues	$360,438	$339,679	$20,759	6.1%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	152,808	140,544	12,264	8.7%
Selling, general and administrative expenses	66,084	66,942	(858)	(1.3%)
Corporate expenses	8,207	7,733	474	6.1%
Depreciation and amortization	58,394	59,844	(1,450)	(2.4%)

Operating income	74,945	64,616	10,329	16.0%

Interest expense, net	(48,921)	(54,589)	5,668	(10.4%)
Loss on derivatives, net	(1,671)	(24,074)	22,403	(93.1%)
Gain (loss) on sale of cable systems, net	13,817	(170)	13,987	NM
Other expense, net	(2,465)	(1,849)	(616)	33.3%

Income (loss) before income taxes	35,705	(16,066)	51,771	NM
Provision for income taxes	(13,343)	(14,569)	1,226	(8.4%)

Net income (loss)	$22,362	$(30,635)	$52,997	NM

Adjusted OIBDA	$135,084	$125,772	$9,312	7.4%

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$135,084	$125,772	$9,312	7.4%
Non-cash, share-based compensation	(1,745)	(1,312)	(433)	33.0%
Depreciation and amortization	(58,394)	(59,844)	1,450	(2.4%)

Operating income	$74,945	$64,616	$10,329	16.0%

Revenues
The following tables set forth the unaudited revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
Video	$234,369	$228,506	$5,863	2.6%
HSD	86,906	76,903	10,003	13.0%
Phone	26,600	19,546	7,054	36.1%
Advertising	12,563	14,724	(2,161)	(14.7%)

Total Revenues	$360,438	$339,679	$20,759	6.1%

	Three Months Ended
	March 31,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	1,297,000	1,326,000	(29,000)	(2.2%)
Digital customers	650,000	584,000	66,000	11.3%
HSD customers	748,000	688,000	60,000	8.7%
Phone customers	259,000	204,000	55,000	27.0%

RGUs (1)	2,954,000	2,802,000	152,000	5.4%

Average total monthly revenue per basic subscriber (2)	$91.89	$85.45	$6.44	7.5%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues rose 6.1%, largely attributable to growth in our HSD and phone customers and, to a lesser extent, higher advanced video service fees. Average total monthly revenue per basic subscriber increased 7.5% compared to the prior year period.
Video revenues grew 2.6%, primarily due to digital customer growth and higher service fees from our other advanced products and services, offset in part by the February 2009 disposition of 25,000 basic subscribers under the Exchange Agreement. During the three months ended March 31, 2009, we gained 4,000 basic subscribers, excluding the effect of the Exchange Agreement, as compared to a gain of 2,000 in the prior year period. During the three months ended March 31, 2009, we gained 17,000 digital customers, excluding the disposition of 10,000 digital customers under the Exchange Agreement, as compared to a gain of 27,000 in the prior year period. As of March 31, 2009, 34.9% of digital customers were taking our DVR and/or HDTV services, as compared to 31.0% as of the same date last year.
HSD revenues rose 13.0%, principally due to an 8.7% increase in HSD customers and, to a lesser extent, growth in our enterprise network products and services. During the three months ended March 31, 2009, HSD customers grew by 24,000, excluding the disposition of 13,000 HSD customers under the Exchange Agreement, as compared to a gain of 30,000 in the prior year period.
Phone revenues grew 36.1%, mainly due to a 27.0% increase in phone customers and, to a lesser extent, a reduction in discounted pricing. During the three months ended March 31, 2009, phone customers grew by 14,000, excluding the disposition of 3,000 phone customers under the Exchange Agreement, as compared to a gain of 19,000 in the prior year period. As of March 31, 2009, our phone service was marketed to approximately 92% of our estimated 2.79 million homes passed.
Advertising revenues decreased 14.7%, largely as a result of sharp decreases in local advertising and, to a lesser extent, national advertising, particularly in the automotive segment.
Costs and Expenses
Service costs rose 8.7%, primarily due to increases in programming and, to a lesser extent, personnel costs and phone service expenses, offset in part by lower field operating expenses. Programming expenses grew 10.6%, principally as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, additional sports programming and an increase in retransmission consent fees. Personnel costs rose 11.5%, largely due to higher staffing and compensation levels, overtime charges related to storm activity and a favorable insurance claim experience in the prior year period. Phone service costs grew 16.7%, mainly due to the growth in phone customers. Field operating expenses decreased 9.9%, primarily due to lower vehicle fuel expenses and decreased equipment and plant repair costs. Service costs as a percentage of revenues were 42.4% and 41.4% for the three months ended March 31, 2009 and 2008, respectively.
Selling, general and administrative expenses decreased 1.3%, primarily due to lower marketing, advertising and billing expenses, mostly offset by higher customer service employee costs and taxes and fees. Marketing and advertising costs decreased 5.4% and 8.5%, respectively, largely as a result of lower employee costs directly related to sales activity. Billing expenses declined 11.3%, principally due to lower processing fees. Customer service employee costs rose 7.8%, primarily due to higher staffing levels at our call centers. Taxes and fees increased 4.4% due to higher franchise fees and property taxes in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 18.3% and 19.7% for the three months ended March 31, 2009 and 2008, respectively.
Corporate expenses rose 6.1%, primarily due to higher staffing levels. Corporate expenses as a percentage of revenues were 2.3% for each of the three months ended March 31, 2009 and 2008.

Depreciation and amortization decreased 2.4%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by increased deployment of shorter-lived customer premise equipment and write-offs related to ice storms in certain of our service areas.
Adjusted OIBDA
Adjusted OIBDA increased 7.4%, due to growth in HSD and phone revenues and, to a lesser extent, video revenues, offset in part by higher service costs and, to a lesser extent, lower advertising revenues.
Operating Income
Operating income grew 16.0%, principally due to the increase in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 10.4%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.
Loss on Derivatives, Net
As of March 31, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $2.6 billion, of which $1.4 billion are forward starting. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives of $1.7 million and $24.1 million, based upon information provided by our counterparties, for the three months ended March 31, 2009 and 2008, respectively.
Gain (Loss) on Sale of Cable Systems, Net
For the three months ended March 31, 2009, in connection with the Exchange Agreement, we recognized a gain on sale of cable systems, net, of approximately $13.8 million which included approximately $1.3 million in legal and consulting fees, as well as other customary closing adjustments. During the three months ended March 31, 2009, there was a $0.2 million negative adjustment related to a prior sale.
Other Expense, Net
Other expense, net was $2.5 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, other expense, net, included $1.1 million of deferred financing costs, $1.0 million for revolving credit facility commitment fees and $0.4 million of other fees. During the three months ended March 31, 2008, other expense, net, included $1.0 million of revolving credit facility commitment fees and $0.8 million of deferred financing costs.
Provision for Income Taxes
Provision for income taxes was $13.3 million and $14.6 million for the three months ended March 31, 2009 and 2008, respectively. These provisions for income taxes for each of the three months ended March 31, 2009 and 2008 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Income (Loss)
As a result of the factors described above, we recognized net income of $22.4 million for the three months ended March 31, 2009, compared to a net loss of $30.6 million for the prior year period.

Liquidity and Capital Resources
Overview
We have invested, and will continue to invest, in our network. The focus of our capital spending is to enhance our reliability, as well as our capacity to accommodate customer growth and to further deploy our advanced products and services. Although we have a high level of indebtedness and incur significant amounts of interest expense each year, we believe that through a combination of our net cash flows from operating activities, borrowing availability under our bank credit facilities and our ability to secure future external financing, we will meet our interest expenses and principal payments, capital spending and other requirements. Nevertheless, there is no assurance that we will be able to obtain sufficient future financing or, if we were able to do so, that the terms would be favorable to us.
As of March 31, 2009, our total debt was $3.400 billion. Of this amount, $134.4 million matures during the year ending March 31, 2010. As of the same date, about 68% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2009, we paid cash interest of $55.0 million, net of capitalized interest.
Recent Developments in the Credit Markets
In light of the unprecedented volatility in financial markets, we continue to assess the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain banks on our financial position. These assessments include a review of our continued access to liquidity in the credit markets, as well as counterparty creditworthiness.
Despite a severely tightened credit environment, we believe we have sufficient liquidity to meet our requirements over the next two years, which include debt maturities of $93.4 million during the remainder of 2009 and $92.0 million of debt maturities in 2010. In addition to our cash flows from operating activities, we also have available to us unused revolving credit commitments aggregating $629.2 million as of March 31, 2009.
The turmoil in the financial markets may create additional risks in the foreseeable future. If the financial markets fail to stabilize and recover over the foreseeable future, we will likely face higher future borrowing costs on our indebtedness than we currently pay. Also, the failure of additional banks could reduce amounts available to us under our revolving credit commitments or subject us to credit risk with respect to our interest rate exchange agreements. At this time, we are not aware of any of our counterparty banks being in a position where they would be unable to fulfill their obligations to us. Although we may be exposed to future losses in the event of such counterparties’ non-performance, we do not expect such losses, if any, to be material.
Bank Credit Facilities
Our two principal operating subsidiaries, Mediacom Broadband and Mediacom LLC, maintain an aggregate $2.925 billion in bank credit facilities (the “credit facilities”), of which $2.275 billion was outstanding as of March 31, 2009. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0.
Continued access to our credit facilities is dependant upon our compliance with the covenants of these credit facilities, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in the credit agreements, of 6.0 to 1.0. The weighted average of our total senior debt to cash flow ratio was 4.0 to 1.0 for the first quarter of 2009. The average interest rates on outstanding debt under our credit facilities as of March 31, 2009 and 2008 were 4.6% and 5.5%, respectively, including the effect of the interest rate exchange agreements discussed below.
As of March 31, 2009, we had unused revolving credit commitments of $629.2 million under our credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $69.6 million of our unused revolving credit commitments were subject to scheduled reductions terminating on March 31, 2010; $280.5 million and $279.1 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity.
As of March 31, 2009, approximately $20.4 million of letters of credit were issued under our credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.2 billion was fixed at a weighted average rate of 4.8%. As of the same date, about 68% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $800 million, $300 million and $100 million during the years ended December 31, 2009, 2010 and 2011, respectively.
We have entered into forward starting interest rate swaps that will fix rates for a two year period at a weighted average rate of 3.2% on $400 million of floating rate debt, which will commence during the balance of 2009, and 2.8% on $300 million of floating rate debt, which will commence during 2010. We also entered into forward starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.2% on $700 million of floating rate debt, which will commence during the balance of 2009.
Although we may be exposed to future losses in the event of counterparties’ non-performance, we do not expect such losses, if any, to be material. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2009 and 2008.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2009 and December 31, 2008, based on the mark-to-market valuation, we recorded on our consolidated balance sheets an accumulated liability for derivatives of $81.9 million and $80.2 million, respectively. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $1.7 million and $24.1 million for the three months ended March 31, 2009 and 2008, respectively.
Senior Notes
We have issued senior notes through Mediacom Broadband and Mediacom LLC totaling $1.125 billion as of March 31, 2009. The indentures governing our senior notes contain financial and other covenants, though, they are generally less restrictive than those found in our credit facilities, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 7.0 to 1.0 in the as of Mediacom LLC’s senior notes, and 8.5 to 1.0 in the case of Mediacom Broadband’s senior notes. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2009, we were in compliance with all of the covenants under our credit facility and senior note arrangements. There are no covenants, events of default; borrowing conditions or other terms in our credit facility or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moodys, and B+, with a stable outlook, by Standard and Poors. Any future downgrade to our credit ratings could increase the interest rate on future debt issuance and adversely impact our ability to raise additional funds.
Operating Activities
Net cash flows provided by operating activities were $84.5 million for the three months ended March 31, 2009, primarily due to Adjusted OIBDA of $135.1 million, offset in part by interest expense of $48.9 million. The net change in our operating assets and liabilities was approximately $1.9 million, as a result of an increase in prepaid expenses and other assets of $5.5 million, offset in part by a decrease in accounts receivable, net of $2.8 million and an increase in deferred revenue of $0.8 million.
Net cash flows provided by operating activities were $51.5 million for the three months ended March 31, 2008, primarily due to Adjusted OIBDA of $125.8 million, offset in part by interest expense of $54.6 million and the $19.0 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $28.2 million, offset in part by a decrease in our accounts receivable, net, of $7.1 million and a decrease in deferred revenue of $1.9 million.

Investing Activities
Net cash flows used in investing activities, which consisted entirely of capital expenditures, were $54.8 million for the three months ended March 31, 2009, as compared to $64.0 million for the prior year period. The decrease in capital expenditures of $9.2 million was primarily due to higher spending in the prior year period on customer premise equipment and scalable infrastructure for digital transition deployment and HSD requirements and vehicle purchases. This decrease was offset in part by greater capital improvements and network replacement related to storm activity.
Financing Activities
Net cash flows used in financing activities were $27.4 million for the three months ended March 31, 2009, principally due to net bank financing of $84.0 million under our revolving credit facilities, which, along with cash flows from operating activities, funded the cash portion of the repurchase of our Class A common stock totaling $110.0 million under the Exchange Agreement. See Note 11 to our Consolidated Financial Statements.
Net cash flows used in financing activities were $15.0 million for the three months ended March 31, 2008, primarily due to net bank financing of $15.3 million and other financing activities of $13.0 million, which were primarily used to fund repurchases of our Class A common stock totaling $12.9 million.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2008.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a change in the fundamentals of our business during the first quarter of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of March 31, 2009.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2009, we granted stock options to certain of our executive officers and directors to purchase an aggregate of 1,098,000 shares of Class A common stock at exercise prices ranging from $3.95 to $4.26 per share. These grants of stock options were not registered under the Securities Act of 1933 because the stock options were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).
The following table is a summary of repurchases of our Class A common stock during the quarter ended March 31, 2009. These repurchases were made pursuant to a Share Exchange Agreement, which is discussed in Note (1) to the table. During this period, we did not repurchase any Class A common stock pursuant to our Board-authorized repurchase program.

							Approximate
					Total Number		Dollar Value of
					of Shares		Shares that
					Purchased as	Total Dollars	May Yet Be
	Total Number				Part of Publicly	Purchased	Purchased
	of Shares		Average Price		Announced	Under the	Under the
Period	Purchased		Per Share		Program	Program	Program

January	—		—		—	—	$47,611,677

February	28,309,674	(1)	—	(1)	—	—	47,611,677

March	—		—		—	—	47,611,677

First Quarter 2009	28,309,674		—	(1)	—	—	$47,611,677

(1)
On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC (“Shivers”) and Shivers Trading & Operating Company (“STOC”). Both STOC and Shivers are affiliates of Morris Communications Company, LLC (“Morris Communications”). STOC, Shivers and Morris Communications are controlled by William S. Morris III, who together with another Morris Communications representative, Craig S. Mitchell, held two seats on our Board of Directors. On February 13, 2009, we completed the Exchange Agreement pursuant to which we exchanged 100% of the shares of stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers, for 28,309,674 shares of Mediacom Class A common stock held by Shivers. Effective upon closing of the transaction, Messrs. Morris and Mitchell resigned from our Board of Directors. See Note 11 in our Notes to Consolidated Financial Statements.

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

2.2
Asset Transfer Agreement, dated February 11, 2009, by and among Mediacom Communications Corporation, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Mediacom Broadband LLC (2)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Filed as an exhibit to the Current Report on Form 8-K, dated September 7, 2008, of Mediacom Communications Corporation and incorporated herein by reference.

(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Mediacom Communications Corporation and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
May 11, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of September 7, 2008, by and between Mediacom Communications Corporation, Shivers Investments, LLC, and Shivers Trading & Operating Company (1)

2.2
Asset Transfer Agreement, dated February 11, 2009, by and among Mediacom Communications Corporation, certain operating subsidiaries of Mediacom LLC and the operating subsidiaries of Medicacom Broadband LLC (2)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Filed as an exhibit to the Current Report on Form 8-K, dated September 7, 2008, of Mediacom Communications Corporation and incorporated herein by reference.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Mediacom Communications Corporation and incorporated herein by reference.