Form 10-Q
period 2009-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2009-08-07
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2009, there were 40,456,344 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom Communications Corporation as “Mediacom;” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate, many of which are beyond our control. Factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: competition for video, high-speed data and phone customers; our ability to achieve anticipated customer and revenue growth and to successfully introduce new products and services; greater than anticipated effects of economic downturns and other factors which may negatively affect our customers’ demand for our products and services; increasing programming costs and delivery expenses related to our products and services; changes in consumer preferences, laws and regulations or technology that may cause us to change our operational strategies; changes in assumptions underlying our critical accounting polices which could impact our results; fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter; our ability to generate sufficient cash flow to meet our debt service obligations; instability in the credit markets, which may impact our ability to refinance our debt, as our revolving credit facilities begin to expire in September 2011 and other substantial debt becomes due in 2013 and beyond, on the same or similar terms as we currently experience; and the other risks and uncertainties discussed in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC. Statements included in this Quarterly Report are based upon information known to us as of the date that this Quarterly Report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this Quarterly Report, whether as a result of new information, future events or otherwise, except as required by applicable federal securities laws.

PART I

ITEM 1.	FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,774	$67,111
Accounts receivable, net of allowance for doubtful accounts of $2,390 and $2,774	87,942	81,086
Prepaid expenses and other current assets	22,062	17,615
Deferred tax assets	7,073	8,260
Assets held for sale	—	1,693

Total current assets	185,851	175,765

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,861,927 and $1,765,319	1,467,750	1,476,287
Franchise rights	1,793,715	1,793,579
Goodwill	219,991	220,646
Subscriber lists and other intangible assets, net of accumulated amortization of $156,983 and $155,721	6,732	7,994
Assets held for sale	—	10,933

Total investment in cable television systems	3,488,188	3,509,439

Other assets, net of accumulated amortization of $24,606 and $21,922	33,472	33,785

Total assets	$3,707,511	$3,718,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses and other current liabilities	$275,059	$268,574
Deferred revenue	55,998	54,316
Current portion of long-term debt	120,250	124,500
Liabilities held for sale	—	2,020

Total current liabilities	451,307	449,410
Long-term debt, less current portion	3,249,750	3,191,500
Deferred tax liabilities	407,311	380,650
Other non-current liabilities	25,691	44,073

Total liabilities	4,134,059	4,065,633

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 96,386,282 shares issued and 40,454,797 shares outstanding as of June 30, 2009 and 94,984,989 shares issued and 67,784,366 shares outstanding as of December 31, 2008	964	950
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,008,677	1,004,334
Accumulated deficit	(1,141,970)	(1,198,734)
Treasury stock, at cost, 55,931,485 and 27,200,623 shares of Class A common stock	(294,489)	(153,464)

Total stockholders’ deficit	(426,548)	(346,644)

Total liabilities and stockholders’ deficit	$3,707,511	$3,718,989

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$364,495	$349,501	$724,933	$689,179

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	153,887	145,019	306,695	285,562
Selling, general and administrative expenses	67,280	68,005	133,364	134,946
Corporate expenses	8,326	7,504	16,533	15,238
Depreciation and amortization	57,940	59,641	116,708	119,485

Operating income	77,062	69,332	151,633	133,948

Interest expense, net	(51,331)	(54,035)	(100,252)	(108,624)
Gain (loss) on derivatives, net	25,951	22,187	24,280	(1,886)
(Loss) gain on sale of cable systems, net	(410)	—	13,781	(170)
Other expense, net	(2,361)	(1,983)	(4,826)	(3,833)

Income before income taxes	$48,911	$35,501	$84,616	$19,435
Provision for income taxes	(14,505)	(14,569)	(27,848)	(29,139)

Net income (loss)	$34,406	$20,932	$56,768	$(9,704)

Basic weighted average shares outstanding	67,435	95,137	74,016	96,391
Basic earnings (loss) per share	$0.51	$0.22	$0.77	$(0.10)

Diluted weighted average shares outstanding	70,857	97,257	77,241	96,391
Diluted earnings (loss) per share	$0.49	$0.22	$0.73	$(0.10)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$56,768	$(9,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	116,708	119,485
(Gain) loss on derivatives, net	(24,280)	1,886
(Gain) loss on sale of cable systems, net	(12,148)	170
Amortization of deferred financing costs	2,684	2,638
Share-based compensation	3,577	2,486
Deferred income taxes	27,848	29,139
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,732)	1,698
Prepaid expenses and other assets	(6,916)	535
Accounts payable and accrued expenses and other current liabilities	6,578	(15,757)
Deferred revenue	1,682	2,352
Other non-current liabilities	577	(1,627)

Net cash flows provided by operating activities	$167,346	$133,301

INVESTING ACTIVITIES:
Capital expenditures	(109,173)	(134,731)

Net cash flows used in investing activities	$(109,173)	$(134,731)

FINANCING ACTIVITIES:
New borrowings	513,875	566,000
Repayment of debt	(459,875)	(532,282)
Net settlement of restricted stock units	(1,518)	—
Repurchases of Class A common stock	(110,000)	(22,389)
Proceeds from issuance of common stock in employee stock purchase plan	548	490
Financing costs	—	(11,426)
Other financing activities — book overdrafts	460	23,250

Net cash flows (used in) provided by financing activities	$(56,510)	$23,643

Net increase in cash	1,663	22,213
CASH, beginning of period	67,111	19,388

CASH, end of period	$68,774	$41,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$102,156	$107,177

NON-CASH TRANSACTIONS — FINANCING:
Repurchase of Class A common stock exchanged for assets held for sale (Note 11)	$29,284	$—

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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On January 1, 2009, we completed our adoption of SFAS No. 157 which did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of FSP No. FAS 107-1 and APB 28-1 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by SFAS No. 157, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2009, our interest rate exchange agreement liabilities, net, were valued at $55.9 million using Level 2 inputs.

	Fair Value as of June 30, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$3,536	$—	$3,536

Liabilities
Interest rate exchange agreements	$—	$59,459	$—	$59,459

Interest rate exchange agreements — liabilities, net	$—	$55,923	$—	$55,923

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $80.2 million using Level 2 inputs.

	Fair Value as of December 31, 2008
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$80,202	$—	$80,202

Interest rate exchange agreements — liabilities, net	$—	$80,202	$—	$80,202

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS No. 159 as of January 1, 2008. We did not elect the fair value option of SFAS No. 159.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141 (R), all transaction costs are expensed as incurred. SFAS No. 141 (R) replaces SFAS No. 141. The guidance in SFAS No. 141 (R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141 (R) on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of SFAS No. 161 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards for the accounting and disclosure of events that occurred after the balance sheet date but before the financial statements are issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We have completed our evaluation of SFAS No. 165 as of June 30, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 13 for the disclosures required by SFAS No. 165.

In April 2009, the FASB staff issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We have completed our evaluation of FSP No. FAS 107-1 and APB 28-1 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 6 for more information.
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
For the three and six months ended June 30, 2009 and for the three months ended June 30, 2008, we generated net income. Accordingly, diluted earnings per share for such periods, respectively, includes approximately 3.4 million, 3.2 million and 2.1 million potential shares of common stock related to our share-based compensation plans.
For the six months ended June 30, 2008, we generated a net loss, and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. Accordingly, diluted loss per share equaled basic loss per share for such period. Diluted loss per share for the six months ended June 30, 2008 excludes approximately 2.1 million potential shares of common stock related to our share-based compensation plans.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Cable systems, equipment and subscriber devices	$3,141,694	$3,059,325
Vehicles	75,685	72,759
Furniture, fixtures and office equipment	62,376	60,028
Buildings and leasehold improvements	42,370	41,941
Land and land improvements	7,552	7,553

	$3,329,677	$3,241,606
Accumulated depreciation	(1,861,927)	(1,765,319)

Property, plant and equipment, net	$1,467,750	$1,476,287

Change in Estimate - Useful lives
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

These changes were made on a prospective basis effective July 1, 2008, and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $5.8 million and $11.6 million for the three and six months ended June 30, 2009, respectively. As such, there was an increase to basic earnings per share and diluted earnings per share of $0.09 and $0.08, respectively, for the three months ended June 30, 2009. There was an increase to basic earnings per share and diluted earnings per share of $0.16 and $0.15, respectively, per share for the six months ended June 30, 2009.
5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Accrued interest	$44,096	$45,265
Liability under interest rate exchange agreements	42,551	45,208
Accrued programming costs	36,349	37,848
Accrued taxes and fees	30,685	31,198
Accrued payroll and benefits	29,233	30,590
Book overdrafts(1)	17,282	16,827
Accrued service costs	16,366	14,320
Accounts payable	11,773	464
Subscriber advance payments	11,262	11,236
Accrued property, plant and equipment	10,902	13,606
Accrued telecommunications costs	4,743	5,058
Other accrued expenses	19,817	16,954

Accounts payable, accrued expenses and other current liabilities	$275,059	$268,574

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Bank credit facilities	$2,245,000	$2,191,000
7 7/8% senior notes due 2011	125,000	125,000
9 1/2% senior notes due 2013	500,000	500,000
8 1/2% senior notes due 2015	500,000	500,000

	$3,370,000	$3,316,000
Less: Current portion	120,250	124,500

Total long-term debt	$3,249,750	$3,191,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities (the “credit facilities”) as of June 30, 2009 and 2008 were 5.3% and 5.7%, respectively, including the effect of the interest rate exchange agreements discussed below.
As of June 30, 2009, we had unused revolving credit commitments of $611.3 million under our credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $52.9 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $301.8 million and $256.6 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0.
As of June 30, 2009, approximately $20.4 million of letters of credit were issued under our credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Senior Notes
We have issued senior notes through Mediacom Broadband and Mediacom LLC totaling $1.125 billion as of June 30, 2009. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facilities, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 7.0 to 1.0 in the case of Mediacom LLC’s senior notes, and 8.5 to 1.0 in the case of Mediacom Broadband’s senior notes. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2009, we were in compliance with all of the covenants under our credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Fair Value
As of June 30, 2009, the fair values of our senior notes and credit facilities are as follows (dollars in thousands):

7 7/8% senior notes due 2011	$123,125
9 1/2% senior notes due 2013	477,500
8 1/2% senior notes due 2015	449,375

$1,050,000

Credit facilities	$2,125,497

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2009 and 2008.
As of June 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.5 billion was fixed at a weighted average rate of 4.5%. As of the same date, about 78% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $700 million, $300 million, $300 million and $200 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.

We have entered into forward-starting interest rate swaps that will fix rates for a two year period at a weighted average rate of 3.3% on $200 million of floating rate debt, which will commence during the balance of 2009, and 2.8% on $300 million of floating rate debt, which will commence during 2010. We also entered into forward-starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.0% on $500 million of floating rate debt, which will commence during the balance of 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $3.5 million, an accumulated current liability of $42.5 million and an accumulated long-term liability of $16.9 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $45.2 million and an accumulated long-term liability of $35.0 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $26.0 million and $22.2 million for the three months ended June 30, 2009 and 2008, respectively, and a net gain on derivatives of $24.3 million and a net loss on derivatives of $1.9 million for the six months ended June 30, 2009 and 2008, respectively.
7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
During the three and six months ended June 30, 2009, no repurchases under our common stock repurchase program took place. As of June 30, 2009, approximately $47.6 million remained available under the Class A common stock repurchase program.
Share-based Compensation
Total share-based compensation expense was as follows (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$632	$381
Employee stock purchase plan	103	72
Restricted stock units	1,098	718

Total share-based compensation expense	$1,833	$1,171

During the three months ended June 30, 2009, 20,000 stock options were granted with a weighed average of $5.00 per stock unit under our compensation programs. There were no restricted stock units granted during the three months ended June 30, 2009. Each of the restricted stock units and stock options in our stock compensation programs are exchangeable and exercisable, respectively, into a share of our Class A common stock. During the three months ended June 30, 2009, no restricted stock units vested and 46,000 stock options were exercised.

	Six Months Ended
	June 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$1,157	$825
Employee stock purchase plan	233	145
Restricted stock units	2,187	1,516

Total share-based compensation expense	$3,577	$2,486

During the six months ended June 30, 2009, approximately 1.0 million restricted stock units and 1.1 million stock options were granted under our compensation programs. Each of the restricted stock units and stock options are convertible and exercisable, respectively, into a share of our Class A common stock. The weighted average fair values associated with these grants were $4.32 per restricted stock unit and $3.98 per stock option. During the six months ended June 30, 2009, 46,000 stock options were exercised and approximately 1.2 million restricted stock units vested.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 160,000 for the three and six months ended June 30, 2009, and 134,000 for the three and six months ended June 30, 2008, respectively. The net proceeds to us were approximately $0.6 million for the three months ended June 30, 2009 and $0.5 million for the three and six months ended June 30, 2008, respectively.
8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, originally filed in April 2001. The lawsuit alleges that Mediacom LLC, in areas where there was no cable franchise failed to obtain permission from landowners to place our fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. Before trial, the plaintiffs proposed an alternative damage theory of $42.0 million in compensatory damages. Notwithstanding the verdict in the trial described below, we remain unable to reasonably determine the amount of our final liability in this lawsuit. Prior to trial our experts estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate did not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages.
On March 9, 2009, a jury trial commenced solely for the claim of Gary and Janice Ogg, the designated class representatives. On March 18, 2009, the jury rendered a verdict in favor of Gary and Janice Ogg setting compensatory damages of $8,863 and punitive damages of $35,000. The Court did not enter a final judgment on this verdict and therefore the amount of the verdict cannot at this time be judicially collected. Although we believe that the particular circumstances of each class member may result in a different measure of damages for each member, if the same measure of compensatory damages was used for each member, the aggregate compensatory damages would be approximately $16.2 million plus the possibility of an award of attorneys’ fees, prejudgment interest, and punitive damages. Mediacom LLC is vigorously defending against the claims made by the other members of the class, including at trial, and on appeal, if necessary.
We believe that the amount of actual liability would not have a significant effect on our consolidated financial position, results of operations, cash flows or business. There can be no assurance, however, that the actual liability ultimately determined for all members of the class would not exceed our estimated range or any amount derived from the verdict rendered on March 18, 2009. Mediacom LLC has tendered the lawsuit to our insurance carrier for defense and indemnification. The carrier has agreed to defend Mediacom LLC under a reservation of rights, and a declaratory judgment action is pending regarding the carrier’s defense and coverage responsibilities.
We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the six months ended June 30, 2009, we have again determined that deferred tax assets from net operating loss carryforwards that were created in the respective periods will not be realized under the more-likely-than-not standard required by SFAS No. 109, “Accounting for Income Taxes.” As a result, we increased our valuation allowance recorded against these assets. We have utilized APB No. 28, “Interim Financial Reporting,” to record income taxes on an interim period basis. A tax provision of $14.5 million and $14.6 million was recorded for the three months ended June 30, 2009 and 2008, respectively. A tax provision of $27.9 million and $29.1 million was recorded for the six month ended June 30, 2009 and 2008, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets. This increase in the deferred tax liabilities was less for the three and six months ended June 30, 2009 due to the impact of the transaction with Morris Communications Company in the first quarter 2009. See Note 11 for more information.

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
We have no unrecognized tax benefits as of the adoption date and as of June 30, 2009. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2006, 2007 and 2008 U.S. federal tax years and various state and local tax years from 2005 through 2008 remain subject to income tax examinations by tax authorities.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the six months ended June 30, 2009, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of our total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the six months ended June 30, 2009, less than $0.1 million was paid to this law firm for services performed.
11. REPURCHASE OF MEDIACOM CLASS A COMMON STOCK
On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. We completed the Exchange Agreement on February 13, 2009 (the “Completion Date”), pursuant to which we exchanged 100% of the shares of stock of a newly-created subsidiary, which held non-strategic cable television systems serving approximately 25,000 basic subscribers (the “Exchange Assets”), and $110 million of cash (the “Exchange Cash Portion”), for 28.3 million shares of our Class A common stock (the “Exchange Shares”) held by Shivers.
The Exchange Cash Portion was funded with cash on hand and borrowings made under the revolving commitments of our bank credit facilities. Both Morris Communications and Shivers are controlled by William S. Morris III, who at the time was a member of Mediacom’s Board of Directors.
Based upon the $4.30 closing price per share of our Class A common stock on December 31, 2008, we recorded a non-cash write-down on the Exchange Assets of approximately $17.7 million during the year ended December 31, 2008. This unrealized loss was included in our statements of operations for the year ended December 31, 2008 under the caption loss on sale of cable systems, net. This loss on sale of cable systems, net also included approximately $4.0 million in advisory and consulting fees paid in connection with the transaction.
Based upon the $4.92 closing price per share of our Class A common stock on the Completion Date (the “Closing Price”), we recognized a gain on sale of cable systems, net, of approximately $13.8 million for the six months ended June 30, 2009, which included approximately $1.6 million in legal and consulting fees, as well as other customary closing adjustments. For the six months ended June 30, 2009, an amount of $29.3 million was recorded in our consolidated statements of cash flows, under the caption Non-Cash Transactions – Financing, to account for the excess value of the Exchange Shares on the Completion Date over the Exchange Cash Portion. This amount was determined by the number of Exchange Shares adjusted for the Closing Price less the Exchange Cash Portion.

The results of operations for the Exchange Assets were as follows (dollars in thousands):

	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2008

Revenues	$2,722	$5,657	$11,095
Pre-tax net income	$863	$500	$860
The Exchange Assets are presented below under the caption “Assets held for sale” and “Liabilities held for sale” in the accompanying consolidated balance sheets at December 31, 2008. (dollars in thousands):

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
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of June 30, 2009.
13. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financials statements and related footnotes through the date of issuance, August 7, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
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
As of June 30, 2009, our cable systems passed an estimated 2.79 million homes and served 1.28 million basic subscribers in 22 states. As of the same date, we served 658,000 digital video customers, or digital customers, representing a penetration of 51.3% of our basic subscribers; 754,000 HSD customers, representing a penetration of 27.0% of our estimated homes passed; and 267,000 phone customers, representing a penetration of 10.4% of our estimated marketable phone homes.
We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of June 30, 2009, we served 2.96 million RGUs.
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
On February 13, 2009, we completed the Exchange Agreement pursuant to which we exchanged 100% of the shares of stock of a wholly-owned subsidiary, which held approximately $110 million of cash and non-strategic cable systems serving approximately 25,000 basic subscribers (the “Exchange Systems”) for 28,309,674 shares of Mediacom Class A common stock held by Shivers Investments. Together with the basic subscribers, the Exchange Systems served 10,000 digital customers, 13,000 HSD customers and 3,000 phone customers, or an aggregate 51,000 RGUs. Effective upon closing of the transaction, Messrs. Morris and Mitchell resigned from our Board of Directors.
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

Actual Results of Operations
Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
The following tables set forth the consolidated statements of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change

Revenues	$364,495	$349,501	$14,994	4.3%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	153,887	145,019	8,868	6.1%
Selling, general and administrative expenses	67,280	68,005	(725)	(1.1%)
Corporate expenses	8,326	7,504	822	11.0%
Depreciation and amortization	57,940	59,641	(1,701)	(2.9%)

Operating income	77,062	69,332	7,730	11.1%

Interest expense, net	(51,331)	(54,035)	2,704	(5.0%)
Gain on derivatives, net	25,951	22,187	3,764	17.0%
Loss on sale of cable systems, net	(410)	—	(410)	NM
Other expense, net	(2,361)	(1,983)	(378)	19.1%

Income before income taxes	48,911	35,501	13,410	37.8%
Provision for income taxes	(14,505)	(14,569)	64	(0.4%)

Net income	$34,406	$20,932	$13,474	64.4%

Adjusted OIBDA	$136,835	$130,144	$6,691	5.1%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$136,835	$130,144	$6,691	5.1%
Non-cash, share-based compensation	(1,833)	(1,171)	(662)	56.5%
Depreciation and amortization	(57,940)	(59,641)	1,701	(2.9%)

Operating income	$77,062	$69,332	$7,730	11.1%

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
Video	$233,622	$231,144	$2,478	1.1%
HSD	88,182	80,113	8,069	10.1%
Phone	28,020	22,194	5,826	26.3%
Advertising	14,671	16,050	(1,379)	(8.6%)

Total revenues	$364,495	$349,501	$14,994	4.3%

	June 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	1,282,000	1,321,000	(39,000)	(3.0%)
Digital customers	658,000	599,000	59,000	9.8%
HSD customers	754,000	702,000	52,000	7.4%
Phone customers	267,000	222,000	45,000	20.3%

RGUs (1)	2,961,000	2,844,000	117,000	4.1%

Average total monthly revenue per basic subscriber (2)	$94.22	$88.02	$6.20	7.0%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 4.3%, largely attributable to growth in our HSD, phone and, to a much lesser extent, digital customers, offset in part by the inclusion of the Exchange Systems in the results of the prior year period. RGUs grew 4.1%, offset in part by the inclusion of the Exchange Systems in the aggregate number of RGUs as of June 30, 2008, and average total monthly revenue per basic subscriber increased 7.0%.
Video revenues grew 1.1%, primarily due to digital customer growth, offset in part by the inclusion of the Exchange Systems in the results of the prior year period. During the three months ended June 30, 2009, we lost 15,000 basic subscribers, as compared to a loss of 5,000 in the prior year period, and gained 8,000 digital customers, as compared to a gain of 15,000 in the prior year period. As of June 30, 2009, 36.0% of our digital customers were taking our DVR and/or HDTV services, as compared to 32.2% as of the same date last year.
HSD revenues rose 10.1%, principally due to a 7.4% increase in HSD customers and, to a lesser extent, higher unit pricing, offset in part by the inclusion of the Exchange Systems in the results of the prior year period. During the three months ended June 30, 2009, we gained 6,000 HSD customers, as compared to a gain of 14,000 in the prior year period.
Phone revenues grew 26.3%, mainly due to a 20.3% increase in phone customers and, to a much lesser extent, higher unit pricing. During the three months ended June 30, 2009, we gained 8,000 phone customers, as compared to a gain of 18,000 in the prior year period. As of June 30, 2009, our phone service was marketed to approximately 92% of our estimated 2.79 million homes passed.
Advertising revenues decreased 8.6%, largely as a result of lower local advertising sales, particularly in the automotive segment, offset in part by higher national advertising sales.

Costs and Expenses
Service costs rose 6.1%, principally due to higher programming expenses and, to a much lesser extent, phone service costs, offset in part by the inclusion of the Exchange Systems in the results of the prior year period and lower field operating expenses. Programming expenses increased 8.6%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and the recent launch of new sports programming. Phone service costs grew 9.7%, mainly due to the increase in phone customers, offset in part by lower connectivity costs. Field operating expenses declined 3.5%, primarily due to a decrease in vehicle fuel costs and the inclusion of the Exchange Systems in the results of the prior year period, offset in part by lower capitalization of overhead costs relating to reduced customer installation activity. Service costs as a percentage of revenues were 42.2% and 41.5% for the three months ended June 30, 2009 and 2008, respectively.
Selling, general and administrative expenses decreased 1.1%, primarily due to the inclusion of the Exchange Systems in the results of the prior year period, lower customer service employee costs and, to a lesser extent, telecommunications and advertising expenses, mostly offset by, higher bad debt expense and taxes and fees. Customer service employee costs fell 7.6%, largely due to a reduction in call center outsourcing. Telecommunications costs dropped 18.3%, principally due to more efficient call routing and internal network use. Advertising costs decreased 7.4%, largely as a result of lower commissions directly related to reduced sales activity. Bad debt expense rose 10.8%, primarily due to higher average balances of uncollectable accounts and, to a much lesser extent, greater collection expense. Taxes and fees increased 3.0%, principally due to higher franchise fees in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 18.5% and 19.5% for the three months ended June 30, 2009 and 2008, respectively.
Corporate expenses rose 11.0%, primarily due to higher staffing levels and employee compensation, including non-cash stock charges. Corporate expenses as a percentage of revenues were 2.3% and 2.1% for the three months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization decreased 2.9%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 5.1% mainly due to growth in HSD and phone revenues, offset in part by higher service costs and the inclusion of the Exchange Systems in the results of the prior year period.
Operating Income
Operating income grew 11.1%, principally due to the increase in Adjusted OIBDA and, to a much lesser extent, lower depreciation and amortization, offset in part by the inclusion of the Exchange Systems in the results of the prior year period.
Interest Expense, Net
Interest expense, net, decreased 5.0%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness, as a result of borrowings under our revolving credit commitments to fund the cash portion of the Exchange Agreement.
Gain on Derivatives, Net
As of June 30, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $2.5 billion, of which $1.0 billion are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $26.0 million and $22.2 million, based upon information provided by our counterparties, for the three months ended June 30, 2009 and 2008, respectively.
Loss on Sale of Cable Systems, Net
For the three months ended June 30, 2009, there was a $0.4 million loss related to the Exchange Agreement.

Other Expense, Net
Other expense, net was $2.4 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009, other expense, net, included $1.1 million of deferred financing costs, $1.0 million for revolving credit facility commitment fees and $0.3 million of other fees. During the three months ended June 30, 2008, other expense, net, included $1.1 million of revolving credit facility commitment fees and $0.9 million of deferred financing costs.
Provision for Income Taxes
Provision for income taxes was $14.5 million and $14.6 million for the three months ended June 30, 2009 and 2008, respectively. These provisions for income taxes for each of the three months ended June 30, 2009 and 2008 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Income
As a result of the factors described above, we recognized net income of $34.4 million for the three months ended June 30, 2009, compared to net income of $20.9 million for the prior year period.
Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
The following tables set forth the consolidated statements of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change

Revenues	$724,933	$689,179	$35,754	5.2%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	306,695	285,562	21,133	7.4%
Selling, general and administrative expenses	133,364	134,946	(1,582)	(1.2%)
Corporate expenses	16,533	15,238	1,295	8.5%
Depreciation and amortization	116,708	119,485	(2,777)	(2.3%)

Operating income	151,633	133,948	17,685	13.2%

Interest expense, net	(100,252)	(108,624)	8,372	(7.7%)
Gain (loss) on derivatives, net	24,280	(1,886)	26,166	NM
Gain (loss) on sale of cable systems, net	13,781	(170)	13,951	NM
Other expense, net	(4,826)	(3,833)	(993)	25.9%

Income before income taxes	84,616	19,435	65,181	NM
Provision for income taxes	(27,848)	(29,139)	1,291	(4.4%)

Net income (loss)	$56,768	$(9,704)	$66,472	NM

Adjusted OIBDA	$271,918	$255,919	$15,999	6.3%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$271,918	$255,919	$15,999	6.3%
Non-cash, share-based compensation	(3,577)	(2,486)	(1,091)	43.9%
Depreciation and amortization	(116,708)	(119,485)	2,777	(2.3%)

Operating income	$151,633	$133,948	$17,685	13.2%

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
Video	$467,991	$459,650	$8,341	1.8%
HSD	175,088	157,015	18,073	11.5%
Phone	54,620	41,739	12,881	30.9%
Advertising	27,234	30,775	(3,541)	(11.5%)

Total revenues	$724,933	$689,179	$35,754	5.2%

	June 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	1,282,000	1,321,000	(39,000)	(3.0%)
Digital customers	658,000	599,000	59,000	9.8%
HSD customers	754,000	702,000	52,000	7.4%
Phone customers	267,000	222,000	45,000	20.3%

RGUs	2,961,000	2,844,000	117,000	4.1%

Average total monthly revenue per basic subscriber	$92.94	$86.79	$6.15	7.1%
Revenues rose 5.2%, largely attributable to growth in our HSD, phone and, to a lesser extent, digital customers, offset in part by the inclusion of the Exchange Systems in the results of the prior year period and lower advertising revenues. Average total monthly revenue per basic subscriber increased 7.1%.
Video revenues grew 1.8%, primarily due to digital customer growth and higher service fees from our other advanced products and services, offset in part by the inclusion of the Exchange Systems in the results of the prior year period. During the six months ended June 30, 2009, we lost 11,000 basic subscribers, excluding the effect of the Exchange Agreement, as compared to a loss of 3,000 in the prior year period, and gained 25,000 digital customers, excluding the effect of the Exchange Agreement, as compared to a gain of 42,000 in the prior year period.
HSD revenues rose 11.5%, principally due to a 7.4% increase in HSD customers and, to a much lesser extent, higher unit pricing, offset in part by the inclusion of the Exchange Systems in the results of the prior year period. During the six months ended June 30, 2009, we gained 30,000 HSD customers, excluding the effect of the Exchange Agreement, as compared to a gain of 44,000 in the prior year period.
Phone revenues grew 30.9%, mainly due to a 20.3% increase in phone customers and, to a lesser extent, higher unit pricing. During the six months ended June 30, 2009, we gained 22,000 phone customers, excluding the effect of the Exchange Agreement, as compared to a gain of 37,000 in the prior year period.
Advertising revenues fell 11.5%, largely as a result of lower local and, to a lesser extent, national advertising sales, particularly in the automotive segment.
Costs and Expenses
Service costs rose 7.4%, primarily due to higher programming expenses and, to a much lesser extent, phone service and personnel costs, offset in part by the inclusion of the Exchange Systems in the results of the prior year period and lower field operating expenses. Programming expenses increased 9.6%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and the recent launch of new sports programming. Phone service costs grew 13.1%, principally due to the growth in phone customers. Personnel costs rose 7.2%, primarily due to higher staffing and compensation levels and, to a lesser extent, a favorable insurance claim experience in the prior year period. Field operating expenses decreased 6.7%, mainly due to a decrease in vehicle fuel costs and the inclusion of the Exchange Systems in the results of the prior year period, offset in part by lower capitalization of overhead costs relating to reduced customer installation activity. Service costs as a percentage of revenues were 42.3% and 41.4% for the six months ended June 30, 2009 and 2008, respectively.

Selling, general and administrative expenses decreased 1.2%, primarily due to the inclusion of the Exchange Systems in the results of the prior year period, declines in advertising, marketing and, to a lesser extent, telecommunications and billing expenses, offset by increases in bad debt expense and taxes and fees. Advertising and marketing expenses fell 8.0% and 2.7%, respectively, largely as a result of lower employee costs directly related to sales activity. Telecommunications costs dropped 9.7%, principally due to more efficient call routing and internal network use. Billing expenses declined 4.0%, mainly due to lower processing fees. Bad debt expense rose 9.9%, primarily due to higher average balances of uncollectable accounts . Taxes and fees increased 3.7%, principally due to higher franchise fees and property taxes in certain of our service areas. Selling, general and administrative expenses as a percentage of revenues were 18.4% and 19.6% for the six months ended June 30, 2009 and 2008, respectively.
Corporate expenses rose 8.5%, principally due to higher staffing levels and employee compensation, including non-cash stock charges. Corporate expenses as a percentage of revenues were 2.3% and 2.2% for the six months ended June 30, 2009 and 2008, respectively.
Depreciation and amortization decreased 2.3%, largely as a result of an increase in the useful lives of certain fixed assets, offset in part by greater deployment of shorter-lived customer premise equipment and write-offs related to ice storms in certain of our service areas.
Adjusted OIBDA
Adjusted OIBDA increased 6.3%, mainly due to growth in HSD and, to a lesser extent, phone and video revenues, offset in part by higher service costs and the inclusion of the Exchange Systems in the results of the prior year period.
Operating Income
Operating income grew 13.2%, principally due to the increase in Adjusted OIBDA and, to a much lesser extent, lower depreciation and amortization, offset in part by the inclusion of the Exchange Systems in the results of the prior year period.
Interest Expense, Net
Interest expense, net, decreased 7.7%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness as a result of borrowings under our revolving credit commitments to fund the cash portion of the Exchange Agreement.
Gain (Loss) on Derivatives, Net
As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $24.3 million and a net loss on derivatives of $1.9 million, based upon information provided by our counterparties, for the six months ended June 30, 2009 and 2008, respectively.
Gain (Loss) on Sale of Cable Systems, Net
For the six months ended June 30, 2009, in connection with the Exchange Agreement, we recognized a gain on sale of cable systems, net, of approximately $13.8 million, which reflects approximately $1.7 million in legal and consulting fees, as well as other customary closing adjustments. During the six months ended June 30, 2008, there was a $0.2 million loss related to a prior sale.
Other Expense, Net
Other expense, net was $4.8 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, other expense, net, included $2.3 million for revolving credit facility commitment fees, $2.1 million of deferred financing costs, and $0.4 million of other fees. During the six months ended June 30, 2008, other expense, net, included $2.1 million of revolving credit facility commitment fees and $1.7 million of deferred financing costs.

Provision for Income Taxes
Provision for income taxes was $27.8 million and $29.1 million for the six months ended June 30, 2009 and 2008, respectively. These provisions for income taxes for each of the six months ended June 30, 2009 and 2008 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Income (Loss)
As a result of the factors described above, we recognized net income of $56.8 million for the six months ended June 30, 2009, compared to a net loss of $9.7 million for the prior year period.
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
As of June 30, 2009, our total debt was $3.370 billion. Of this amount, $120.3 million matures during the twelve months ended June 30, 2010. As of the same date, about 78% of our outstanding indebtedness was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2009, we paid cash interest of $102.2 million, net of capitalized interest.
Recent Developments in the Credit Markets
We have assessed, and will continue to assess, the impact, if any, of the recent distress and volatility in the capital and credit markets on our financial position. Further disruptions in such markets could cause our counterparty banks to be unable to fulfill their commitments to us, potentially reducing amounts available to us under our revolving credit commitments or subjecting us to greater credit risk with respect to our interest rate exchange agreements. At this time, we are not aware of any of our counterparty banks being in a position where they would be unable to fulfill their obligations to us. Although we may be exposed to future consequences in the event of such counterparties’ non-performance, we do not expect any such outcomes to be material.
We believe that we have sufficient liquidity to meet our requirements over the next two years, which include debt maturities of $62.3 million during the remainder of 2009 and $92.0 million of debt maturities in 2010. In addition to our cash flows from operating activities, we also have available to us $68.8 million of cash on hand and $611.3 million of unused revolving credit commitments as of June 30, 2009.
Operating Activities
Net cash flows provided by operating activities were $167.3 million for the six months ended June 30, 2009, primarily due to Adjusted OIBDA of $271.9 million, offset in part by interest expense of $100.3 million. The net change in our operating assets and liabilities was approximately $3.8 million, largely as a result of an increase in prepaid expenses and other assets of $6.9 million and an increase in accounts receivable, net, of $5.7 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $6.6 million and, to a lesser extent, a decrease in deferred revenue of $1.7 million.
Net cash flows provided by operating activities were $133.3 million for the six months ended June 30, 2008, primarily due to Adjusted OIBDA of $255.9 million, offset in part by interest expense of $108.6 million and, to a lesser extent, the $12.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable, accrued expenses and other current liabilities of $15.8 million and, to a lesser extent, a decrease in other non-current liabilities of $1.6 million, offset in part by an increase in deferred revenue of $2.4 million and a decrease accounts receivable, net, of $1.7 million.

Investing Activities
Net cash flows used in investing activities, which consisted entirely of capital expenditures, were $109.2 million for the six months ended June 30, 2009, as compared to $134.7 million for the prior year period. The $25.5 million decrease in capital expenditures was primarily due to higher spending in the prior year period on customer premise equipment, service area expansion and scalable infrastructure for digital transition deployment and HSD requirements. This decrease was partly offset by the development and implementation of customer provisioning software for HSD and phone customers, as well as greater capital improvements and network replacement related to storm activity.
Financing Activities
Net cash flows used in financing activities were $56.5 million for the six months ended June 30, 2009, principally due to the cash portion of the repurchase of the Exchange Agreement totaling $110.0 million, which was funded by net borrowings of $54.0 million under our revolving credit facilities and cash flows from operating activities. See Note 11 to our Consolidated Financial Statements.
Net cash flows provided by financing activities were $23.6 million for the six months ended June 30, 2008, principally due to net borrowings of $33.7 million under our revolving credit facilities and other financing activities of $23.3 million, which were primarily used to fund repurchases of our Class A common stock totaling $22.4 million and financing costs of $11.4 million.
Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities (the “credit facilities”) as of June 30, 2009 and 2008 were 5.3% and 5.7%, respectively, including the effect of the interest rate exchange agreements discussed below.
As of June 30, 2009, we had unused revolving credit commitments of $611.3 million under our credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $52.9 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $301.8 million and $256.6 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, including covenants tied to our operating performance, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0.
As of June 30, 2009, approximately $20.4 million of letters of credit were issued under our credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements.
Senior Notes
We have issued senior notes through Mediacom Broadband and Mediacom LLC totaling $1.125 billion as of June 30, 2009. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facilities, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 7.0 to 1.0 in the case of Mediacom LLC’s senior notes, and 8.5 to 1.0 in the case of Mediacom Broadband’s senior notes. These agreements also contain limitations on dividends, investments and distributions.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2009, we were in compliance with all of the covenants under our credit facilities and senior note arrangements. There are no covenants, events of default; borrowing conditions or other terms in our credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could increase the interest rate on future debt issuance and adversely impact our ability to raise additional funds.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2009 and 2008.
As of June 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.5 billion was fixed at a weighted average rate of 4.5%. As of the same date, about 78% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $700 million, $300 million, $300 million and $200 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.
We have entered into forward-starting interest rate swaps that will fix rates for a two year period at a weighted average rate of 3.3% on $200 million of floating rate debt, which will commence during the balance of 2009, and 2.8% on $300 million of floating rate debt, which will commence during 2010. We also entered into forward-starting interest rate swaps that will fix rates for a three year period at a weighted average rate of 3.0% on $500 million of floating rate debt, which will commence during the balance of 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $3.5 million, an accumulated current liability of $42.5 million and an accumulated long-term liability of $16.9 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $45.2 million and an accumulated long-term liability of $35.0 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net gain on derivatives of $26.0 million and $22.2 million for the three months ended June 30, 2009 and 2008, respectively, and a net gain on derivatives of $24.3 million and a net loss on derivatives of $1.9 million for the six months ended June 30, 2009 and 2008, respectively.
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
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2009, we have determined that there has been no triggering event under SFAS No. 142, and as such, no interim impairment test is required as of June 30, 2009.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 8 to our consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in the risk factors from those disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2009, we granted stock options to one of our directors to purchase an aggregate of 20,000 shares of Class A common stock at an exercise price of $5.00 per share. These grants of stock options were not registered under the Securities Act of 1933 because the stock options were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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

MEDIACOM COMMUNICATIONS CORPORATION
August 7, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications