Form 10-Q
period 2009-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2009-11-06
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
Commission File Number: 0-29227
Mediacom Communications Corporation
(Exact name of Registrant as specified in its charter)

06-1566067
Delaware	(I.R.S. Employer
(State of incorporation)	Identification Number)
100 Crystal Run Road
Middletown, NY 10941
(Address of principal executive offices)
(845) 695-2600
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 30, 2009, there were 40,617,030 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2009. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report on Form 10-Q to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Throughout this Quarterly Report on Form 10-Q, we refer to Mediacom Communications Corporation as “Mediacom,” and Mediacom and its consolidated subsidiaries as “we,” “us” and “our.”

Cautionary Statement Regarding Forward-Looking Statements
You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC.
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;
•	lower demand for our video, high-speed data and phone services;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual properties;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter;
•
instability in the capital and credit markets, which may impact our ability to refinance future debt maturities or provide funding for potential strategic transactions, on similar terms as we currently experience; and

•
other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports or documents that we file from time to time with the SEC.

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
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,542	$67,111
Accounts receivable, net of allowance for doubtful accounts of $2,297 and $2,774	85,918	81,086
Prepaid expenses and other current assets	22,013	17,615
Deferred tax assets	7,027	8,260
Assets held for sale	—	1,693

Total current assets	185,500	175,765

Investment in cable television systems:
Property, plant and equipment, net of accumulated depreciation of $1,910,760 and $1,765,319	1,467,856	1,476,287
Franchise rights	1,793,715	1,793,579
Goodwill	219,991	220,646
Subscriber lists and other intangible assets, net of accumulated amortization of $157,614 and $155,721	6,102	7,994
Assets held for sale	—	10,933

Total investment in cable television systems	3,487,664	3,509,439

Other assets, net of accumulated amortization of $12,328 and $21,922	48,701	33,785

Total assets	$3,721,865	$3,718,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses and other current liabilities	$272,753	$268,574
Deferred revenue	57,553	54,316
Current portion of long-term debt	109,125	124,500
Liabilities held for sale	—	2,020

Total current liabilities	439,431	449,410
Long-term debt, less current portion	3,265,875	3,191,500
Deferred tax liabilities	421,769	380,650
Other non-current liabilities	29,538	44,073

Total liabilities	4,156,613	4,065,633

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Class A common stock, $.01 par value; 300,000,000 shares authorized; 96,390,032 shares issued and 40,457,075 shares outstanding as of September 30, 2009 and 94,984,989 shares issued and 67,784,366 shares outstanding as of December 31, 2008	964	950
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,010,482	1,004,334
Accumulated deficit	(1,151,969)	(1,198,734)
Treasury stock, at cost, 55,932,957 and 27,200,623 shares of Class A common stock	(294,495)	(153,464)

Total stockholders’ deficit	(434,748)	(346,644)

Total liabilities and stockholders’ deficit	$3,721,865	$3,718,989

The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$363,383	$352,553	$1,088,316	$1,041,732

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	156,477	148,714	463,172	434,276
Selling, general and administrative expenses	69,122	71,117	202,487	206,064
Corporate expenses	8,307	7,762	24,840	23,000
Depreciation and amortization	58,528	53,781	175,236	173,266

Operating income	70,949	71,179	222,581	205,126

Interest expense, net	(53,020)	(54,678)	(153,272)	(163,302)
(Loss) gain on derivatives, net	(5,236)	6,006	19,044	4,122
Gain (loss) on sale of cable systems, net	—	—	13,781	(170)
Loss on early extinguishment of debt	(5,899)	—	(5,899)	—
Other expense, net	(2,289)	(5,816)	(7,115)	(9,650)

Income before income taxes	$4,505	$16,691	$89,120	$36,126
Provision for income taxes	(14,505)	(14,494)	(42,352)	(43,632)

Net (loss) income	$(10,000)	$2,197	$46,768	$(7,506)

Basic weighted average shares outstanding	67,458	94,628	71,830	95,803
Basic (loss) earnings per share	$(0.15)	$0.02	$0.65	$(0.08)

Diluted weighted average shares outstanding	67,458	96,916	75,074	95,803
Diluted (loss) earnings per share	$(0.15)	$0.02	$0.62	$(0.08)
The accompanying notes to the unaudited financial
statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$46,768	$(7,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	175,236	173,266
Gain on derivatives, net	(19,044)	(4,122)
(Gain) loss on sale of cable systems, net	(12,147)	170
Loss on early extinguishment of debt	3,707	—
Amortization of deferred financing costs	3,887	3,653
Share-based compensation	5,384	3,931
Deferred income taxes	42,352	43,632
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,326)	(865)
Prepaid expenses and other assets	(3,855)	(4,267)
Accounts payable and accrued expenses and other current liabilities	5,998	(20,135)
Deferred revenue	3,237	2,912
Other non-current liabilities	(443)	(2,444)

Net cash flows provided by operating activities	$245,754	$188,225

INVESTING ACTIVITIES:
Capital expenditures	(167,153)	(217,057)

Net cash flows used in investing activities	$(167,153)	$(217,057)

FINANCING ACTIVITIES:
New borrowings of bank debt	1,360,250	689,000
Repayment of bank debt	(1,026,250)	(644,032)
Issuance of senior notes	350,000	—
Redemption of senior notes	(625,000)	—
Net settlement of restricted stock units	(1,518)	—
Repurchases of Class A common stock	(110,000)	(22,389)
Proceeds from issuance of common stock in employee stock purchase plan	548	490
Financing costs	(23,896)	(10,887)
Other financing activities — book overdrafts	696	30,586

Net cash flows (used in) provided by financing activities	$(75,170)	$42,768

Net increase in cash	3,431	13,936
Cash and cash equivalents, beginning of period	67,111	19,388

Cash and cash equivalents, end of period	$70,542	$33,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$167,040	$166,956

NON-CASH TRANSACTIONS — FINANCING:
Repurchase of Class A common stock exchanged for assets held for sale (Note 11)	$29,284	$—

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
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Statement 168 establishes the FASB Accounting Standards Codification™ (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities for interim or annual periods ending after September 30, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will be considered non-authoritative.
Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.
GAAP is not intended to be changed as a result of FASB’s Codification project. However, it will change the way in which accounting guidance is organized and presented. As a result, we will change the way we reference GAAP in our financial statements. We have begun the process of implementing the Codification by providing references to the Codification topics alongside references to the previously existing accounting standards.
Other Pronouncements
In September 2006, FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”). ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. On January 1, 2009, we completed our adoption of the relevant guidance in ASC 820 which did not have a material effect on our consolidated financial statements.
In April 2009, the FASB issued ASC 820-10-65-4 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65-4 provides additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. ASC 820-10-65-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have completed our evaluation of ASC 820-10-65-4 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.

The following sets forth our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of September 30, 2009, our interest rate exchange agreement liabilities, net, were valued at $61.2 million using Level 2 inputs, as follows:

	Fair Value as of September 30, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$415	$—	$415

Liabilities
Interest rate exchange agreements	$—	$61,574	$—	$61,574

Interest rate exchange agreements — liabilities, net	$—	$61,159	$—	$61,159

As of December 31, 2008, our interest rate exchange agreement liabilities, net, were valued at $80.2 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2008
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$80,202	$—	$80,202

Interest rate exchange agreements — liabilities, net	$—	$80,202	$—	$80,202

In February 2007, the FASB issued ASC 820 — Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”). ASC 820 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted the relevant guidance in ASC 820 as of January 1, 2008. We did not elect the fair value option of ASC 820.
In December 2007, the FASB issued ASC 805 — Business Combinations (“ASC 805”) (formerly SFAS No. 141 (R), “Business Combinations”) which continues to require the treatment that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under ASC 805, all transaction costs are expensed as incurred. The guidance in ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted ASC 805 on January 1, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.

In March 2008, the FASB issued ASC 815 — Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have completed our evaluation of ASC 815 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations.
In May 2009, the FASB issued ASC 855 — Subsequent Events (“ASC 855”) (formerly SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards for the accounting and disclosure of events that occurred after the balance sheet date but before the financial statements are issued. ASC 855 is effective for interim or annual periods ending after June 15, 2009. We have completed our evaluation of ASC 855 as of September 30, 2009 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 13 for the disclosures required by ASC 855.
In April 2009, the FASB staff issued ASC 825-10-65 — Financial Instruments (“ASC 825-10-65”) (formerly FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825-10-65 requires disclosures about fair value of financial instruments in all interim financial statements as well as in annual financial statements. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. We have completed our evaluation of ASC 825-10-65 and determined that the adoption did not have a material effect on our consolidated financial condition or results of operations. See Note 6 for more information.
3. (LOSS) EARNINGS PER SHARE
We calculate earnings or loss per share in accordance with ASC 260 — Earnings per Share (“ASC 260”) (formerly SFAS No. 128, “Earnings per Share”) by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. Diluted EPS excludes the impact of potential shares of common stock related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.
For the nine months ended September 30, 2009 and for the three months ended September 30, 2008, we generated net income. Accordingly, diluted earnings per share for such periods, respectively, includes approximately 3.2 million and 2.3 million potential shares of common stock related to our share-based compensation plans.
For the three months ended September 30, 2009 and for the nine months ended September 30, 2008, we generated net losses, and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share for such period. Diluted loss per share for the three months ended September 30, 2009 excludes approximately 3.3 million potential shares of common stock related to our share-based compensation plans. Diluted loss per share for the nine months ended September 30, 2008 excludes approximately 2.1 million potential shares of common stock related to our share-based compensation plans.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Cable systems, equipment and subscriber devices	$3,193,633	$3,059,325
Vehicles	71,448	72,759
Furniture, fixtures and office equipment	62,974	60,028
Buildings and leasehold improvements	42,963	41,941
Land and land improvements	7,598	7,553

	$3,378,616	$3,241,606
Accumulated depreciation	(1,910,760)	(1,765,319)

Property, plant and equipment, net	$1,467,856	$1,476,287

Change in Estimate — Useful lives
Effective July 1, 2008, we changed the estimated useful lives of certain plant and equipment within our cable systems in connection with our deployment of all-digital video technology both in the network and at the customer’s home. These changes in asset lives were based on our plans and our experience thus far in executing such plans, to deploy all digital video technology across certain of our cable systems. This technology affords us the opportunity to increase network capacity without costly upgrades and, as such, extends the useful lives of cable plant by four years. We have also begun to provide digital set-top boxes to our customer base as part of this all-digital network deployment. In connection with the all digital set-top launch, we have reviewed the asset lives of our customer premise equipment and determined that their useful lives should be extended by two years. While the timing and extent of current deployment plans are subject to modification, management believes that extending the useful lives is appropriate and will be subject to ongoing analysis. The weighted average useful lives of such fixed assets changed as follows:

	Useful lives (in years)
	From	To
Plant and equipment	12	16

Customer premise equipment	5	7
These changes were made on a prospective basis effective July 1, 2008, and resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $5.8 million and $17.4 million for the three and nine months ended September 30, 2009, respectively. As such, there was an increase to both basic earnings per share and diluted earnings per share of $0.09 for the three months ended September 30, 2009. There was an increase to basic earnings per share and diluted earnings per share of $0.24 and $0.23 per share, respectively, for the nine months ended September 30, 2009.
These changes resulted in a reduction of depreciation expense and a corresponding increase in net income of approximately $5.8 million and an increase to basic and diluted earnings per share of $0.06 per share for the three and nine months ended September 30, 2008.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Liability under interest rate exchange agreements	$40,670	$45,208
Accrued programming costs	40,155	37,848
Accrued payroll and benefits	34,346	30,590
Accrued interest	32,170	45,265
Accrued taxes and fees	27,992	31,198
Book overdrafts(1)	17,525	16,827
Accrued property, plant and equipment	16,032	13,606
Subscriber advance payments	14,856	11,236
Accrued service costs	12,714	14,320
Accounts payable	10,377	464
Accrued telecommunications costs	5,489	5,058
Other accrued expenses	20,427	16,954

Accounts payable, accrued expenses and other current liabilities	$272,753	$268,574

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

6. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Bank credit facilities	$2,525,000	$2,191,000
7 7/8% senior notes due 2011	—	125,000
9 1/2% senior notes due 2013	—	500,000
8 1/2% senior notes due 2015	500,000	500,000
9 1/8% senior notes due 2019	350,000	—

	$3,375,000	$3,316,000
Less: Current portion	109,125	124,500

Total long-term debt	$3,265,875	$3,191,500

Bank Credit Facilities
The average interest rates on outstanding debt under our bank credit facilities (the “credit facilities”) as of September 30, 2009 and 2008 were 4.6% and 5.9%, respectively, including the effect of the interest rate exchange agreements discussed below. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0. Our ratio of total senior debt to cash flow for the three months ended September 30, 2009, was 4.1 to 1.0.
As of September 30, 2009, we had unused revolving credit commitments of $583.5 million under our credit facilities, all of which could be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of the same date, $36.2 million of our unused revolving credit commitments were subject to scheduled quarterly reductions terminating on March 31, 2010; $296.2 million and $251.1 million of our unused revolving credit commitments expire on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity. As of September 30, 2009, $20.4 million of letters of credit were issued under our credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements, which restricted the unused portion of our credit facilities’ revolving credit commitments by such amount.

On August 25, 2009, the operating subsidiaries of Mediacom LLC entered into an incremental facility agreement that provides for a new term loan (“new term loan”) under their existing credit facility (the “LLC Credit Facility”) in the principal amount of $300.0 million. Borrowings under the new term loan bear interest at a floating rate or rates equal to the Eurodollar rate or the prime rate, plus a margin of 3.50% for Eurodollar loans and 2.50% for prime loans. For the first four years of the new term loan, the Eurodollar rate applicable to the new term loan will be subject to a minimum rate of 2.00%. The new term loan matures on March 31, 2017 and, beginning on December 31, 2009, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The obligations of the operating subsidiaries under the new term loan are governed by the terms of the LLC Credit Facility.
On September 24, 2009, the full amount of the $300.0 million new term loan was borrowed by the operating subsidiaries of Mediacom LLC. We recorded $0.4 million of other expense, net, on our consolidated statement of operations for the three and nine months ended September 30, 2009 for commitment fees charged in conjunction with the delayed funding. Net proceeds from the new term loan were $291.2 million, after giving effect to the original issue discount of $4.5 million and financing costs of $4.3 million. The proceeds from the new term loan were used to fund the redemption of Mediacom LLC’s senior notes described below, with the balance used to pay down, in part, outstanding debt under the revolving credit portion of the LLC Credit Facility, without any reduction in the revolving credit commitments.
Senior Notes
As of September 30, 2009, our principal subsidiaries, Mediacom Broadband LLC (“Mediacom Broadband”) and Mediacom LLC, had $850.0 million of senior notes outstanding. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facilities, and do not require us to maintain any financial ratios. Significant covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
On August 25, 2009, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation (the “LLC Issuers”), jointly issued $350.0 million aggregate principal amount of 9 1/8% Senior Notes due August 2019 (the “9 1/8% Notes”). The 9 1/8% Notes are unsecured obligations of the LLC Issuers, and the indenture governing these Notes stipulates, among other things, restrictions on the incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC and its subsidiaries. Net proceeds from the issuance of the 9 1/8% Notes were $334.9 million, after giving effect to the original issue discount of $8.3 million and financing costs of $6.8 million, and were used to fund a portion of the cash tender offers described below. As a percentage of par value, the 9 1/8% Notes are redeemable at 104.563% through August 15, 2014, 103.042% through August 15, 2015, 101.521% through August 15, 2016 and at par value thereafter.
On August 11, 2009, the LLC Issuers commenced cash tender offers (the “Tender Offers”) for its outstanding 9 1/2% Senior Notes due 2013 (the “9 1/2% Notes) and its 7 7/8% Senior Notes due 2011 (the “7 7/8% Notes” and, together with the 9 1/2% Notes, the “Notes”) The Tender Offers expired at 11:59 p.m. on September 8, 2009; holders who tendered their Notes prior to 5:00 p.m. on August 24, 2009 (the “Early Tender Date”) were entitled to an early tender premium of $20.00 per $1,000.00 principal amount of Notes (the “Early Tender Premium”). Holders of the 9 1/2% Notes and 7 7/8% Notes were offered consideration of $982.50 and $980.00 per $1,000.00 principal amount of Notes, respectively, or $1,002.50 and $1,000.00 including the Early Tender Premium, as well as any accrued and unpaid interest relating to the Notes. Pursuant to the Tender Offers, on August 25, 2009 and September 9, 2009, the LLC Issuers repurchased an aggregate of $390.2 million principal amount of 9 1/2% Notes and an aggregate of $71.1 million principal amount of 7 7/8% Notes. The accrued interest paid on the repurchased 9 1/2% Notes and 7 7/8% Notes was $4.1 million and $0.2 million, respectively. The Tender Offers were funded with proceeds from the issuance of the 9 1/8% Notes and borrowings under the revolving credit portion of the LLC Credit Facility.
On August 25, 2009, the LLC Issuers announced the redemption of any Notes remaining outstanding following the expiration of the Tender Offers. In accordance with the redemption provisions of the Notes and related indentures, the remaining Notes were redeemed at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but not including the redemption date. On September 24, 2009, the LLC Issuers redeemed an aggregate of $109.8 million principal amount of 9 1/2% Notes and an aggregate of $53.9 million principal amount of 7 7/8% Notes, representing the balance of the outstanding principal amounts of such Notes. The accrued interest paid on the redeemed 9 1/2% Notes and 7 7/8% Notes was $2.0 million and $0.5 million, respectively. The redemption was funded with proceeds from the new term loan.

As a result of the Tender Offers and redemption of the Notes, we recorded in our consolidated statements of operations a loss on extinguishment of debt of $5.9 million for the three and nine months ended September 30, 2009. This amount included $3.7 million of unamortized original issue discount and deferred financing costs, $1.6 million of bank and other professional fees and $0.7 million of net proceeds paid above par as a result of the Early Tender Premium.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2009 and 2008.
As of September 30, 2009, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.1 billion was fixed at a weighted average rate of 4.3%. As of the same date, about 58% of our total outstanding indebtedness was at fixed rates, or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $300 million, $300 million, $300 million and $200 million during the years ended December 31, 2009, 2010, 2011 and 2012, respectively.
We have also entered into forward-starting interest rate swaps that will fix rates for (i) a two-year period at a weighted average rate of 3.3% on $200 million of floating rate debt, which will commence in December 2009, and 2.8% on $300 million of floating rate debt, which will commence in December 2010 and (ii) a three year period at a weighted average rate of 3.0% on $500 million of floating rate debt, which will commence in December 2009.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, a long-term asset of $0.4 million, an accumulated current liability of $40.7 million and an accumulated long-term liability of $20.9 million. As of December 31, 2008, based upon mark-to-market valuation, we recorded on our consolidated balance sheet an accumulated current liability of $45.2 million and an accumulated long-term liability of $35.0 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $5.2 million and a net gain on derivatives of $6.0 million for the three months ended September 30, 2009 and 2008, respectively, and a net gain on derivatives of $19.0 million and $4.1 million for the nine months ended September 30, 2009 and 2008, respectively.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2009, we were in compliance with all of the covenants under our credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could results in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Fair Value
As of September 30, 2009, the fair values of our senior notes and credit facilities are as follows (dollars in thousands):

8 1/2% senior notes due 2015	$512,500
9 1/8% senior notes due 2019	351,750

$864,250

Bank credit facilities	$2,404,299

7. STOCKHOLDERS’ DEFICIT
Stock Repurchase Plans
During the three and nine months ended September 30, 2009, we did not repurchase any shares of our common stock under our common stock repurchase program. As of September 30, 2009, approximately $47.6 million remained available under our Class A common stock repurchase program.
Share-based Compensation
Total share-based compensation expense, for the three and nine months ended September 30, 2009 and 2008, was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$598	$365
Employee stock purchase plan	112	79
Restricted stock units	1,095	1,000

Total share-based compensation expense	$1,805	$1,444

During the three months ended September 30, 2009, there were no restricted stock units or stock options granted to our employees under our compensation programs. Each of the restricted stock units and stock options in our stock compensation programs are exchangeable and exercisable, respectively, into a share of our Class A common stock. During the three months ended September 30, 2009, approximately 4,000 restricted stock units vested and no stock options were exercised.

	Nine Months Ended
	September 30,
	2009	2008
Share-based compensation expense by type of award:
Employee stock options	$1,756	$1,191
Employee stock purchase plan	345	224
Restricted stock units	3,283	2,516

Total share-based compensation expense	$5,384	$3,931

During the nine months ended September 30, 2009, approximately 1.0 million restricted stock units and 1.1 million stock options were granted to our employees under our compensation programs. The weighted average fair values associated with these grants were $4.32 per restricted stock unit and $3.98 per stock option. During the nine months ended September 30, 2009, 46,000 stock options were exercised and approximately 1.2 million restricted stock units vested.

Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 160,000 and 320,000 for the three and nine months ended September 30, 2009. Shares purchased by employees under our plan amounted to approximately 137,000 and 271,000 for the three and nine months ended September 30, 2008. The net proceeds to us were approximately $0.6 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively. The net proceeds to us were approximately $1.1 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.
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
On March 9, 2009, a jury trial commenced solely for the claim of Gary and Janice Ogg, the designated class representatives. On March 18, 2009, the jury rendered a verdict in favor of Gary and Janice Ogg setting compensatory damages of $8,863 and punitive damages of $35,000. The Court did not enter a final judgment on this verdict and therefore the amount of the verdict cannot at this time be judicially collected. Although we believe that the particular circumstances of each class member may result in a different measure of damages for each member, if the same measure of compensatory damages was used for each member, the aggregate compensatory damages would be approximately $16.2 million plus the possibility of an award of attorneys’ fees, prejudgment interest, and punitive damages. Mediacom LLC is vigorously defending against the claims made by the other members of the class, including filing and responding to post trial motions and preparing for subsequent trials, and an appeal, if necessary.
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
9. INCOME TAXES
On a quarterly basis, we evaluate discrete tax matters occurring during the period. During the nine months ended September 30, 2009, we have again determined that deferred tax assets from net operating loss carryforwards that were created in the respective periods will not be realized under the more-likely-than-not standard required by ASC 740 — Income Taxes (“ASC 740”) (formerly SFAS No. 109, “Accounting for Income Taxes”). As a result, we increased our valuation allowance recorded against these assets. We have utilized ASC 270 — Interim Reporting (“ASC 270”) (formerly APB No. 28, “Interim Financial Reporting”) to record income taxes on an interim period basis.

A tax provision of $14.5 million was recorded for each of the three months ended September 30, 2009 and 2008. A tax provision of $42.4 million and $43.6 million was recorded for the nine months ended September 30, 2009 and 2008, respectively. The respective tax provision amounts substantially represent the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets. This increase in the deferred tax liabilities was less for the three and nine months ended September 30, 2009 due to the impact of the transaction with Morris Communications Company in the first quarter 2009. See Note 11 for more information.
ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods, we have established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets. Adjustments to the valuation allowance will be made if there is a change in our assessment of the amount of deferred income tax asset that is realizable. We recognize that recent earnings history is an example of positive evidence to be considered in its assessment, and will continue to assess the need for a valuation allowance on an ongoing basis. As of September 30, 2009, our valuation allowance was approximately $719.8 million.
We have no unrecognized tax benefits as of the adoption date and as of September 30, 2009. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2006, 2007 and 2008 U.S. federal tax years and various state and local tax years from 2005 through 2008 remain subject to income tax examinations by tax authorities.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the nine months ended September 30, 2009, no interest and penalties were accrued.
10. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of our total revenues. Mediacom Management is wholly-owned by the Chairman and CEO of MCC.
One of our directors is a partner of a law firm that performs various legal services for us. For the nine months ended September 30, 2009, $0.4 million was paid to this law firm for services performed.
11. REPURCHASE OF MEDIACOM CLASS A COMMON STOCK
On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. We completed the Exchange Agreement on February 13, 2009 (the “Completion Date”), pursuant to which we exchanged 100% of the shares of stock of a newly-created subsidiary (the “Exchange Assets”), which held non-strategic cable television systems serving approximately 25,000 basic subscribers, and $110 million of cash (the “Exchange Cash Portion”), for 28.3 million shares of our Class A common stock (the “Exchange Shares”) held by Shivers.
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
Based upon the $4.92 closing price per share of our Class A common stock on the Completion Date (the “Closing Price”), we recognized a gain on sale of cable systems, net, of approximately $13.8 million for the nine months ended September 30, 2009, which included approximately $1.6 million in legal and consulting fees, as well as other customary closing adjustments. For the nine months ended September 30, 2009, an amount of $29.3 million was recorded in our consolidated statements of cash flows, under the caption Non-Cash Transactions — Financing, to account for the excess value of the Exchange Shares on the Completion Date over the Exchange Cash Portion. This amount was determined by the number of Exchange Shares adjusted for the Closing Price less the Exchange Cash Portion.

The results of operations for the Exchange Assets were as follows (dollars in thousands):

	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2008

Revenues	$2,722	$5,726	$16,822
Pre-tax net income	$863	$774	$1,643
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

12. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with ASC 350 — Intangibles — Goodwill and Other (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under ASC 350 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with ASC 350, we make assumptions, such as future cash flow expectations, customer growth, competition, industry outlook, capital expenditures, and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have two reporting units for the purpose of applying ASC 350, Mediacom Broadband and Mediacom LLC. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.

Because there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2009, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of September 30, 2009.
13. SUBSEQUENT EVENTS
We have evaluated the impact of subsequent events on our consolidated financial statements and related footnotes through the date of issuance, November 6, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended September 30, 2009 and 2008, and with our annual report on Form 10-K for the year ended December 31, 2008. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are the nation’s seventh largest cable television company based on the number of basic video subscribers, or basic subscribers, and among the leading cable operators focused on serving the smaller cities and towns in the United States. Over 65% of our basic subscribers are in the top 100 television markets, commonly referred to as Nielsen Media Research designated market areas (“DMAs”) in the United States, with about 55% in the top 50-100 DMAs. Our service areas have a significant concentration in the Midwest and Southern regions, and we are the leading provider of broadband services in Iowa and the second largest in Illinois.
Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas. As of September 30, 2009, we offered the triple-play bundle to approximately 94% of our estimated 2.79 million homes passed in 22 states.
As of September 30, 2009, we served 1,263,000 basic subscribers, representing a penetration of 45.3% of our estimated homes passed; 665,000 digital video customers, or digital customers, representing a penetration of 52.7% of our basic subscribers; 765,000 HSD customers, representing a penetration of 27.4% of our estimated homes passed; and 274,000 phone customers, representing a penetration of 10.4% of our estimated marketable phone homes. We evaluate our performance, in part, by measuring the number of revenue generating units (“RGUs”) we serve, which represent the total of basic subscribers and digital, HSD and phone customers. As of September 30, 2009, we served 2.97 million RGUs.
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and in recent months we have faced increased levels of price competition from DBS providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customers and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The current economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of poor economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which has led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2009 than in prior years. In addition, we expect that advertising revenues will show further declines in 2009 as compared to 2008, as we anticipate lower political advertising revenues and continued weakness in advertising revenues from national, regional and local markets. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.

Recent Developments
Share Exchange Agreement
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
New Financings
On August 25, 2009, the operating subsidiaries of Mediacom LLC entered into an incremental facility agreement that provides for a new term loan under their existing credit facility in the principal amount of $300.0 million (the “new term loan”). Mediacom LLC is one of our two principal subsidiaries through which we own and operate cable systems. On the same date, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation, jointly issued 9 1/8% Senior Notes due August 2019 (the “9 1/8% Notes”) in the aggregate principal amount of $350.0 million. . Net proceeds from the issuance of the 9 1/8% Notes and borrowings under the new term loan were an aggregate of $626.1 million, after giving effect to original issue discount and financing costs. The net proceeds were used to fund tender offers and redemption of Mediacom LLC’s existing 7 7/8% Senior Notes due 2011 (the “7 7/8% Notes”) and 9 1/2% Senior Notes due 2013 (the “9 1/2% Notes” and, together with the 7 7/8% Notes, the “Notes”) See Note 7 in our Notes to Consolidated Financial Statements.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers, including small to medium sized commercial establishments, for our HSD products and services and equipment rental fees, as well as fees charged to medium to large sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers. Advertising revenues represent the sale of advertising placed on our video services.
Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Cable network related costs also fluctuate with the level of investment we make, including the use of our own personnel, in the cable network. We anticipate that our service costs will continue to grow and should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.

Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for retransmission consent fees. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will decline as increases in programming costs outpace growth in video revenues.
Significant selling, general and administrative expenses include: wages and salaries for our call centers, customer service and support and administrative personnel; franchise fees and taxes; marketing; bad debt; billing; advertising; and office costs related to telecommunications and office administration. These costs typically rise because of customer growth and inflationary cost increases for employees and other expenses, and we expect such costs should remain fairly consistent as a percentage of revenues.
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

Actual Results of Operations
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
The following tables set forth the consolidated statements of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues	$363,383	$352,553	$10,830	3.1%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	156,477	148,714	7,763	5.2%
Selling, general and administrative expenses	69,122	71,117	(1,995)	(2.8%)
Corporate expenses	8,307	7,762	545	7.0%
Depreciation and amortization	58,528	53,781	4,747	8.8%

Operating income	70,949	71,179	(230)	(0.3%)

Interest expense, net	(53,020)	(54,678)	1,658	(3.0%)
(Loss) gain on derivatives, net	(5,236)	6,006	(11,242)	NM
Loss on early extinguishment of debt	(5,899)	—	(5,899)	NM
Other expense, net	(2,289)	(5,816)	3,527	(60.6%)

Income before income taxes	4,505	16,691	(12,186)	(73.0%)
Provision for income taxes	(14,505)	(14,494)	(11)	0.1%

Net (loss) income	$(10,000)	$2,197	$(12,197)	NM

Adjusted OIBDA	$131,282	$126,404	$4,878	3.9%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change

Adjusted OIBDA	$131,282	$126,404	$4,878	3.9%
Non-cash, share-based compensation	(1,805)	(1,444)	(361)	25.0%
Depreciation and amortization	(58,528)	(53,781)	(4,747)	8.8%

Operating income	$70,949	$71,179	$(230)	(0.3%)

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended September 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
Video	$231,407	$229,545	$1,862	0.8%
HSD	89,252	82,447	6,805	8.3%
Phone	28,641	23,697	4,944	20.9%
Advertising	14,083	16,864	(2,781)	(16.5%)

Total revenues	$363,383	$352,553	$10,830	3.1%

	September 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	1,263,000	1,324,000	(61,000)	(4.6%)
Digital customers	665,000	624,000	41,000	6.6%
HSD customers	765,000	726,000	39,000	5.4%
Phone customers	274,000	239,000	35,000	14.6%

RGUs (1)	2,967,000	2,913,000	54,000	1.9%

Average total monthly revenue per basic subscriber (2)	$95.19	$88.86	$6.33	7.1%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 3.1%, primarily due to growth in our HSD, digital and phone customers, offset in part by the inclusion of the Exchange Systems in the results of operations in the prior year period and, to a lesser extent, lower advertising revenues. RGUs grew 1.9%, due to digital, HSD and phone customer growth, offset in part by the February 2009 divestiture of the Exchange Systems, which served 51,000 RGUs. Average total monthly revenue per basic subscriber increased 7.1%, primarily as a result of higher penetration levels of our advanced products and services.
Video revenues grew 0.8%, largely as a result of customer growth in digital and other advanced video services, mostly offset by a 4.6% decrease in basic subscribers compared to the prior year period. The decline in basic subscribers was primarily due to increased DBS competition, poor economic conditions and the February 2009 divestiture of the Exchange Systems, which served 25,000 basic subscribers and 10,000 digital customers. During the three months ended September 30, 2009, we lost 19,000 basic subscribers and gained 7,000 digital customers, as compared to a gain of 3,000 basic subscribers and 25,000 digital customers in the prior year period. As of September 30, 2009, 37.1% of our digital customers were taking our DVR and/or HDTV services, as compared to 32.6% as of the same date last year.
HSD revenues rose 8.3%, primarily due to a 5.4% increase in HSD customers and, to a lesser extent, higher unit pricing, partially offset by the February 2009 divestiture of the Exchange Systems, which served 13,000 HSD customers. During the three months ended September 30, 2009, we gained 11,000 HSD customers, as compared to a gain of 24,000 in the prior year period.
Phone revenues grew 20.9%, mainly due to a 14.6% increase in phone customers and, to a much lesser extent, higher unit pricing. During the three months ended September 30, 2009, we gained 7,000 phone customers, as compared to a gain of 17,000 in the prior year period.
Advertising revenues decreased 16.5%, principally due to declines in automotive and political advertising from national and, to a lesser extent, local customers.

Costs and Expenses
Service costs rose 5.2%, principally due to higher programming and, to a much lesser extent, employee expenses, offset in part by the inclusion of the Exchange Systems in the results of operations in the prior year period and, to a lesser extent, lower field operating costs. Programming expenses increased 7.3%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and new sports programming. Employee expenses grew 6.5%, as reduced customer installation activity resulted in lower labor capitalization, offset in part by a decline in personnel costs. Field operating costs declined 4.1%, primarily due to a decrease in vehicle fuel costs, offset in part by lower capitalization of overhead costs relating to reduced customer installation activity. Service costs as a percentage of revenues were 43.1% and 42.2% for the three months ended September 30, 2009 and 2008, respectively.
Selling, general and administrative expenses decreased 2.8%, primarily due to lower customer service employee costs, the inclusion of the Exchange Systems in the results of operations in the prior year period and, to a lesser extent, reduced office expenses, offset in part by higher billing and bad debt expenses and greater taxes and fees. Customer service employee costs fell 14.1%, largely due to improved productivity in our call centers. Office expenses dropped 12.4%, primarily due to reduced rent expense and lower telecommunications costs as a result of more efficient call routing and internal network use. Billing expenses grew 10.2%, principally due to higher processing fees. Bad debt expense rose 7.8%, primarily due to higher average balances of uncollectable accounts. Taxes and fees increased 4.1%, principally due to higher franchise fees. Selling, general and administrative expenses as a percentage of revenues were 19.0% and 20.2% for the three months ended September 30, 2009 and 2008, respectively.
Corporate expenses rose 7.0%, primarily due to higher staffing levels and employee compensation, including non-cash stock charges. Corporate expenses as a percentage of revenues were 2.3% and 2.2% for the three months ended September 30, 2009 and 2008, respectively.
Depreciation and amortization increased 8.8%, largely as a result of greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 3.9%, mainly due to growth in HSD and phone revenues, offset in part by higher service costs and, to a lesser extent, lower advertising revenues and the inclusion of the Exchange Systems in the results of operations in the prior year period.
Operating Income
Operating income was essentially flat, principally due to higher depreciation and amortization and, to a lesser extent, the inclusion of the Exchange Systems in the results of operations in the prior year period, mostly offset by the increase in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 3.0%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness. As of September 30, 2009, our total debt was $3.375 billion, with a weighted average cost of debt of 5.7%, compared to $3.260 billion, with a weighted average cost of debt of 6.9% as of the same date last year.
(Loss) Gain on Derivatives, Net
As of September 30, 2009, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $2.1 billion, of which $1.0 billion are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net loss on derivatives of $5.2 million and a net gain on derivatives of $6.0 million, based upon information provided by our counterparties, for the three months ended September 30, 2009 and 2008, respectively.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $5.9 million for the three months ended September 30, 2009. This amount included fees and premium paid relating to the tender offers of the 7 7/8% Notes and 9 1/2% Notes, as well as the write-off of deferred financing costs associated with such notes.
Other Expense, Net
Other expense, net, was $2.3 million and $5.8 million for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, other expense, net, consisted of $1.3 million of commitment fees, which includes $0.4 million of commitment fees related to the delayed funding of the new term loan, $0.9 million of deferred financing costs and $0.1 million of other fees. During the three months ended September 30, 2008, other expense, net, consisted of $3.0 million of transaction costs related to the repurchase of our Class A common stock (see Note 11 in our Notes to Consolidated Financial Statements), $1.3 million of commitment fees, $1.3 million of deferred financing costs and $0.2 million of other fees.
Provision for Income Taxes
Provision for income taxes was $14.5 million for each the three months ended September 30, 2009 and 2008, respectively. These provisions for income taxes for each of the three months ended September 30, 2009 and 2008 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 to Consolidated Financial Statements.
Net (Loss) Income
As a result of the factors described above, we recognized a net loss of $10.0 million for the three months ended September 30, 2009, compared to net income of $2.2 million for the prior year period.
Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
The following tables set forth the consolidated statements of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues	$1,088,316	$1,041,732	$46,584	4.5%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	463,172	434,276	28,896	6.7%
Selling, general and administrative expenses	202,487	206,064	(3,577)	(1.7%)
Corporate expenses	24,840	23,000	1,840	8.0%
Depreciation and amortization	175,236	173,266	1,970	1.1%

Operating income	222,581	205,126	17,455	8.5%

Interest expense, net	(153,272)	(163,302)	10,030	(6.1%)
Gain on derivatives, net	19,044	4,122	14,922	NM
Gain (loss) on sale of cable systems, net	13,781	(170)	13,951	NM
Loss on early extinguishment of debt	(5,899)	—	(5,899)	NM
Other expense, net	(7,115)	(9,650)	2,535	(26.3%)

Income before income taxes	89,120	36,126	52,994	NM
Provision for income taxes	(42,352)	(43,632)	1,280	(2.9%)

Net income (loss)	$46,768	$(7,506)	$54,274	NM

Adjusted OIBDA	$403,201	$382,323	$20,878	5.5%

The following represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Adjusted OIBDA	$403,201	$382,323	$20,878	5.5%
Non-cash, share-based compensation	(5,384)	(3,931)	(1,453)	37.0%
Depreciation and amortization	(175,236)	(173,266)	(1,970)	1.1%

Operating income	$222,581	$205,126	$17,455	8.5%

Revenues
The following tables set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the nine months ended September 30, 2009 and 2008 (dollars in thousands, except per subscriber data):

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Video	$699,398	$689,194	$10,204	1.5%
HSD	264,339	239,463	24,876	10.4%
Phone	83,260	65,436	17,824	27.2%
Advertising	41,319	47,639	(6,320)	(13.3%)

Total revenues	$1,088,316	$1,041,732	$46,584	4.5%

	September 30,		Increase/
	2009	2008	(Decrease)	% Change
Basic subscribers	1,263,000	1,324,000	(61,000)	(4.6%)
Digital customers	665,000	624,000	41,000	6.6%
HSD customers	765,000	726,000	39,000	5.4%
Phone customers	274,000	239,000	35,000	14.6%

RGUs	2,967,000	2,913,000	54,000	1.9%

Average total monthly revenue per basic subscriber	$93.70	$87.42	$6.28	7.2%
Revenues rose 4.5%, primarily due to growth in our HSD, digital and phone customers, offset in part by the inclusion of the Exchange Systems in the results of operations in the prior year period and, to a lesser extent, lower advertising revenues. Average total monthly revenue per basic subscriber increased 7.2%, primarily as a result of higher penetration levels of our advanced products and services.
Video revenues grew 1.5%, largely as a result of customer growth in digital and other advanced video services, mostly offset by the February 2009 divestiture of the Exchange Systems, which served 25,000 basic subscribers and 10,000 digital customers. During the nine months ended September 30, 2009, we lost 30,000 basic subscribers and gained 32,000 digital customers, excluding the effect of the Exchange Agreement, as compared to no change in basic subscribers and a gain of 65,000 digital customers in the prior year period.
HSD revenues rose 10.4%, primarily due to a 5.4% increase in HSD customers and, to a lesser extent, higher unit pricing, offset in part by the February 2009 divestiture of the Exchange Systems, which served 13,000 HSD customers. During the nine months ended September 30, 2009, we gained 41,000 HSD customers, excluding the effect of the Exchange Agreement, as compared to a gain of 67,000 in the prior year period.

Phone revenues grew 27.2%, mainly due to a 14.6% increase in phone customers and, to a lesser extent, higher unit pricing. During the nine months ended September 30, 2009, we gained 29,000 phone customers, excluding the effect of the Exchange Agreement, as compared to a gain of 53,000 in the prior year period.
Advertising revenues fell 13.3%, principally due to poor results in automotive advertising in local and, to a much lesser extent, national markets.
Costs and Expenses
Service costs rose 6.7%, principally due to higher programming expenses and, to a much lesser extent, employee expenses, offset in part by the inclusion of the Exchange Systems in the results of operations in the prior year period and, to a lesser extent, lower field operating costs. Programming expenses increased 8.8%, largely as a result of higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees and new sports programming. Employee expenses grew 7.0%, as reduced customer installation activity resulted in lower labor capitalization, offset in part by a decline in personnel costs. Field operating costs declined 5.7%, primarily due to a decrease in vehicle fuel costs, offset in part by lower capitalization of overhead costs relating to reduced customer installation activity. Service costs as a percentage of revenues were 42.6% and 41.7% for the three months ended September 30, 2009 and 2008, respectively.
Selling, general and administrative expenses decreased 1.7%, primarily due to the inclusion of the Exchange Systems in the results of operations in the prior year period and, to a lesser extent, reduced customer service employee costs and lower office, advertising and marketing expenses, offset in part by increased bad debt expenses and higher taxes and fees. Customer service employee costs fell 5.4%, largely due to improved productivity in our call centers. Office expenses dropped 8.0%, primarily due to lower telecommunications costs as a result of more efficient call routing and internal network use and, to a lesser extent, reduced postage expense. Advertising and marketing expenses fell 7.6% and 2.4%, respectively, largely as a result of lower employee costs directly related to sales activity. Bad debt expense rose 9.0%, principally due to higher average balances of uncollectable accounts. Taxes and fees increased 3.8%, primarily due to higher franchise fees and, to a lesser extent, property taxes. Selling, general and administrative expenses as a percentage of revenues were 18.6% and 19.8% for the nine months ended September 30, 2009 and 2008, respectively.
Corporate expenses rose 8.0%, principally due to higher staffing levels and employee compensation, including non-cash stock charges. Corporate expenses as a percentage of revenues were 2.3% and 2.2% for the nine months ended September 30, 2009 and 2008, respectively.
Depreciation and amortization increased 1.1%, largely as a result of greater deployment of shorter-lived customer premise equipment and, to a lesser extent, write-offs related to ice storms in certain of our service areas, mostly offset by an increase in the useful lives of certain fixed assets.
Adjusted OIBDA
Adjusted OIBDA increased 5.5%, mainly due to growth in HSD, phone and, to a lesser extent, video revenues, offset in part by higher service costs and, to a lesser extent, lower advertising revenues and the inclusion of the Exchange Systems in the results of operations in the prior year period.
Operating Income
Operating income grew 8.5%, principally due to the increase in Adjusted OIBDA, offset in part by the inclusion of the Exchange Systems in the results of operations in the prior year period.
Interest Expense, Net
Interest expense, net, decreased 6.1%, primarily due to lower market interest rates on variable rate debt, offset in part by higher average indebtedness.

Gain (Loss) on Derivatives, Net
As a result of the quarterly mark-to-market valuation of these interest rate swaps, we recorded a net gain on derivatives of $19.0 million and $4.1 million, based upon information provided by our counterparties, for the nine months ended September 30, 2009 and 2008, respectively.
Gain (Loss) on Sale of Cable Systems, Net
For the nine months ended September 30, 2009, in connection with the Exchange Agreement, we recognized a gain on sale of cable systems, net, of approximately $13.8 million, which reflects approximately $1.7 million in legal and consulting fees, as well as other customary closing adjustments. During the nine months ended September 30, 2008, we recognized a loss on sale of cable systems, net, of approximately $0.2 million, which reflects adjustments made to a prior transaction.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $5.9 million for the nine months ended September 30, 2009. This amount included fees and premium paid relating to the tender offers of the 7 7/8% Notes and 9 1/2% Notes, as well as the write-off of deferred financing costs associated with such notes.
Other Expense, Net
Other expense, net, was $7.1 million and $9.7 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, other expense, net, consisted of $3.4 million of commitment fees, which includes $0.4 million of commitment fees related to the delayed funding of the new term loan, $3.0 million of deferred financing costs and $0.7 million of other fees. During the nine months ended September 30, 2008, other expense, net, consisted of $3.4 million of commitment fees, $3.0 million of transaction costs related to the repurchase of our Class A common stock (see Note 11 to Consolidated Financial Statements), $2.5 million of deferred financing costs and $0.8 million of other fees.
Provision for Income Taxes
Provision for income taxes was $42.4 million and $43.6 million for the nine months ended September 30, 2009 and 2008, respectively. These provisions for income taxes for each of the nine months ended September 30, 2009 and 2008 resulted from non-cash charges related to our deferred tax asset positions. See Note 9 of our Notes to Consolidated Financial Statements.
Net Income (Loss)
As a result of the factors described above, we recognized net income of $46.8 million for the nine months ended September 30, 2009, compared to a net loss of $7.5 million for the prior year period.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, scheduled repayments of our external financing, any repurchases of our Class A common stock and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including debt maturities of $126.9 million during the remainder of 2009 and 2010. As of September 30, 2009, our sources of cash include $70.5 million of cash and cash equivalents on hand and unused and available revolving credit commitments of $583.5 million under our $866.5 million revolving credit facilities.
In the longer term, specifically 2015 and beyond, we do not expect to generate sufficient net cash flows from operations to fund our maturing term loans and senior notes. If we are unable to obtain sufficient future financing or, if we not able to do so on similar terms as we currently experience, we may need to take other actions to conserve or raise capital that we would not take otherwise. However, we have accessed the debt markets for significant amounts of capital in the past, and expect to continue to be able to do so in the future as necessary.

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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $245.8 million for the nine months ended September 30, 2009, primarily due to Adjusted OIBDA of $403.2 million, offset in part by interest expense of $153.3 million. The net change in our operating assets and liabilities was essentially flat, largely as a result of an increase in accounts payable, accrued expenses and other current liabilities of $6.0 million and an increase in deferred revenue of $3.2 million, offset by an increase in accounts receivable, net, of $5.3 million and an increase in prepaid expenses and other assets of $3.9 million.
Net cash flows provided by operating activities were $188.2 million for the nine months ended September 30, 2008, primarily due to Adjusted OIBDA of $382.3 million, offset in part by interest expense of $163.3 million and, to a lesser extent, the $24.8 million net change in our operating assets and liabilities. The net change in our operating assets and liabilities was principally due to a decrease in accounts payable, accrued expenses and other current liabilities of $20.1 million and, to a much lesser extent, an increase in prepaid expenses and other assets of $4.3 million, offset in part by an increase in deferred revenue of $2.9 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities, as they facilitate the introduction of new products and services and accommodate customer growth and retention. Net cash flows used in investing activities were $167.2 million for the nine months ended September 30, 2009, as compared to $217.1 million for the prior year period. The $49.9 million decrease in capital expenditures was primarily due to higher spending in the prior year period on customer premise equipment, rebuild and upgrade activity, service area expansion and non-recurring investments in scalable infrastructure for digital transition deployment and HSD requirements. This decrease was partly offset by greater capital spending in the current year for non-recurring investments in our HSD and phone delivery systems.
Net Cash Flows Used in (Provided by) Financing Activities
Net cash flows used in financing activities were $75.2 million for the nine months ended September 30, 2009, principally due to the redemption of $625.0 million of senior notes and, to a much lesser extent, the cash portion of the repurchase of our Class A common stock under the Exchange Agreement totaling $110.0 million, and $23.9 million of financing costs, which were largely funded by the issuance of $350.0 million of senior notes and net borrowings of $334.0 million under our bank credit facilities, which includes a new $300.0 million term loan. See “New Financings” below and Notes 6 and 11 to Consolidated Financial Statements.
Net cash flows provided by financing activities were $42.8 million for the nine months ended September 30, 2008, principally due to net borrowings of $45.0 million under our credit facilities, including a new $350.0 million term loan, and other financing activities of $30.6 million, which were partially offset by repurchases of our Class A common stock totaling $22.4 million and financing costs of $10.9 million.
Capital Structure
We own our cable systems, and issue debt, through two principal subsidiaries, Mediacom LLC and Mediacom Broadband LLC. As of September 30, 2009, our outstanding total indebtedness was $3.375 billion, of which approximately 58% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2009, we paid cash interest of $167.0 million, net of capitalized interest.
The operating subsidiaries of Mediacom LLC and Mediacom Broadband have $3.129 billion of bank credit facilities (the “credit facilities”), of which $2.525 billion was outstanding as of September 30, 2009. Continued access to our credit facilities is subject to our remaining in compliance with the covenants of these credit facilities, principally the requirement that we maintain a maximum ratio of total senior debt to cash flow, as defined in our credit agreements, of 6.0 to 1.0. Our ratio of total senior debt to cash flow for the three months ended September 30, 2009, was 4.1 to 1.0.

As of September 30, 2009, we had revolving credit commitments of $866.5 million under the credit facilities, of which $583.5 million was unused and available to be borrowed and used for general corporate purposes based on the terms and conditions of our debt arrangements. As of September 30, 2009, $20.4 million of letters of credit were issued under our credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements, thus restricting the unused portion of our revolving credit commitments by such amount. Our unused revolving commitments expire in the amounts of $36.2 million, $296.2 million and $251.1 million on March 31, 2010, September 30, 2011 and December 31, 2012, respectively.
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under our credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2009, we had interest rate swaps with various banks pursuant to which the interest rate on $1.1 billion of floating rate debt was fixed at a weighted average rate of 4.3%. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facilities as of September 30, 2009 and 2008 were 4.6% and 5.9%, respectively,
As of September 30, 2009, our subsidiaries, Mediacom Broadband and Mediacom LLC, had $850.0 million of senior notes outstanding. The indentures governing our senior notes contain financial and other covenants that are generally less restrictive than those found in our credit facilities, and do not require us to maintain any financial ratios. Principal covenants include a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow, as defined in these agreements, of 8.5 to 1.0. These agreements also contain limitations on dividends, investments and distributions.
New Financings
On August 25, 2009, the operating subsidiaries of Mediacom LLC entered into an incremental facility agreement that provides for a new term loan under their existing credit facility (the “LLC Credit Facility”) in the principal amount of $300.0 million. The new term loan matures on March 31, 2017 and, beginning on December 31, 2009, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. On September 24, 2009, the full amount of the $300.0 million new term loan was borrowed by the operating subsidiaries of Mediacom LLC. Net proceeds from the new term loan were $291.2 million, after giving effect to the original issue discount of $4.5 million and financing costs of $4.3 million. The proceeds were used to fund the redemption of Mediacom LLC’s senior notes described below, with the balance used to pay down, in part, outstanding debt under the revolving credit portion of the LLC Credit Facility, without any reduction in the revolving credit commitments. The obligations of the operating subsidiaries under the new term loan are governed by the terms of the LLC Credit Facility.
On August 25, 2009, Mediacom LLC and its wholly-owned subsidiary, Mediacom Capital Corporation (the “LLC Issuers”), jointly issued $350.0 million aggregate principal amount of 9 1/8% senior notes due August 2019. Net proceeds from the issuance of the 9 1/8% Notes were $334.9 million, after giving effect to the original issue discount of $8.3 million and financing costs of $6.8 million, and were used to fund a portion of the cash tender offers described below. The 9 1/8% Notes are unsecured obligations of the LLC Issuers, and the indenture governing the 9 1/8% Notes stipulates, among other things, restrictions on the incurrence of indebtedness, distributions, mergers and asset sales and has cross-default provisions related to other debt of Mediacom LLC and its subsidiaries.
On August 11, 2009, the LLC Issuers commenced a cash tender offers (the “Tender Offers”) for their outstanding 9 1/2% Notes and 7 7/8% Notes. Pursuant to the Tender Offers, on August 25, 2009 and September 9, 2009, the LLC Issuers repurchased an aggregate of $390.2 million principal amount of 9 1/2% Notes and an aggregate of $71.1 million principal amount of 7 7/8% Notes. The accrued interest paid on the repurchased 9 1/2% Notes and 7 7/8% Notes was $4.1 million and $0.2 million, respectively. The Tender Offers were funded with proceeds from the issuance of the 9 1/8% Notes and borrowings under the revolving credit portion of the LLC Credit Facility. On August 25, 2009, the LLC Issuers announced the redemption of any Notes remaining outstanding following the expiration of the Tender Offers. On September 24, 2009, the LLC Issuers redeemed the balance of the principal amounts of such Notes. The accrued interest paid on the redeemed 9 1/2% Notes and 7 7/8% Notes was $2.0 million and $0.5 million, respectively. The redemption was funded with proceeds from the new term loan mentioned above.

Covenant Compliance and Debt Ratings
For all periods through September 30, 2009, we were in compliance with all of the covenants under our credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in our credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a stable outlook, by Standard and Poor’s. Any future downgrade to our credit ratings could results in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.
Contractual Obligations and Commercial Commitments
Other than the items noted above in “New Financings”, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.
The following table updates our contractual obligations and commercial commitments for debt and interest expense, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to September 30, 2009 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense (1)	Total
October 1, 2009 through September 30, 2010	$109,125	$195,517	$304,642
October 1, 2010 through September 30, 2012	253,375	345,774	599,149
October 1, 2012 through September 30, 2014	211,750	265,216	476,966
Thereafter	2,800,750	227,400	3,028,150

Total cash obligations	$3,375,000	$1,033,907	$4,408,907

*	Refer to Note 6 of our consolidated financial statements for a discussion of our long-term debt.

(1)	Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding as of September 30, 2009 and the average interest rates applicable under such debt obligations.
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
Goodwill and Other Intangible Assets
In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 (“ASC 350”) (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
We directly assess the value of cable franchise rights for impairment under ASC 350 by utilizing a discounted cash flow methodology. In performing an impairment test in accordance with ASC 350, we make assumptions, such as future cash flow expectations, unit growth, competition, industry outlook, capital expenditures, and other future benefits related to cable franchise rights, which are consistent with the expectations of buyers and sellers of cable systems in determining fair value. If the determined fair value of our cable franchise rights is less than the carrying amount on the financial statements, an impairment charge would be recognized for the difference between the fair value and the carrying value of such assets.

Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have two reporting units for the purpose of applying ASC 350, Mediacom Broadband and Mediacom LLC. We conducted our annual impairment test as of October 1, 2008.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2009.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2009, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of September 30, 2009.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 8 to Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, other than as set forth below:
Our ability to use net operating loss carry forwards (“NOLs”) to reduce future taxable income and thus reduce our federal income tax liability may be limited if there is a change in our ownership or if our taxable income does not reach sufficient levels.
As of December 31, 2008, we have approximately $2.3 billion of U.S. federal NOLs available to reduce taxable income in future years. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury Regulations, our ability to use our NOLs could be substantially limited. Generally, an “ownership change” occurs when one or more stockholders, each of whom owns directly or indirectly 5% or more of the value of our stock (or is otherwise treated as a 5% stockholder under Section 382 and the related Treasury Regulations) increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by such stockholders at any time during the preceding three-year testing period. The determination of whether an ownership change occurs is complex, generally not within our control, and to some extent dependent on information that is not publicly available. Consequently, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset by pre-ownership change NOLs. Our use of NOLs arising after the date of an ownership change would not be affected. Any unused annual limitation may be carried over to later years, thereby increasing the annual limitation in the subsequent taxable year. In addition, our ability to use our NOLs will be dependent on our ability to generate taxable income. Depending on the possible resulting limitations imposed by Section 382, or the timing of our ability to generate sufficient taxable income, a significant portion of our federal NOLs could expire before we would be able to use them. Our inability to utilize our federal NOLs may potentially accelerate cash tax payments by us and thus adversely affect our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
TEM 5. OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description

4.1	Indenture relating to 9.125% senior notes due 2019 of Mediacom LLC and Mediacom Capital Corporation

10.1	Incremental Facility Agreement, dated as of August 25, 2009, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
November 6, 2009	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture relating to 9.125% senior notes due 2019 of Mediacom LLC and Mediacom Capital Corporation

10.1	Incremental Facility Agreement, dated as of August 25, 2009, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications