Form 10-Q
period 2010-03-31
MEDIACOM COMMUNICATIONS CORP
filed 2010-05-07
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2010, there were 41,118,849 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Communications Corporation as “MCC,” and MCC and its consolidated subsidiaries as “we,” “us” and “our.”

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
•
instability in the capital and credit markets, which may impact our ability to refinance future debt maturities or provide funding for potential strategic transactions, on similar terms as we currently experience; and

•
other risks and uncertainties discussed in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports or documents that we file from time to time with the SEC.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,556	$80,916
Accounts receivable, net of allowance for doubtful accounts of $1,461 and $2,180	78,496	86,337
Prepaid expenses and other current assets	21,962	17,030
Deferred tax assets	22,039	22,616

Total current assets	223,053	206,899

Property, plant and equipment, net of accumulated depreciation of $2,019,843 and $1,965,091	1,477,570	1,478,489
Franchise rights	1,793,715	1,793,715
Goodwill	219,991	219,991
Subscriber lists and other intangible assets, net of accumulated amortization of $153,182 and $152,552	4,843	5,472
Other assets, net of accumulated amortization of $15,561 and $13,961	43,805	50,468
Deferred income taxes — non current	217,049	222,695

Total assets	$3,980,026	$3,977,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$265,883	$268,575
Deferred revenue	57,244	56,996
Current portion of long-term debt	71,500	95,000

Total current liabilities	394,627	420,571
Long-term debt, less current portion	3,283,500	3,270,000
Other non-current liabilities	27,375	22,130

Total liabilities	3,705,502	3,712,701
Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 97,160,933 shares issued and 40,988,077 shares outstanding as of March 31, 2010 and 96,554,912 shares issued and 40,621,955 shares outstanding as of December 31, 2009	410	406
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,015,387	1,013,517
Accumulated deficit	(446,152)	(454,670)
Treasury stock, at cost, 56,172,856 and 55,932,957 shares of Class A common stock	(295,391)	(294,495)

Total stockholders’ equity	274,524	265,028

Total liabilities and stockholders’ equity	$3,980,026	$3,977,729

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$368,679	$360,438

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	157,619	152,808
Selling, general and administrative expenses	66,373	66,084
Corporate expenses	8,258	8,207
Depreciation and amortization	59,300	58,394

Operating income	77,129	74,945

Interest expense, net	(49,626)	(48,921)
Loss on derivatives, net	(11,707)	(1,671)
Gain on sale of cable systems, net	—	13,817
Other expense, net	(1,055)	(2,465)

Income before income taxes	$14,741	$35,705
Provision for income taxes	(6,223)	(13,343)

Net income	$8,518	$22,362

Basic weighted average shares outstanding	67,739	80,597
Basic earnings per share	$0.13	$0.28

Diluted weighted average shares outstanding	71,138	83,607
Diluted earnings per share	$0.12	$0.27
The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$8,518	$22,362
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,300	58,394
Loss on derivatives, net	11,707	1,671
Gain on sale of cable systems, net	—	(12,557)
Amortization of deferred financing costs	1,601	1,360
Share-based compensation	1,875	1,745
Deferred income taxes	6,223	13,343
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,841	2,783
Prepaid expenses and other assets	(4,534)	(5,507)
Accounts payable, accrued expenses and other current liabilities	(3,983)	244
Deferred revenue	248	759
Other non-current liabilities	(148)	(147)

Net cash flows provided by operating activities	$88,648	$84,450

INVESTING ACTIVITIES:
Capital expenditures	(57,850)	(54,778)

Net cash flows used in investing activities	$(57,850)	$(54,778)

FINANCING ACTIVITIES:
New borrowings	134,750	260,125
Repayment of debt	(144,750)	(176,124)
Net settlement of restricted stock units	(898)	(1,543)
Repurchase of Class A common stock	—	(110,000)
Other financing activities — book overdrafts	(260)	104

Net cash flows used in financing activities	$(11,158)	$(27,438)

Net increase in cash	19,640	2,234
CASH AND CASH EQUIVALENTS, beginning of period	80,916	67,111

CASH AND CASH EQUIVALENTS, end of period	$100,556	$69,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$46,459	$55,045

NON-CASH TRANSACTIONS — FINANCING:
Repurchase of Class A common stock exchanged for assets held for sale (Note 12)	$—	$29,284

The accompanying notes to the unaudited financial statements are an integral part of these statements

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. STATEMENT OF ACCOUNTING PRESENTATION AND OTHER INFORMATION
Basis of Preparation of Unaudited Consolidated Financial Statements
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, “we,” “our” or “us”) has prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2010.
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $9.4 million and $9.6 million for the three months ended March 31, 2010 and 2009, respectively.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.
3. FAIR VALUE
The following sets forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at March 31, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value.
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of March 31, 2010, our interest rate exchange agreement liabilities, net, were valued at $62.1 million using Level 2 inputs, as follows:

	Fair Value as of March 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$28	$—	$28

Liabilities
Interest rate exchange agreements	$—	$62,099	$—	$62,099

Interest rate exchange agreements — liabilities, net	$—	$62,071	$—	$62,071

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $50.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$4,791	$—	$4,791

Liabilities
Interest rate exchange agreements	$—	$55,155	$—	$55,155

Interest rate exchange agreements — liabilities, net	$—	$50,364	$—	$50,364

4. EARNINGS PER SHARE
We calculate earnings or loss per share in accordance with ASC 260 — Earnings per Share (“ASC 260”) by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) are computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. Diluted EPS excludes the impact of potential shares of common stock related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.
We generated net income for each of the three months ended March 31, 2010 and 2009. Accordingly, diluted earnings per share for such periods included approximately 3.4 million and 3.0 million potential shares of common stock, respectively, related to our share-based compensation plans.

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Cable systems, equipment and subscriber devices	$3,306,619	$3,252,864
Vehicles	74,828	75,494
Furniture, fixtures and office equipment	64,753	64,099
Buildings and leasehold improvements	43,577	43,493
Land and land improvements	7,635	7,630

	3,497,412	3,443,580
Accumulated depreciation	(2,019,842)	(1,965,091)

Property, plant and equipment, net	$1,477,570	$1,478,489

6. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Liabilities under interest rate exchange agreements	$42,142	$40,591
Accrued programming costs	39,413	34,917
Accrued interest	33,503	30,310
Accrued payroll and benefits	31,574	31,451
Accrued taxes and fees	27,495	30,611
Book overdrafts(1)	17,045	17,305
Accrued property, plant and equipment	16,865	12,188
Subscriber advance payments	15,523	15,563
Accrued service costs	14,255	17,751
Accounts payable	5,917	13,287
Accrued telecommunications	4,049	5,105
Other accrued expenses	18,102	19,496

Accounts payable, accrued expenses and other current liabilities	$265,883	$268,575

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

7. DEBT
Debt consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Bank credit facilities	$2,505,000	$2,515,000
8 1/2% senior notes due 2015	500,000	500,000
9 1/8% senior notes due 2019	350,000	350,000

	$3,355,000	$3,365,000
Less: Current portion	71,500	95,000

Total long-term debt	$3,283,500	$3,270,000

Bank Credit Facilities
As of March 31, 2010, our principal subsidiaries maintained an aggregate $3.019 billion of senior secured bank credit facilities (the “credit facilities”), comprised of a $1.548 billion credit facility at Mediacom Broadband LLC (“Mediacom Broadband”) and a $1.471 billion credit facility at Mediacom LLC. As of the same date, $2.505 billion was outstanding under the credit facilities and the average interest rates on such outstanding debt, including the effect of the interest rate exchange agreements discussed below, was 4.9%, as compared to 4.6% as of the same date last year.
As of March 31, 2010, we had revolving credit commitments of $830.3 million, of which $494.5 million was unused and available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of March 31, 2010, $19.5 million of letters of credit were issued under the credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements, which reduced the availability of the unused portion of the revolving credit commitments of the credit facilities by such amount. Our revolving credit commitments expire in the amounts of $400.0 million and $430.3 million on September 30, 2011 and December 31, 2012, respectively, and are not subject to scheduled reductions prior to maturity.
The credit agreements for each of the credit facilities contain various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of the credit facilities required compliance with a ratio of senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. Our ratios were 4.1 to 1.0 at Mediacom Broadband and 4.4 to 1.0 at Mediacom LLC for the three months ended March 31, 2010. The credit facilities are collateralized by all of Mediacom Broadband’s and Mediacom LLC’s ownership interests in their respective operating subsidiaries, and are guaranteed by them on a limited recourse basis to the extent of such ownership interests.
See Note 14 for a discussion of financing transactions completed on April 23, 2010.
Senior Notes
As of March 31, 2010, we had in aggregate $850 million of senior notes outstanding, consisting of $500 million of senior notes at Mediacom Broadband and $350 million of senior notes at Mediacom LLC. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facilities. As of March 31, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. Our ratios of total indebtedness to cash flow were 5.8 to 1.0 at Mediacom Broadband and 5.9 to 1.0 at Mediacom LLC for the three months ended March 31, 2010. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three months ended March 31, 2010 and 2009.
As of March 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.5 billion was fixed at a weighted average rate of 3.5%. As of the same date, about 70% of our total outstanding indebtedness was at fixed rates or subject to interest rate protection. Our current interest rate swaps are scheduled to expire in the amounts of $300 million, $500 million and $700 million during the years ended December 31, 2010, 2011 and 2012, respectively.

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
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of March 31, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a current asset of less than $0.1 million, an accumulated current liability of $42.1 million and an accumulated long-term liability of $20.0 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $4.8 million, an accumulated current liability of $40.6 million and an accumulated long-term liability of $14.6 million. As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $11.7 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2010, we were in compliance with all of the covenants under the credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
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
Fair Value
As of March 31, 2010, the fair values of our senior notes and credit facilities are as follows (dollars in thousands):

8 1/2% senior notes due 2015	$512,500
9 1/8% senior notes due 2019	361,594

$874,094

Bank credit facilities	$2,475,291

8. STOCKHOLDERS’ EQUITY
Stock Repurchase Plans
During the three months ended March 31, 2010, we did not repurchase any shares of our common stock under our common stock repurchase program. As of March 31, 2010, approximately $47.6 million remained available under our Class A common stock repurchase program.
Share-based Compensation
Total share-based compensation expense, for the three months ended March 31, 2010 and 2009, was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$625	$525
Employee stock purchase plan	114	130
Restricted stock units	1,136	1,090

Total share-based compensation expense	$1,875	$1,745

During the three months ended March 31, 2010, there were approximately 823,000 restricted stock units and 786,000 stock options that had been granted to our employees under our compensation programs. Each of the restricted stock units and stock options in our stock compensation programs are exchangeable and exercisable, respectively, into a share of our Class A common stock. During the three months ended March 31, 2010, approximately 606,000 restricted stock units vested and no stock options were exercised.
Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 128,000 and 160,000 for the three months ended March 31, 2010 and 2009, respectively. The net proceeds to us were approximately $0.6 million for each of the three months ended March 31, 2010 and 2009.
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Mediacom LLC, one of our wholly owned subsidiaries, is named as a defendant in a putative class action, captioned Gary Ogg and Janice Ogg v. Mediacom LLC, pending in the Circuit Court of Clay County, Missouri, originally filed in April 2001. The lawsuit alleges that Mediacom LLC, in areas where there was no cable franchise, failed to obtain permission from landowners to place our fiber interconnection cable notwithstanding the possession of agreements or permission from other third parties. While the parties continue to contest liability, there also remains a dispute as to the proper measure of damages. Based on a report by their experts, the plaintiffs claim compensatory damages of approximately $14.5 million. Legal fees, prejudgment interest, potential punitive damages and other costs could increase that estimate to approximately $26.0 million. Before trial, the plaintiffs proposed an alternative damage theory of $42.0 million in compensatory damages. Notwithstanding the verdict in the trial described below, we remain unable to reasonably determine the amount of our final liability in this lawsuit. Prior to trial our experts estimated our liability to be within the range of approximately $0.1 million to $2.3 million. This estimate did not include any estimate of damages for prejudgment interest, attorneys’ fees or punitive damages.
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
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which we are named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from us and rented a cable box distributed by us. The plaintiff alleges that we improperly “tie” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. We were served with the complaint on April 16, 2010. We believe we have substantial defenses to the claims asserted in the complaint, and we intend to defend the action vigorously.
We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

10. INCOME TAXES
We have utilized ASC 270 — Interim Reporting (“ASC 270”) to record income taxes on an interim period basis.
A tax provision of $6.2 and $13.3 million was recorded for each of the three months ended March 31, 2010 and 2009. The provision amount for the three months ended March 31, 2010 is based on book income and effective tax rate (“ETR”). The ETR for the quarter was 41.3%, which included the effect of state taxes (net of federal tax benefit). For the three months ended March 31, 2009, the tax provision amount substantially represented the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods, we established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets. During the fourth quarter of 2009, as a result of the assessment of our ability to realize deferred assets, we reversed a substantial portion of our valuation allowance, resulting in a balance in the valuation allowance of $8.2 million as of December 31, 2009. As of March 31, 2010, our valuation allowance remains at approximately $8.2 million. Adjustments to the valuation allowance will be made if there is a change in our assessment of the amount of deferred income tax asset that is realizable.
We have no unrecognized tax benefits as of the adoption date and as of March 31, 2010. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2006, 2007 and 2008 U.S. federal tax years and various state and local tax years from 2005 through 2008 remain subject to income tax examinations by tax authorities. In addition, tax returns for years prior to 2006 may be subject to examination to the extent net operating losses have been carried forward from those years and remain available to offset taxable income in the future.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the three months ended March 31, 2010, no interest and penalties were accrued.
11. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent less than 1.0% of our total revenues. Mediacom Management is wholly-owned by our Chairman and CEO.
One of our directors is a partner of a law firm that performs various legal services for us. For the three months ended March 31, 2010, $0.1 million was paid to this law firm for services performed.
12. REPURCHASE OF MEDIACOM CLASS A COMMON STOCK
On September 7, 2008, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Shivers Investments, LLC and Shivers Trading & Operating Company (collectively “Shivers”), both affiliates of Morris Communications Company, LLC. We completed the Exchange Agreement on February 13, 2009 (the “Completion Date”), pursuant to which we exchanged 100% of the shares of stock of a newly-created subsidiary, which held non-strategic cable television systems serving approximately 25,000 basic subscribers, and $110 million of cash (the “Exchange Cash Portion”), for 28.3 million shares of our Class A common stock (the “Exchange Shares”) held by Shivers.
The Exchange Cash Portion was funded with cash on hand and borrowings made under the revolving commitments of our bank credit facilities. Both Morris Communications and Shivers are controlled by William S. Morris III, who at the time was a member of Mediacom’s Board of Directors.
Based upon the $4.92 closing price per share of our Class A common stock on the Completion Date (the “Closing Price”), we recognized a gain on sale of cable systems, net, of approximately $13.8 million for the three months ended March 31, 2009, which included approximately $1.3 million in legal and consulting fees, as well as other customary closing adjustments. For the three months ended March 31, 2009, an amount of $29.3 million was recorded in our consolidated statements of cash flows, under the caption Non-Cash Transactions — Financing, to account for the excess value of the Exchange Shares on the Completion Date over the Exchange Cash Portion. This amount was determined by the number of Exchange Shares adjusted for the Closing Price less the Exchange Cash Portion.

The results of operations for the exchange assets were as follows (in thousands):

Three Months
Ended
March 31,
2009
Revenues	$2,722
Pre-tax net income	$864
13. GOODWILL AND OTHER INTANGIBLE ASSETS
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have two reporting units for the purpose of applying ASC 350, Mediacom Broadband and Mediacom LLC. We conducted our annual impairment test as of October 1, 2009.
The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2010.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of March 31, 2010.
14. SUBSEQUENT EVENTS
On April 23, 2010, Mediacom LLC and Mediacom Broadband each completed the financing transactions as noted below.
Mediacom LLC
The operating subsidiaries of Mediacom LLC (the “LLC subsidiaries”) have a senior secured credit facility (the “LLC credit facility”) that consists of revolving credit commitments and term loans. On April 23, 2010, the LLC subsidiaries entered into an incremental facility agreement that provides for a new term loan under the LLC credit facility in the principal amount of $250.0 million (“Term Loan E”). On April 23, 2010, the full amount of Term Loan E was borrowed by the LLC subsidiaries. The proceeds from Term Loan E were largely used to repay the outstanding balance of Term Loan A and the revolving credit portion of the LLC credit facility, without any reduction in the revolving credit commitments, as well as related fees and expenses. Following the borrowing of Term Loan E, there were three term loans outstanding under the LLC credit facility (Term Loan C, Term Loan D and Term Loan E).

Borrowings under Term Loan E bear interest at a floating rate or rates equal to, at the option of the LLC subsidiaries, the Eurodollar Rate or the Base Rate (each as defined in the related credit agreement, as amended), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans; provided that if the margin for any new incremental facility term loans borrowed within 18 months of April 23, 2010 exceeds the margin for borrowings under Term Loan E by more than 0.25%, the margin for borrowings under Term Loan E shall be increased to the extent necessary so that the margin for such new incremental facility term loans is equal to the margin for borrowings under Term Loan E plus 0.25%. For the first four years of Term Loan E, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan E matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount. The obligations of the LLC subsidiaries under Term Loan E are governed by the terms of the related credit agreement, as amended.
On April 23, 2010, the LLC credit facility was amended to:
•
extend the termination date with respect to $225.2 million of the revolving credit portion of the LLC credit facility from September 30, 2011 to December 31, 2014 (or June 30, 2014 if Term Loan C under the LLC credit facility has not been repaid or refinanced prior to June 30, 2014);

•	maintain the termination date of September 30, 2011 with respect to $79.0 million of the revolving credit commitments;
•	reduce the aggregate of the revolving credit commitments from $400.0 million to $304.2 million as of April 23, 2010; and
•	permit additional incremental facility term loans in an aggregate principal amount equal to not more than 100% of any future reductions in the revolving credit commitments.
In addition, the financial covenants were amended as follows:
•
the maximum ratio of senior indebtedness (as defined) to annualized system cash flow (as defined), or the “Total Leverage Ratio,” which is currently 6.0 to 1.0, will be reduced to 5.5 to 1.0 commencing with the quarter ending December 31, 2011;

•	the maximum Total Leverage Ratio will be reduced to 5.0 to 1.0 commencing with the quarter ending December 31, 2012 and thereafter, so long as any revolving credit commitments remain outstanding;
•
the minimum ratio of operating cash flow (as defined) to interest expense (as defined), or the “Interest Coverage Ratio,” will be 2.0 to 1.0 as of the last day of any fiscal quarter ending after April 23, 2010, so long as any revolving credit commitments remain outstanding; and

•	after the termination of all revolving credit commitments, the maximum Total Leverage Ratio will be increased to 6.0 to 1.0 and the Interest Coverage Ratio covenant will no longer be applicable.

Mediacom Broadband LLC
The operating subsidiaries of Mediacom Broadband LLC (the “Broadband subsidiaries”) have a senior secured credit facility (the “Broadband credit facility”) that consists of revolving credit commitments and term loans. On April 23, 2010, the Broadband subsidiaries entered into an incremental facility agreement that provides for a new term loan under the Broadband credit facility in the principal amount of $600.0 million (“Term Loan F”). On April 23, 2010, the full amount of Term Loan F was borrowed by the Broadband subsidiaries. The proceeds from Term Loan F were largely used to repay the outstanding balance of Term Loan E and the revolving credit portion of the Broadband credit facility, without any reduction in the revolving credit commitments, as well as related fees and expenses. Following the borrowing of Term Loan F, there were two term loans outstanding under the Broadband credit facility (Term Loan D and Term Loan F).
Borrowings under Term Loan F bear interest at a floating rate or rates equal to, at the option of the Broadband subsidiaries, the Eurodollar Rate or the Base Rate (each as defined in the related credit agreement, as amended), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans; provided that if the margin for any new incremental facility term loans borrowed within 18 months of April 23, 2010 exceeds the margin for borrowings under Term Loan F by more than 0.25%, the margin for borrowings under Term Loan F shall be increased to the extent necessary so that the margin for such new incremental facility term loans is equal to the margin for borrowings under Term Loan F plus 0.25%. For the first four years of Term Loan F, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan F matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount beginning on September 30, 2010. The obligations of the Broadband subsidiaries under Term Loan F are governed by the terms of the related credit agreement, as amended.
On April 23, 2010, the Broadband credit facility was amended to:
•	increase the permitted amount of incremental facilities by $250 million; and
•	permit additional incremental facility term loans in an aggregate principal amount equal to not more than 50% of any future reductions in the revolving credit commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three months ended March 31, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009. Certain items have been reclassified to conform to the current year’s presentation.
Overview
We are the nation’s seventh largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. We are among the leading cable operators focused on serving the smaller cities in the United States, with a significant customer concentration in the Midwestern and Southeastern regions. We are the largest and second largest cable company in Iowa and Illinois, respectively. Approximately 69% of our basic subscribers are in the top 100 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), with more than 55% in DMAs that rank between the 60th and 100th largest.
Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas. As of March 31, 2010, we offered our bundle of video, HSD and phone services to approximately 95% of our estimated 2.80 million homes passed in 22 states. As of the same date, we served approximately 1.23 million basic subscribers, 699,000 digital video customers, 804,000 HSD customers and 300,000 phone customers, aggregating 3.04 million revenue generating units (“RGUs”).
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and we have recently faced increased levels of price competition from DBS providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well as with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The recent economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of continuing weak economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which have led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2010 than in prior years. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.
Recent Developments
On April 23, 2010, we completed certain financing transactions (the “new financings”) that provided for new term loans in the aggregate principal amount of $850 million, and amendments to our existing bank credit facilities (the “credit facilities”), which, among other things, extended the termination date on a portion of, and reduced the total revolving credit commitments of, one of our revolving credit facilities. The net proceeds from these new term loans were used to repay certain existing term loans and the full balance of outstanding revolving credit loans under our credit facilities. For more information, see “Liquidity and Capital Resources — Capital Structure — New Financings” below and Note 14 in our Notes to Consolidated Financial Statements.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, franchise fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our HSD products and services and equipment rental fees, as well as fees charged to large-sized businesses for our scalable, fiber- based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our phone service. Advertising revenues represent the sale of advertising placed on our video services.

If we continue to lose video customers as a result of greater competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. Advertising revenues may continue to stabilize in 2010, given the potential for an economic recovery and upcoming elections.
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
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to contractual unit rate increases and the increasing demands of sports programmers and television broadcast station owners for retransmission consent fees. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will continue to decline, as increases in programming costs outpace growth, or further decreases, in video revenues.
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
Use of Non-GAAP Financial Measures
“Adjusted OIBDA” and “Free Cash Flow” are not financial measures calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. We define Adjusted OIBDA as operating income before depreciation and amortization and non-cash, share-based compensation charges, and Free Cash Flow as cash flows provided by operating activities less capital expenditures. Adjusted OIBDA and Free Cash Flow have inherent limitations as discussed below.
Adjusted OIBDA is one of the primary measures used by management to evaluate our performance and to forecast future results. We believe Adjusted OIBDA is useful for investors because it enables them to assess our performance in a manner similar to the methods used by management, and provides a measure that can be used to analyze, value and compare the companies in the cable industry. A limitation of Adjusted OIBDA, however, is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. Management uses a separate process to budget, measure and evaluate capital expenditures. In addition, Adjusted OIBDA also has the limitation of not reflecting the effect of our non-cash, share-based compensation charges. We believe that excluding share-based compensation allows investors to better understand our performance without the effects of these obligations that are not expected to be settled in cash. Adjusted OIBDA may not be comparable to similarly titled measures used by other companies, which may have different depreciation and amortization policies, as well as different share-based compensation programs.

Free Cash Flow is used by management to evaluate our ability to repay debt and return capital to stockholders and to facilitate the growth of our business with internally generated funds. A limitation of Free Cash Flow, however, is that it may be affected by the timing of our capital spending. We believe Free Cash Flow is useful for investors for the same reasons and provides measures that can be used to analyze value and compare companies in the cable television industry, although our measure of Free Cash Flow may not be directly comparable to similar measures reported by other companies.
Adjusted OIBDA and Free Cash Flow should not be regarded as alternatives to operating income or net income (loss) as indicators of operating performance, or to the statement of cash flows as measures of liquidity, nor should they be considered in isolation or as substitutes for financial measures prepared in accordance with GAAP. We believe that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and that net cash flows provided by operating activities is the most directly comparable GAAP financial measure to Free Cash Flow.

Actual Results of Operations
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
The tables below set forth the consolidated statements of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM). The following financial and operating results reflected the February 2009 divesture of certain cable systems in Western North Carolina, which served 25,000 basic subscribers, 10,000 digital customers, 13,000 HSD customers and 3,000 phone customers, aggregating 51,000 RGUs. During the three months ended March 31, 2009, such cable systems recorded revenues of $2.7 million, service costs of $1.3 million, selling, general and administrative expenses of $0.5 million and $0.9 million of operating income. Where the inclusion of such results in the prior year’s data may affect comparisons to 2010 results, the effect of such 2009 results are referred to as the “impact of the WNC Divesture.” For more information, see Note 12 in our Notes to Consolidated Financial Statements.

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change

Revenues	$368,679	$360,438	$8,241	2.3%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	157,619	152,808	4,811	3.1%
Selling, general and administrative expenses	66,373	66,084	289	0.4%
Corporate expenses	8,258	8,207	51	0.6%
Depreciation and amortization	59,300	58,394	906	1.6%

Operating income	77,129	74,945	2,184	2.9%

Interest expense, net	(49,626)	(48,921)	(705)	1.4%
Loss on derivatives, net	(11,707)	(1,671)	(10,036)	NM
Gain on sale of cable systems, net	—	13,817	(13,817)	NM
Other expense, net	(1,055)	(2,465)	1,410	(57.2%)

Income before income taxes	14,741	35,705	(20,964)	(58.7%)
Provision for income taxes	(6,223)	(13,343)	7,120	(53.4%)

Net income	$8,518	$22,362	$(13,844)	(61.9%)

Adjusted OIBDA	$138,304	$135,084	$3,220	2.4%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$138,304	$135,084	$3,220	2.4%
Non-cash, share-based compensation	(1,875)	(1,745)	(130)	7.4%
Depreciation and amortization	(59,300)	(58,394)	(906)	1.6%

Operating income	$77,129	$74,945	$2,184	2.9%

Revenues
The tables below set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended March 31, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Video	$228,972	$234,369	$(5,397)	(2.3%)
HSD	95,321	86,906	8,415	9.7%
Phone	30,262	26,600	3,662	13.8%
Advertising	14,124	12,563	1,561	12.4%

Total Revenues	$368,679	$360,438	$8,241	2.3%

	Three Months Ended
	March 31,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	1,234,000	1,297,000	(63,000)	(4.9%)
Digital customers	699,000	650,000	49,000	7.5%
HSD customers	804,000	748,000	56,000	7.5%
Phone customers	300,000	259,000	41,000	15.8%

RGUs (1)	3,037,000	2,954,000	83,000	2.8%

Average total monthly revenue per basic subscriber (2)	$99.43	$91.89	$7.54	8.2%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 2.3%, largely due to continued growth in HSD and, to a lesser extent, digital and phone services, offset in part by lower video revenues and, to a lesser extent, the impact of the WNC Divesture. Average total monthly revenue per basic subscriber increased 8.2% to $99.43.
Video revenues declined 2.3%, principally due to a lower number of basic subscribers, including the impact of the WNC Divesture, offset in part by continued growth in digital customers and customers taking our DVR and HDTV services and, to a lesser extent, video rate increases. During the three months ended March 31, 2010, we lost 4,000 basic subscribers and gained 21,000 digital customers; this compares to gains of 4,000 basic subscribers and 17,000 digital customers in the prior year period, excluding the impact of the WNC Divesture. As of March 31, 2010, we served 1,234,000 basic subscribers, representing a penetration of 44.0% of our estimated homes passed and 699,000 digital customers, representing a penetration of 56.6% of our basic subscribers. As of March 31, 2010, 40.3% of our digital customers were taking our DVR and/or HDTV services, as compared to 34.9% as of the same date last year.

HSD revenues rose 9.7%, primarily due to a 7.5% increase in HSD customers. During the three months ended March 31, 2010, we gained 26,000 HSD customers, as compared to a gain of 24,000 in the prior year period, excluding the impact of the WNC Divesture. As of March 31, 2010, we served 804,000 HSD customers, representing a penetration of 28.7% of our estimated homes passed.
Phone revenues grew 13.8%, mainly due to a 15.8% increase in phone customers. During the three months ended March 31, 2010, we gained 13,000 phone customers, as compared to a gain of 14,000 in the prior year period, excluding the impact of the WNC Divesture. As of March 31, 2010, we served 300,000 phone customers, representing a penetration of 11.3% of our estimated marketable phone homes.
Advertising revenues were 12.4% higher, as a result of increased local and, to a lesser extent, national advertising sales, in part due to a rebound in automotive advertising sales.
Costs and Expenses
Service costs rose 3.1%, primarily due to higher programming expenses and, to a lesser extent, field operating and phone service costs, offset in part by lower HSD delivery expenses. Programming expenses increased 4.1%, mostly due to higher contractual rates charged by our programming vendors and, to a lesser extent, greater retransmission consent fees, offset in part by a lower number of video customers, including the impact of the WNC Divesture. Field operating costs grew 12.4%, largely as a result of higher vehicle fuel costs and other operating expenses. Phone service costs were 10.8% higher, mainly due to unit growth. HSD delivery expenses were 22.8% lower, principally due to the transition to an internally managed e-mail system. Service costs as a percentage of revenues were 42.8% and 42.4% for the three months ended March 31, 2010 and 2009, respectively.
Selling, general and administrative expenses increased 0.4%, largely as a result of higher marketing, billing and bad debt expenses, mostly offset by lower employee costs and taxes and fees. Marketing costs were 2.6% higher, primarily due to a greater use of print advertising, offset by lower direct sales contractor use and, to a lesser extent, the impact of the WNC Divesture. Billing expenses grew 5.5%, principally due to increased processing fees. Bad debt expense rose 5.7% as a result of less bad debt recoveries and an increase in our bad debt reserve due to an increase in the aging of our accounts receivable. Employee costs fell 13.7%, principally due to a favorable insurance loss experience. Taxes and fees were 3.0% lower, largely as a result of lower franchise fees due to the reduction in video revenues. Selling, general and administrative expenses as a percentage of revenues were 18.0% and 18.3% for the three months ended March 31, 2010 and 2009, respectively.
Corporate expenses rose 0.6%, primarily due to greater legal fees and travel expenses, mostly offset by lower compensation. Corporate expenses as a percentage of revenues were 2.2% and 2.3% for the three months ended March 31, 2010 and 2009, respectively.
Depreciation and amortization increased 1.6%, largely as a result of greater deployment of shorter-lived customer premise equipment, offset in part by an unfavorable comparison to the prior year period in which we experienced write-offs related to ice storms in certain of our service areas.
Adjusted OIBDA
Adjusted OIBDA increased 2.4%, mainly due to growth in HSD and, to a lesser extent, phone revenues, offset in part by lower video revenues and higher service costs and, to a lesser extent, the impact of the WNC Divesture.
Operating Income
Operating income was 2.9% higher, primarily due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, grew 1.4%, primarily due to greater amortization of deferred financing costs.
Loss on Derivatives, Net
As of March 31, 2010, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $2.2 billion, of which $0.7 billion are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $11.7 million and $1.7 million, for the three months ended March 31, 2010 and 2009, respectively.

Gain on Sale of Cable Systems, Net
For the three months ended March 31, 2009, we recognized a gain on sale of cable systems, net, of approximately $13.8 million related to our sale of certain cable systems in Western North Carolina.
Other Expense, Net
Other expense, net, was $1.1 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, other expense, net, consisted of $0.9 million of revolving credit facility commitment fees and $0.2 million of other fees. During the three months ended March 31, 2009, other expense, net, included $1.1 million of deferred financing costs, $1.0 million for revolving credit facility commitment fees and $0.4 million of other fees.
Provision for Income Taxes
Provision for income taxes was $6.2 million and $13.3 million for the three months ended March 31, 2010 and 2009, respectively. These provisions for income taxes for each of the three months ended March 31, 2010 and 2009 resulted from non-cash charges related to our deferred tax positions. See Note 10 to Consolidated Financial Statements.
Net Income
We recognized net income of $8.5 million for the three months ended March 31, 2010, compared to net income of $22.4 million for the prior year period. The decrease in net income largely reflected the $13.8 million gain on the sale of assets in the prior year period and a net change in loss on derivatives, net, of $10.0 million for the three months ended March 31, 2010, offset in part by a $7.1 million reduction in the provision for income taxes for the three months ended March 31, 2010.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing, repurchases of our Class A common stock and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including, as of March 31, 2010, scheduled term loan maturities, during the remainder of 2010 and the years ending December 31, 2011 and 2012, of $53.3 million, $73.0 million and $75.0 million, respectively. As of March 31, 2010, our sources of liquidity included $100.6 million of cash and cash equivalents on hand and $494.5 million of unused and available lines under our $830.3 million revolving credit facilities. On April 23, 2010, we completed new financings that provided for new term loans in the aggregate principal amount of $850 million and amendments to our existing credit facilities, which, among other things, extended the termination date on a portion of, and reduced the total revolving credit commitments of, one of our revolving credit facilities. See “Capital Structure — New Financings” below and Note 14 in our Notes to Consolidated Financial Statements for additional information.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $88.6 million for the three months ended March 31, 2010, primarily due to Adjusted OIBDA of $138.3 million, offset in part by interest expense of $49.6 million. The net change in our operating assets and liabilities was essentially flat, largely as a result of an increase in prepaid expenses and other assets of $4.5 million and an increase in accounts payable, accrued expenses and other current liabilities of $4.0 million, offset by a decrease in accounts receivable, net, of $7.8 million.
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

Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities. Net cash flows used in investing activities were $57.9 million for the three months ended March 31, 2010, as compared to $54.8 million for the prior year period. The $3.1 million increase in capital expenditures largely reflected greater investments in the internal phone platform and, to a much lesser extent, high-speed data delivery system. This was offset in part by reduced outlays for customer premise equipment and network improvements and extensions.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $11.2 million for the three months ended March 31, 2010, principally due to net repayment of debt of $10.0 million.
Net cash flows used in financing activities were $27.4 million for the three months ended March 31, 2009, principally due to net bank financing of $84.0 million under our revolving credit facilities, which, along with cash flows from operating activities, funded the cash portion of the repurchase of our Class A common stock totaling $110.0 million. See Note 12 to our Consolidated Financial Statements.
Free Cash Flow
The following table reconciles cash flows provided by operating activities to Free Cash Flow:

	Three Months Ended
	March 31,
	2010	2009	Change	% Change

Cash provided by operating activities	$88,648	$84,450	$4,198	5.0%
Capital expenditures	(57,850)	(54,778)	(3,072)	5.6%

Free Cash Flow	$30,798	$29,672	$1,126	3.8%

Free Cash Flow rose 3.8% to $30.8 million, primarily driven by the gain in Adjusted OIBDA, largely offset by higher capital expenditures.
Capital Structure
As of March 31, 2010, our outstanding total indebtedness was $3.355 billion, of which approximately 70% was at fixed interest rates or subject to interest rate protection. During the three months ended March 31, 2010, we paid cash interest of $46.5 million, net of capitalized interest.
Bank Credit Facilities
As of March 31, 2010, we had $3.019 billion of aggregate bank credit facilities (the “credit facilities”), of which $2.505 billion was outstanding. The credit agreements governing the credit facilities contain various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of the credit facilities required compliance with a ratio of total senior indebtedness (as defined) to annualized system cash flow (as defined) of no more than 6.0 to 1.0. See Note 7 in our Notes to Consolidated Financial Statements.
As of March 31, 2010, we had revolving credit commitments of $830.3 million, of which $494.5 million was unused and available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of the same date, our revolving credit commitments were scheduled to expire in the amounts of $400.0 million and $430.3 million on September 30, 2011 and December 31, 2012, respectively, and were not subject to scheduled reductions prior to maturity. As of March 31, 2010, $19.5 million of letters of credit were issued under the credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements, which restricted the unused portion of the revolving credit commitments of the credit facilities by such amount.

New Financings
On April 23, 2010, we completed new financings that provided for new term loans under our existing credit facilities in an aggregate principal amount of $850 million. The new term loans mature in October 2017, and beginning on September 30, 2010, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of these new term loans were largely used to repay certain existing term loans and the full balance of outstanding revolving credit loans under our credit facilities. On the same date, we also reduced the total revolving credit commitments under our revolving credit facilities from $830.3 million to $734.5 million, while extending their expiration, in the amount of $225.2 million, to December 31, 2014. As a result of these transactions, we believe our overall liquidity position has strengthened.
As of March 31, 2010, after giving effect to the new financings: (i) our outstanding total indebtedness would have been $3.401 billion; (ii) our aggregate credit facilities would have been $3.286 billion, of which $2.551 billion would have been outstanding; (iii) our cash and cash equivalents would have been $132.1 million; (iv) our scheduled debt maturities during the remainder of 2010 and the years ended December 31, 2011 and 2012 would have been $17.4 million, $26.0 million and $26.0 million, respectively; (v) our aggregate $734.5 million of revolving credit commitments would have had no outstanding balance, with unused lines of $715.0 million, net of $19.5 million of letters of credit, all available to be borrowed and used for general corporate purposes; and (vi) our revolving credit commitments would be scheduled to expire in the amounts of $79.0 million, $430.3 million and $225.2 million on September 30, 2011, December 31, 2012 and December 31, 2014, respectively. Pursuant to the new financings, certain terms and conditions of the credit facilities were amended, including the principal financial covenants of the extended revolving credit facility. See Note 14 in our Notes to Consolidated Financial Statements for further information.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of March 31, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.5 billion of floating rate debt was fixed at a weighted average rate of 3.5%. We also had $0.7 billion of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.2%, of which $0.5 billion and $0.2 billion commence during the years ended December 31, 2010 and 2012, respectively. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facilities as of March 31, 2010 and 2009 were 4.9% and 4.6%, respectively.
Senior Notes
As of March 31, 2010, we had $850.0 million of senior notes outstanding. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facilities. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. As of March 31, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to cash flow (as defined) of 8.5 to 1.0. See Note 7 in our Notes to Consolidated Financial Statements.
Covenant Compliance and Debt Ratings
For all periods through March 31, 2010, we were in compliance with all of the covenants under the credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
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

Contractual Obligations and Commercial Commitments
Other than the items noted above in “Capital Structure — New Financings”, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.
The following table updates our contractual obligations and commercial commitments for debt and interest expense after giving effect to the new financings, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to December 31, 2009 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense (1)	Total
2010	$21,750	$195,694	$217,444
2011-2012	52,000	376,125	428,125
2013-2014	52,000	307,062	359,062
Thereafter	3,280,000	252,632	3,532,632

Total cash obligations	$3,405,750	$1,131,513	$4,537,263

*
Refer to Note 14 of our consolidated financial statements for a discussion of the new financings. The amounts included in the table herein reflect our contractual obligations and commercial commitments as if the new financings had occurred as of December 31, 2009.

(1)
Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding, and scheduled amortization, as of December 31, 2009, as if the new financings had occurred on the same date, and the average interest rates applicable under such debt obligations.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Periodically, we evaluate our estimates, including those related to doubtful accounts, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies requires significant judgments and estimates on the part of management. For a summary of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2009.
Goodwill and Other Intangible Assets
In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have two reporting units for the purpose of applying ASC 350, Mediacom Broadband and Mediacom LLC. We conducted our annual impairment test as of October 1, 2009.

The economic conditions currently affecting the U.S. economy and how that may impact the long-term fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss when we perform our next annual impairment testing during the fourth quarter of 2010.
Because there has not been a meaningful change in the long-term fundamentals of our business during the first three months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of March 31, 2010.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes to the information required under this Item from what was disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
May 7, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications