Form 10-Q
period 2010-06-30
MEDIACOM COMMUNICATIONS CORP
filed 2010-08-06
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, there were 41,150,242 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Communications Corporation as “MCC,” and MCC and its consolidated subsidiaries as “we,” “us” and “our.”

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
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;

•	lower demand for our video, high-speed data and phone services;

•	our ability to successfully introduce new products and services to meet customer demands and preferences;

•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;

•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;

•	changes in assumptions underlying our critical accounting policies;

•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;

•	disruptions or failures of network and information systems upon which our business relies;

•	our reliance on certain intellectual property;

•	our ability to generate sufficient cash flow to meet our debt service obligations;

•	fluctuations in short term interest rates which may cause our interest expense to vary from quarter to quarter;

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

PART I
ITEM 1. FINANCIAL STATEMENTS
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,732	$80,916
Accounts receivable, net of allowance for doubtful accounts of $2,610 and $2,180	89,502	86,337
Prepaid expenses and other current assets	25,007	17,030
Deferred tax assets	22,959	22,616

Total current assets	264,200	206,899

Property, plant and equipment, net of accumulated depreciation of $2,075,336 and $1,965,091	1,481,568	1,478,489
Franchise rights	1,793,715	1,793,715
Goodwill	219,991	219,991
Subscriber lists and other intangible assets, net of accumulated amortization of $153,804 and $152,552	4,220	5,472
Other assets, net of accumulated amortization of $15,018 and $13,961	56,528	50,468
Deferred income taxes — non current	218,753	222,695

Total assets	$4,038,975	$3,977,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses and other current liabilities	$253,785	$268,575
Deferred revenue	57,281	56,996
Current portion of long-term debt	26,000	95,000

Total current liabilities	337,066	420,571
Long-term debt, less current portion	3,371,000	3,270,000
Other non-current liabilities	57,949	22,130

Total liabilities	3,766,015	3,712,701
Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 97,294,830 shares issued and 41,121,974 shares outstanding as of June 30, 2010 and 96,554,912 shares issued and 40,621,955 shares outstanding as of December 31, 2009	411	406
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,017,890	1,013,517
Accumulated deficit	(449,992)	(454,670)
Treasury stock, at cost, 56,172,856 and 55,932,957 shares of Class A common stock	(295,619)	(294,495)

Total stockholders’ equity	272,960	265,028

Total liabilities and stockholders’ equity	$4,038,975	$3,977,729

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$377,008	$364,495	$745,687	$724,933

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	161,704	153,887	319,323	306,695
Selling, general and administrative expenses	69,104	67,280	135,478	133,364
Corporate expenses	8,443	8,326	16,701	16,533
Depreciation and amortization	60,601	57,940	119,901	116,708

Operating income	77,156	77,062	154,284	151,633

Interest expense, net	(51,883)	(51,331)	(101,510)	(100,252)
(Loss) gain on derivatives, net	(29,052)	25,951	(40,760)	24,280
(Loss) gain on sale of cable systems, net	—	(410)	—	13,781
Loss on early extinguishment of debt	(1,234)	—	(1,234)	—
Other expense, net	(1,449)	(2,361)	(2,501)	(4,826)

(Loss) income before income taxes	$(6,462)	$48,911	$8,279	$84,616
Benefit from (provision for) income taxes	2,622	(14,505)	(3,601)	(27,848)

Net (loss) income	$(3,840)	$34,406	$4,678	$56,768

Basic weighted average shares outstanding	68,119	67,435	67,929	74,016
Basic (loss) earnings per share	$(0.06)	$0.51	$0.07	$0.77

Diluted weighted average shares outstanding	68,119	70,857	71,690	77,241
Diluted (loss) earnings per share	$(0.06)	$0.49	$0.07	$0.73
The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$4,678	$56,768
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	119,901	116,708
Loss (gain) on derivatives, net	40,760	(24,280)
Loss on early extinguishment of debt	1,234	—
Gain on sale of cable systems, net	—	(12,148)
Amortization of deferred financing costs	3,130	2,684
Share-based compensation	3,772	3,577
Deferred income taxes	3,601	27,848
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,165)	(5,732)
Prepaid expenses and other assets	(6,377)	(6,916)
Accounts payable and accrued expenses and other current liabilities	(719)	6,578
Deferred revenue	285	1,682
Other non-current liabilities	(295)	577

Net cash flows provided by operating activities	$166,805	$167,346

INVESTING ACTIVITIES:
Capital expenditures	(122,000)	(109,173)

Net cash flows used in investing activities	$(122,000)	$(109,173)

FINANCING ACTIVITIES:
New borrowings	1,323,750	513,875
Repayment of debt	(1,291,750)	(459,875)
Net settlement of restricted stock units	(1,126)	(1,518)
Repurchases of Class A common stock	—	(110,000)
Proceeds from issuance of common stock in employee stock purchase plan	581	548
Financing costs	(16,546)	—
Other financing activities — book overdrafts	(13,898)	460

Net cash flows provided by (used in) financing activities	$1,011	$(56,510)

Net increase in cash and cash equivalents	$45,816	$1,663
CASH AND CASH EQUIVALENTS, beginning of period	80,916	67,111

CASH AND CASH EQUIVALENTS, end of period	$126,732	$68,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$106,343	$102,156

NON-CASH TRANSACTIONS — FINANCING:
Repurchase of Class A common stock exchanged for assets held for sale (Note 12)	$—	$29,284

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, “we,” “our” or “us”) is a holding company, and does not have any operations or hold any assets other than investments in, and advances to, its wholly-owned subsidiaries, Mediacom Broadband LLC (“Mediacom Broadband”) and Mediacom LLC. The various operating subsidiaries of Mediacom Broadband and Mediacom LLC (“Mediacom Broadband Group” and “Mediacom LLC Group,” respectively, and together the “Operating Subsidiaries”) conduct all of our consolidated operations and own substantially all of our consolidated assets. The Operating Subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to Mediacom Broadband or Mediacom LLC.
Basis of Presentation
We have prepared these unaudited consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, such statements include all adjustments, consisting of normal recurring accruals and adjustments, necessary for a fair presentation of our consolidated results of operations and financial position for the interim periods presented. The accounting policies followed during such interim periods reported are in conformity with generally accepted accounting principles in the United States of America and are consistent with those applied during annual periods. For a summary of our accounting policies and other information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2010.
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $9.5 million and $9.4 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $18.9 million for each of the six months ended June 30, 2010 and 2009.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) 820 — Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.
3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at June 30, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.

As of June 30, 2010, our interest rate exchange agreement liabilities, net, were valued at $91.1 million using Level 2 inputs, as follows:

	Fair Value as of June 30, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$91,124	$—	$91,124

Interest rate exchange agreements — liabilities, net	$—	$91,124	$—	$91,124

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $50.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$4,791	$—	$4,791

Liabilities
Interest rate exchange agreements	$—	$55,155	$—	$55,155

Interest rate exchange agreements — liabilities, net	$—	$50,364	$—	$50,364

4. (LOSS) EARNINGS PER SHARE
We calculate earnings or loss per share in accordance with ASC 260 — Earnings per Share (“ASC 260”) by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (“Diluted EPS”) are computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. Diluted EPS exclude the impact of potential shares of common stock related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.
Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. For the three months ended June 30, 2010, we generated a net loss, and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share for such period. Diluted loss per share for the three months ended June 30, 2010 excluded approximately 4.1 million potential shares of common stock related to our share-based compensation plans.
For the three months ended June 30, 2009 and for the six months ended 2010 and 2009, we generated net income. Accordingly, diluted earnings per share for such periods, respectively, included approximately 3.4 million, 3.8 million and 3.2 million potential shares of common stock related to our share-based compensation plans.

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Cable systems, equipment and subscriber devices	$3,364,888	$3,252,864
Vehicles	73,704	75,494
Furniture, fixtures and office equipment	66,881	64,099
Buildings and leasehold improvements	43,796	43,493
Land and land improvements	7,635	7,630

	3,556,904	3,443,580
Accumulated depreciation	(2,075,336)	(1,965,091)

Property, plant and equipment, net	$1,481,568	$1,478,489

6. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Liabilities under interest rate exchange agreements	$40,446	$40,591
Accrued programming costs	39,485	34,917
Accrued taxes and fees	31,800	30,611
Accrued payroll and benefits	30,052	31,451
Accrued interest	25,018	30,310
Accrued property, plant and equipment	23,828	12,188
Accrued service costs	15,703	17,751
Subscriber advance payments	15,529	15,563
Accounts payable	6,612	13,287
Accrued telecommunications	3,721	5,105
Book overdrafts(1)	3,380	17,305
Other accrued expenses	18,211	19,496

Accounts payable, accrued expenses and other current liabilities	$253,785	$268,575

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of cash flows from financing activities in our consolidated statement of cash flows.

7. DEBT
Debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Bank credit facilities	$2,547,000	$2,515,000
8 1/2% senior notes due 2015	500,000	500,000
9⅛% senior notes due 2019	350,000	350,000

	$3,397,000	$3,365,000
Less: Current portion	26,000	95,000

Total long-term debt	$3,371,000	$3,270,000

Bank Credit Facilities
As of June 30, 2010, the Operating Subsidiaries maintained an aggregate $3.281 billion of senior secured credit facilities (the “credit facilities”), of which $2.547 billion was outstanding. The average interest rates on such outstanding debt, including the effect of the interest rate exchange agreements discussed below, was 5.1%, as compared to 5.3% as of the same date last year.
As of June 30, 2010, we had no outstanding balance under our revolving credit commitments of $734.5 million, with $18.5 million of letters of credit issued under the credit facilities to various parties as collateral for our performance relating to insurance and franchise requirements, and $716.0 million of unused lines. Based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes as of June 30, 2010. As of the same date, our revolving credit commitments were scheduled to expire in the amounts of $79.0 million, $430.3 million and $225.2 million on September 30, 2011, December 31, 2012 and December 31, 2014, respectively, and are not subject to scheduled reductions prior to maturity.
The credit agreements for each of the credit facilities contain various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of June 30, 2010, the principal financial covenants of the $1.479 billion credit facility maintained by the Mediacom LLC Group (the “LLC credit facility”) required compliance with a ratio of indebtedness to system cash flow (the “senior leverage ratio”) of no more than 6.0 to 1.0 at any time, and a ratio of operating cash flow to interest expense (the “interest coverage ratio”) of no less than 2.0 to 1.0 at the end of a quarterly period. As of June 30, 2010, the LLC credit facility’s senior leverage ratio and interest coverage ratio were 4.4 to 1.0 and 2.8 to 1.0, respectively. As of June 30, 2010, the principal financial covenant of the $1.802 billion credit facility maintained by the Mediacom Broadband Group (the “Broadband credit facility”) required a senior leverage ratio of no more than 6.0 to 1.0 at any time. As of June 30, 2010, the Broadband credit facility’s senior leverage ratio was 4.1 to 1.0. The terms “indebtedness,” “system cash flow,” “operating cash flow” and “interest expense” are defined in the credit agreements for the LLC credit facility and the Broadband credit facility. The credit facilities are collateralized by all of Mediacom Broadband and Mediacom LLC’s ownership interests in their respective operating subsidiaries, and are guaranteed by them on a limited recourse basis to the extent of such ownership interests.

New Financings
On April 23, 2010, the Mediacom LLC Group entered into an incremental facility agreement that provides for a new term loan under the LLC credit facility in the principal amount of $250.0 million (“Term Loan E”) and borrowed the full amount on the same date. The proceeds from Term Loan E were used to repay the outstanding balance of both Term Loan A and the revolving credit portion of the LLC credit facility, without any reduction in the revolving credit commitments, and to pay related fees and expenses. Following the borrowing of Term Loan E, there were three term loans outstanding under the LLC credit facility (Term Loan C, Term Loan D and Term Loan E).
Borrowings under Term Loan E generally bear interest at a floating rate or rates equal to the Eurodollar Rate or the Base Rate (as such terms are defined in the credit agreement for the LLC credit facility), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans. For the first four years of Term Loan E, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan E matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount. The obligations of the Mediacom LLC Group under Term Loan E are governed by the terms of the credit agreement for the LLC credit facility.
On April 23, 2010, the credit agreement for the LLC credit facility was amended to:
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
In addition, the financial covenants were amended as follows:
•
the maximum senior leverage ratio, which is currently 6.0 to 1.0, will be reduced to 5.5 to 1.0 commencing with the quarter ending December 31, 2011 and 5.0 to 1.0 commencing with the quarter ending December 31, 2012 and thereafter, so long as any revolving credit commitments remain outstanding;

•	the minimum interest coverage ratio will be 2.0 to 1.0 as of the last day of any fiscal quarter ending after April 23, 2010, so long as any revolving credit commitments remain outstanding; and

•	after the termination of all revolving credit commitments, the maximum senior leverage ratio will be increased to 6.0 to 1.0 and the interest coverage ratio covenant will no longer be applicable.
On April 23, 2010, the Mediacom Broadband Group entered into an incremental facility agreement that provides for a new term loan under the Broadband credit facility in the principal amount of $600.0 million (“Term Loan F”), and borrowed the full amount on the same date. The proceeds from Term Loan F were used to repay the outstanding balance of both Term Loan E and the revolving credit portion of the Broadband credit facility, without any reduction in the revolving credit commitments, and to pay related fees and expenses. Following the borrowing of Term Loan F, there were two term loans outstanding under the Broadband credit facility (Term Loan D and Term Loan F).
Borrowings under Term Loan F generally bear interest at a floating rate or rates equal to the Eurodollar Rate or the Base Rate (as such terms are defined in the credit agreement for the Broadband credit facility), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans. For the first four years of Term Loan F, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan F matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount beginning on September 30, 2010. The obligations of the Mediacom Broadband Group under Term Loan F are governed by the terms of the credit agreement for the Broadband credit facility.

On April 23, 2010, the credit agreement for the Broadband credit facility was amended to:
•	increase the permitted amount of incremental facilities by $250 million; and

•	permit additional incremental facility term loans in an aggregate principal amount equal to not more than 50% of any future reductions in the revolving credit commitments.
Senior Notes
As of June 30, 2010, we had an aggregate $850 million of senior notes outstanding, consisting of $500 million of senior notes at Mediacom Broadband and $350 million of senior notes at Mediacom LLC. The indentures governing our senior notes contain various covenants, though they are generally less restrictive than those found in our credit facilities. As of June 30, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to operating cash flow, as defined (the “total leverage ratio”), of 8.5 to 1.0. As of June 30, 2010, the total leverage ratio at each of Mediacom Broadband and Mediacom LLC was 5.9 to 1.0. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and six months ended June 30, 2010 and 2009.
As of June 30, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.5 billion was fixed at a weighted average rate of 3.5%. Our current interest rate swaps are scheduled to expire in the amounts of $300 million, $500 million and $700 million during the years ended December 31, 2010, 2011 and 2012, respectively.
As of June 30, 2010, we had also entered into forward-starting interest rate swaps that will fix rates for: (i) a four-year period at a weighted average rate of 3.1% on $200 million of floating rate debt, which will commence in December 2010; (ii) a two-year period at a weighted average rate of 2.8% on $300 million of floating rate debt, which will commence in December 2010; (iii) a three-year period at a weighted average rate of 3.5% on $200 million of floating rate debt, which will commence in December 2011; (iv) a two and a half-year period at a weighted average rate of 3.9% on $200 million of floating rate debt, which will commence in June 2012; and (v) a two-year period at a weighted average rate of 3.5% on $400 million of floating rate debt, which will commence in December 2012.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of June 30, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $40.4 million and an accumulated long-term liability of $50.7 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $4.8 million, an accumulated current liability of $40.6 million and an accumulated long-term liability of $14.6 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded a net loss on derivatives of $29.1 million and a net gain on derivatives of $26.0 million for the three months ended June 30, 2010 and 2009, respectively, and a net loss on derivatives of $40.8 million and a net gain on derivatives of $24.3 million for the six months ended June 30, 2010 and 2009, respectively.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2010, we were in compliance with all of the covenants under the credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a negative outlook, by Standard and Poor’s. The negative outlook on our corporate credit ratings assigned by Standard and Poor’s was due to the potential implications of the going private transaction proposed by our founder, Chairman and Chief Executive Officer, Rocco B. Commisso. See Note 14. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.

Fair Value
As of June 30, 2010, the fair values of our senior notes and credit facilities are as follows (dollars in thousands):

8 1/2% senior notes due 2015	$485,000
9⅛% senior notes due 2019	341,250

$826,250

Bank credit facilities	$2,381,191

8. STOCKHOLDERS’ EQUITY
Stock Repurchase Plans
During the three and six months ended June 30, 2010, we did not repurchase any shares of our common stock under our common stock repurchase program. As of June 30, 2010, approximately $47.6 million remained available under our Class A common stock repurchase program.
Share-based Compensation
Total share-based compensation expense for the three months ended June 30, 2010 and 2009, was as follows (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$640	$632
Employee stock purchase plan	110	103
Restricted stock units	1,147	1,098

Total share-based compensation expense	$1,897	$1,833

During the three months ended June 30, 2010, there were no restricted stock units and no stock options that had been granted to our employees under our compensation programs. Each of the restricted stock units and stock options in our stock compensation programs are exchangeable and exercisable into a share of our Class A common stock. During the three months ended June 30, 2010, no restricted stock units vested and options to purchase approximately 6,000 shares of Class A common stock were exercised.
Total share-based compensation expense for the six months ended June 30, 2010 and 2009, was as follows (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$1,265	$1,157
Employee stock purchase plan	224	233
Restricted stock units	2,283	2,187

Total share-based compensation expense	$3,772	$3,577

During the six months ended June 30, 2010, there were approximately 823,000 restricted stock units and 786,000 stock options that had been granted to our employees under our compensation programs. The weighted average fair values associated with these grants were $4.55 per restricted stock unit and $4.80 per stock option. During the six months ended June 30, 2010, approximately 606,000 restricted stock units vested and options to purchase approximately 6,000 shares of Class A common stock were exercised.

Employee Stock Purchase Plan
Under our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount on the date of the allocation. Shares purchased by employees under our plan amounted to approximately 128,000 for each of the three and six months ended June 30, 2010 and approximately 160,000 for each of the three and six months ended June 30, 2009. The net proceeds to us were approximately $0.3 million for each of the three months ended June 30, 2010 and 2009. The net proceeds to us were approximately $0.6 million for each of the six months ended June 30, 2010 and 2009.
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
A purported class action in the United States District Court for the Southern District of New York entitled Jim Knight v. Mediacom Communications Corp., in which we were named as the defendant, was filed on March 4, 2010. The complaint asserts that the potential class is comprised of all persons who purchased premium cable services from us and rented a cable box distributed by us. The plaintiff alleges that we improperly “tie” the rental of cable boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act. The plaintiff also alleges a claim for unjust enrichment and seeks injunctive relief and unspecified damages. We were served with the complaint on April 16, 2010 and we have responded. We believe we have substantial defenses to the claims asserted in the complaint, and we intend to defend the action vigorously.
Commencing in June 2010, three shareholder class action lawsuits were filed against Mediacom Communications Corporation and its individual directors all in the Court of Chancery in the State of Delaware. The lawsuits, Colleen Witmer vs. Mediacom Communications Corporation et al., J. Malcolm Gray v. Mediacom Communications Corporation et al. and Haverhill Retirement System v. Mediacom Communications Corporation, relate to the offer by Rocco B. Commisso to acquire all of the outstanding shares of Mediacom common stock not already owned by Mr. Commisso (see Note 14). The three lawsuits have been consolidated for all purposes in the Delaware Chancery Court. The lawsuits allege breach of fiduciary duty and seek injunctive relief to prevent consummation of the proposed transaction or in the alternative, rescission and compensatory damages. We and our directors intend to defend the actions vigorously.
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
A tax benefit of $2.6 million was recorded for the three months ended June 30, 2010. A tax provision of $14.5 million, $3.6 million and $27.8 million was recorded for the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009, respectively. The provision amount for the three and six months ended June 30, 2010 is based on book income and effective tax rate (“ETR”). The ETR for the three and six months ended June 30, 2010 was 41.3% and 42.0%, which included the effect of state taxes (net of federal tax benefit). For the three and six months ended June 30, 2009, the tax provision amount substantially represented the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods, we established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets. During the fourth quarter of 2009, as a result of the assessment of our ability to realize deferred assets, we reversed a substantial portion of our valuation allowance, resulting in a balance in the valuation allowance of $8.2 million as of December 31, 2009. As of June 30, 2010, our valuation allowance remained at approximately $8.2 million. Adjustments to the valuation allowance will be made if there is a change in our assessment of the amount of deferred income tax asset that is realizable.
Other tax matters
We have not recorded a liability for unrecognized tax benefits as of June 30, 2010. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
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
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the six months ended June 30, 2010, no interest and penalties were accrued.

11. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent approximately 2.5% of our total revenues. Mediacom Management is wholly-owned by our Chairman and CEO.
One of our directors is a partner of a law firm that performs various legal services for us. For the six months ended June 30, 2010, approximately $0.7 million was paid to this law firm for services performed.
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
Based upon the $4.92 closing price per share of our Class A common stock on the Completion Date (the “Closing Price”), we recognized a gain on sale of cable systems, net, of approximately $13.8 million for the six months ended June 30, 2009, which included approximately $1.3 million in legal and consulting fees, as well as other customary closing adjustments. For the six months ended June 30, 2009, an amount of $29.3 million was recorded in our consolidated statements of cash flows, under the caption Non-Cash Transactions — Financing, to account for the excess value of the Exchange Shares on the Completion Date over the Exchange Cash Portion. This amount was determined by the number of Exchange Shares adjusted for the Closing Price less the Exchange Cash Portion.
The results of operations for the exchange assets were as follows (in thousands):

Six Months Ended
June 30,
2009

Revenues	$2,722
Pre-tax net income	$863
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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of June 30, 2010.
14. GOING PRIVATE PROPOSAL
On May 31, 2010, our Board of Directors received a non-binding proposal from our founder, Chairman and Chief Executive Officer, Rocco B. Commisso, for a going private transaction. The proposal contemplates the acquisition of all of the Class A and Class B shares of our common stock not already beneficially owned by Mr. Commisso at a price of $6.00 per share in cash.
Our Board of Directors appointed independent directors Thomas V. Reifenheiser and Natale S. Ricciardi to a special committee (the “Special Committee”) empowered to, among other things, consider the proposal. The Special Committee has retained financial and legal advisors to assist in its review of the proposed transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and six months ended June 30, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009.
Overview
We are the nation’s eighth largest cable company based on the number of customers who purchase one or more video services, also known as basic subscribers. We are among the leading cable operators focused on serving the smaller cities in the United States, with a significant customer concentration in the Midwestern and Southeastern regions. We are the largest and second largest cable company in Iowa and Illinois, respectively. Approximately 69% of our basic subscribers are in the top 100 television markets in the United States, commonly referred to as Nielsen Media Research designated market areas (“DMAs”), with more than 55% in DMAs that rank between the 60th and 100th largest.
Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas. As of June 30, 2010, we offered our bundle of video, HSD and phone services to approximately 94% of our estimated 2.80 million homes passed in 22 states. As of the same date, we served approximately 1.22 million basic subscribers, 705,000 digital video customers, 814,000 HSD customers and 317,000 phone customers, aggregating 3.05 million revenue generating units (“RGUs”).
Direct broadcast satellite (“DBS”) companies are our most significant video competitor, and we continue to face increased levels of price competition from these providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies, as well as with national wireless providers and the impact of “wireless substitution,” where certain phone customers have chosen a wireless or cellular phone product as their only phone service. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. The ongoing economic downturn has had many effects on our business, including a reduction in sales activity, lower levels of television advertising and greater instances of customers’ inability to pay for our products and services. Most notably, as a result of continuing weak economic conditions and increasing price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which have led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2010 than in prior years. A continuation or broadening of such effects as a result of the current downturn or increased competition may adversely impact our results of operations, cash flows and financial position.
Recent Developments
New Financings
On April 23, 2010, we completed financing transactions (the “new financings”) that provided for new term loans in the aggregate principal amount of $850 million and amendments to our existing bank credit facilities (the “credit facilities”), which, among other things, extended the termination date on certain of our total revolving credit commitments, and reduced the commitments thereunder. The net proceeds from these new term loans were used to repay certain existing term loans and the full balance of outstanding revolving credit loans under our credit facilities. See “Liquidity and Capital Resources — Capital Structure — New Financings” below and Note 7 in our Notes to Consolidated Financial Statements for more information.
Going Private Proposal
On May 31, 2010, our Board of Directors received a non-binding proposal from our founder, Chairman and Chief Executive Officer, Rocco B. Commisso, for a going private transaction. The proposal contemplates the acquisition of all of the Class A and Class B shares of our common stock not already beneficially owned by Mr. Commisso at a price of $6.00 per share in cash.

Our Board of Directors appointed independent directors Thomas V. Reifenheiser and Natale S. Ricciardi to a special committee (the “Special Committee”) empowered to, among other things, consider the proposal. The Special Committee has retained financial and legal advisors to assist in its review of the proposed transaction.
Revenues, Costs and Expenses
Video revenues primarily represent monthly subscription fees charged to customers for our core cable products and services (including basic and digital cable programming services, wire maintenance, equipment rental and services to commercial establishments), pay-per-view charges, installation, reconnection and late payment fees, franchise fees and other ancillary revenues. HSD revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our HSD products and services and equipment rental fees, as well as fees charged to large-sized businesses for our scalable, fiber-based enterprise network products and services. Phone revenues primarily represent monthly fees charged to customers (including small to medium sized commercial establishments) for our phone service. Advertising revenues represent the sale of advertising placed on our video services.
If we continue to lose video customers as a result of competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. Advertising revenues may continue to stabilize in 2010, given improving economic conditions and upcoming political elections.
Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning, costs related to our enterprise networks business and our network operations center; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Service delivery related costs may also fluctuate with the level of investment we make, and corresponding operational efficiencies achieved by such investments. We anticipate that our service costs will continue to grow, but should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item. In recent years, we have experienced a substantial increase in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow, principally due to the increasing demands of sports programmers, television broadcast station owners for retransmission consent fees, and large programmers for upcoming contract renewals. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will continue to decline, as increases in programming costs outpace any growth in video revenues.
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

Actual Results of Operations
Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
The table below sets forth the consolidated statements of operations and Adjusted OIBDA for the three months ended June 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Revenues	$377,008	$364,495	$12,513	3.4%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	161,704	153,887	7,817	5.1%
Selling, general and administrative expenses	69,104	67,280	1,824	2.7%
Corporate expenses	8,443	8,326	117	1.4%
Depreciation and amortization	60,601	57,940	2,661	4.6%

Operating income	77,156	77,062	94	0.1%

Interest expense, net	(51,883)	(51,331)	(552)	1.1%
(Loss) gain on derivatives, net	(29,052)	25,951	(55,003)	NM
Loss on sale of cable systems, net	—	(410)	410	NM
Loss on early extinguishment of debt	(1,234)	—	(1,234)	NM
Other expense, net	(1,449)	(2,361)	912	(38.6%)

(Loss) income before income taxes	(6,462)	48,911	(55,373)	NM
Benefit from (provision for) income taxes	2,622	(14,505)	17,127	NM

Net (loss) income	$(3,840)	$34,406	$(38,246)	NM

Adjusted OIBDA	$139,654	$136,835	$2,819	2.1%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$139,654	$136,835	$2,819	2.1%
Non-cash, share-based compensation	(1,897)	(1,833)	(64)	3.5%
Depreciation and amortization	(60,601)	(57,940)	(2,661)	4.6%

Operating income	$77,156	$77,062	$94	0.1%

Revenues
The tables below set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the three months ended June 30, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Video	$232,158	$233,622	$(1,464)	(0.6%)
HSD	97,325	88,182	9,143	10.4%
Phone	30,804	28,020	2,784	9.9%
Advertising	16,721	14,671	2,050	14.0%

Total Revenues	$377,008	$364,495	$12,513	3.4%

	June 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	1,216,000	1,282,000	(66,000)	(5.1%)
Digital customers	705,000	658,000	47,000	7.1%
HSD customers	814,000	754,000	60,000	8.0%
Phone customers	317,000	267,000	50,000	18.7%

RGUs (1)	3,052,000	2,961,000	91,000	3.1%

Average total monthly revenue per basic subscriber (2)	$102.59	$94.22	$8.37	8.9%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 3.4%, largely as a result of higher HSD and, to a much lesser extent, phone and advertising revenues, offset in part by lower video revenues. Average total monthly revenue per basic subscriber increased 8.9% to $102.59.
Video revenues declined 0.6%, primarily due to a lower number of basic subscribers, offset in part by video rate increases and continued growth in digital customers and DVR and HDTV services. During the three months ended June 30, 2010, we lost 18,000 basic subscribers and gained 6,000 digital customers, as compared to a loss of 15,000 basic subscribers and an increase of 8,000 digital customers in the prior year period. As of June 30, 2010, we served 1,216,000 basic subscribers, representing a penetration of 43.4% of our estimated homes passed and 705,000 digital customers, representing a penetration of 58.0% of our basic subscribers. As of June 30, 2010, 42.2% of our digital customers were taking our DVR and/or HDTV services, as compared to 36.0% as of the same date last year.
HSD revenues rose 10.4%, principally due to a 8.0% increase in HSD customers. During the three months ended June 30, 2010, we gained 10,000 HSD customers, as compared to an increase of 6,000 in the prior year period. As of June 30, 2010, we served 814,000 HSD customers, representing a penetration of 29.0% of our estimated homes passed.
Phone revenues grew 9.9%, mainly due to a 18.7% increase in phone customers, offset in part by higher levels of discounted pricing. During the three months ended June 30, 2010, we gained 17,000 phone customers, as compared to an increase of 8,000 in the prior year period. As of June 30, 2010, we served 317,000 phone customers, representing a penetration of 12.0% of our estimated marketable phone homes.
Advertising revenues were 14.0% higher, primarily due to increased local advertising sales, largely a result of a rebound in automotive and political advertising.

Costs and Expenses
Service costs rose 5.1%, primarily due to higher programming expenses and, to a much lesser extent, employee operating and phone service costs, offset in part by lower HSD delivery expenses. Programming expenses increased 6.0%, principally due to higher contractual rates charged by our programming vendors, offset in part by a lower number of video customers. Employee operating costs were 8.6% higher, principally due to a lower capitalization of labor and overhead costs resulting from decreased new installation activity. Phone service costs were 9.1% higher, mainly due to unit growth. HSD delivery expenses were 31.2% lower, principally due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 42.9% and 42.2% for the three months ended June 30, 2010 and 2009, respectively.
Selling, general and administrative expenses increased 2.7%, largely as a result of higher marketing, advertising and bad debt expenses, offset in part by lower employee costs. Marketing costs were 5.9% higher, primarily due to a greater use of direct mail and television advertising and contracted telemarketing sales, partly offset by lower direct sales contractor usage. Advertising expenses grew 8.8%, principally due to increased costs related to higher advertising sales activity. Bad debt expense rose 7.7% as a result of an increase in the aging of our accounts receivable, offset in part by a lower number of write-offs. Employee costs fell 6.9%, primarily due to a favorable shift in employee benefit expenses. Selling, general and administrative expenses as a percentage of revenues were 18.3% and 18.5% for the three months ended June 30, 2010 and 2009, respectively.
Corporate expenses rose 1.4%, primarily due to greater legal fees, mostly offset by greater capitalization of labor costs relating to investments in our phone delivery system. Corporate expenses as a percentage of revenues were 2.2% and 2.3% for the three months ended June 30, 2010 and 2009, respectively.
Depreciation and amortization grew 4.6%, principally as a result of a greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA increased 2.1%, mainly due to growth in HSD and, to a lesser extent, phone and advertising revenues, offset in part by higher service costs.
Operating Income
Operating income was essentially flat, as the increase in Adjusted OIBDA was mostly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, grew 1.1%, primarily due to greater amortization of deferred financing costs, offset in part by a lower average cost of debt.
(Loss) Gain on Derivatives, Net
As of June 30, 2010, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $2.8 billion, of which $1.3 billion are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $29.1 million and a net gain on derivatives of $26.0 million, for the three months ended June 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, primarily those that become effective at future dates.
Loss on Sale of Cable Systems, Net
For the three months ended June 30, 2009, we recognized a loss on sale of cable systems, net, of approximately $0.4 million related to our sale of certain cable systems in Western North Carolina.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the three months ended June 30, 2010. This amount represented the write-off of certain deferred financing costs associated with prior financings that were repaid during the period. For more information, see “Liquidity and Capital Resources — Capital Structure — New Financings.”

Other Expense, Net
Other expense, net, was $1.4 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, other expense, net, consisted of $1.0 million of revolving credit facility commitment fees and $0.4 million of other fees. During the three months ended June 30, 2009, other expense, net, included $1.1 million of deferred financing costs, $1.0 million for revolving credit facility commitment fees and $0.3 million of other fees.
Benefit from (Provision for) Income Taxes
Our benefit from income taxes was $2.6 million and our provision for income taxes was $14.5 million for the three months ended June 30, 2010 and 2009, respectively. The benefit (provision) for income taxes for each of the three months ended June 30, 2010 and 2009 resulted from non-cash charges related to our deferred tax positions. See Note 10 to Consolidated Financial Statements.
Net (Loss) Income
We recognized a net loss of $3.8 million for the three months ended June 30, 2010, compared to net income of $34.4 million for the prior year period. The swing from net income in the prior year period to a net loss was principally the result of a $29.1 million loss on derivatives, as compared to a $26.0 million gain on derivatives, offset in part by a $14.5 million provision for income taxes, for the three months ended June 30, 2009.
Actual Results of Operations
Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
The table below sets forth the consolidated statements of operations and Adjusted OIBDA for the six months ended June 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM). The following financial and operating results reflected the February 2009 divesture of certain cable systems in Western North Carolina, which served 25,000 basic subscribers, 10,000 digital customers, 13,000 HSD customers and 3,000 phone customers, aggregating 51,000 RGUs. During the six months ended June 30, 2009, such cable systems recorded revenues of $2.7 million, service costs of $1.3 million, selling, general and administrative expenses of $0.5 million and $0.9 million of operating income. Where the inclusion of such results in the prior year’s data may affect comparisons to 2010 results, the effect of such 2009 results are referred to as the “impact of the WNC Divesture.” For more information, see Note 12 in our Notes to Consolidated Financial Statements.

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Revenues	$745,687	$724,933	$20,754	2.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	319,323	306,695	12,628	4.1%
Selling, general and administrative expenses	135,478	133,364	2,114	1.6%
Corporate expenses	16,701	16,533	168	1.0%
Depreciation and amortization	119,901	116,708	3,193	2.7%

Operating income	154,284	151,633	2,651	1.7%

Interest expense, net	(101,510)	(100,252)	(1,258)	1.3%
(Loss) gain on derivatives, net	(40,760)	24,280	(65,040)	NM
Gain on sale of cable systems, net	—	13,781	(13,781)	NM
Loss on early extinguishment of debt	(1,234)	—	(1,234)	NM
Other expense, net	(2,501)	(4,826)	2,325	(48.2%)

Income before income taxes	8,279	84,616	(76,337)	(90.2%)
Provision for income taxes	(3,601)	(27,848)	24,247	(87.1%)

Net income	$4,678	$56,768	$(52,090)	(91.8%)

Adjusted OIBDA	$277,957	$271,918	$6,039	2.2%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$277,957	$271,918	$6,039	2.2%
Non-cash, share-based compensation	(3,772)	(3,577)	(195)	5.5%
Depreciation and amortization	(119,901)	(116,708)	(3,193)	2.7%

Operating income	$154,284	$151,633	$2,651	1.7%

Revenues
The tables below set forth the revenues, and selected subscriber, customer and average monthly revenue statistics for the six months ended June 30, 2010 and 2009 (dollars in thousands, except per subscriber data):

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Video	$461,130	$467,991	$(6,861)	(1.5%)
HSD	192,645	175,088	17,557	10.0%
Phone	61,066	54,620	6,446	11.8%
Advertising	30,846	27,234	3,612	13.3%

Total Revenues	$745,687	$724,933	$20,754	2.9%

	June 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	1,216,000	1,282,000	(66,000)	(5.1%)
Digital customers	705,000	658,000	47,000	7.1%
HSD customers	814,000	754,000	60,000	8.0%
Phone customers	317,000	267,000	50,000	18.7%

RGUs	3,052,000	2,961,000	91,000	3.1%

Average total monthly revenue per basic subscriber	$101.29	$92.94	$8.35	9.0%
Revenues increased 2.9%, largely as a result of higher HSD and, to a much lesser extent, phone and advertising revenues, offset in part by lower video revenues. Average total monthly revenue per basic subscriber rose 9.0% to $101.29.
Video revenues fell 1.5%, principally due to a lower number of basic subscribers, offset in part by video rate increases and continued growth in digital customers and DVR and HDTV services. During the six months ended June 30, 2010, we lost 22,000 basic subscribers and gained 27,000 digital customers, as compared to a loss of 11,000 basic subscribers and a gain of 25,000 digital customers in the prior year period, excluding the impact of the WNC Divesture.
HSD revenues rose 10.0%, primarily due to a 8.0% increase in HSD customers. During the six months ended June 30, 2010, we gained 36,000 HSD customers, as compared to an increase of 30,000 in the prior year period, excluding the impact of the WNC Divesture.
Phone revenues grew 11.8%, mainly due to a 18.7% increase in phone customers, offset in part by higher levels of discounted pricing. During the six months ended June 30, 2010, we gained 30,000 phone customers, as compared to an increase of 22,000 in the prior year period, excluding the impact of the WNC Divesture.
Advertising revenues were 13.3% higher as a result of increased local and, to a lesser extent, national advertising sales, partly a result of a rebound in automotive and, to a lesser extent, political advertising.

Costs and Expenses
Service costs rose 4.1%, primarily due to higher programming expenses and, to a much lesser extent, field operating and phone service costs, offset in part by lower HSD delivery expenses. Programming expenses increased 5.0%, mostly due to higher contractual rates charged by our programming vendors offset in part by a lower number of video customers. Field operating costs grew 8.9%, largely as a result of higher vehicle fuel and fiber lease costs. Phone service costs rose 9.9%, mainly due to unit growth. HSD delivery expenses fell 36.0%, principally due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 42.8% and 42.3% for the six months ended June 30, 2010 and 2009, respectively.
Selling, general and administrative expenses increased 1.6%, largely as a result of higher marketing, bad debt and advertising expenses, mostly offset by lower employee costs. Marketing costs were 4.3% higher, primarily due to a greater use of direct mail and television advertising and contracted telemarketing sales, partly offset by lower direct sales contractor usage. Advertising expenses grew 5.5%, principally due to increased costs related to higher advertising sales activity. Bad debt expense rose 6.9% as a result of an increase in the aging of our accounts receivable, offset in part by a lower number of written off accounts. Employee costs fell 10.3%, primarily due to a favorable shift in employee benefit expenses. Selling, general and administrative expenses as a percentage of revenues were 18.2% and 18.4% for the six months ended June 30, 2010 and 2009, respectively.
Corporate expenses rose 1.0%, primarily due to greater legal fees, mostly offset by lower employee costs and greater capitalization of labor costs relating to our ongoing migration of our phone delivery system to an in-house platform. Corporate expenses as a percentage of revenues were 2.2% and 2.3% for the six months ended June 30, 2010 and 2009, respectively.
Depreciation and amortization increased 2.7%, largely as a result of greater deployment of shorter-lived customer premise equipment, offset in part by an unfavorable comparison to the prior year period in which we experienced write-offs related to ice storms.
Adjusted OIBDA
Adjusted OIBDA increased 2.2%, mainly due to growth in HSD revenues and, to a lesser extent, phone revenues, offset in part by higher service costs and, to a lesser extent, lower video revenues.
Operating Income
Operating income was 1.7% higher, primarily due to the increase in Adjusted OIBDA, offset in part by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, grew 1.3%, primarily due to greater amortization of deferred financing costs, offset in part by a lower average cost of debt.
(Loss) Gain on Derivatives, Net
As a result of the quarterly mark-to-market valuation of our interest rate swaps, based upon information provided by our counterparties, we recorded a net loss on derivatives of $40.8 million and a net gain on derivatives of $24.3 million, for the six months ended June 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, primarily those that become effective at future dates.
Gain on Sale of Cable Systems, Net
For the six months ended June 30, 2009, we recognized a gain on sale of cable systems, net, of approximately $13.8 million related to our sale of certain cable systems in Western North Carolina.
Other Expense, Net
Other expense, net, was $2.5 million and $4.8 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, other expense, net, consisted of $1.9 million of revolving credit facility commitment fees and $0.6 million of other fees. During the six months ended June 30, 2009, other expense, net, included $2.3 million of revolving credit facility commitment fees, $2.1 million of deferred financing costs and $0.4 million of other fees.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the six months ended June 30, 2010. This amount represented the write-off of certain deferred financing costs associated with prior financings that were repaid during the period. For more information, see “Liquidity and Capital Resources — Capital Structure — New Financings.”
Provision for Income Taxes
Our provision for income taxes was $3.6 million and $27.8 million for the six months ended June 30, 2010 and 2009, respectively. See Note 10 to Consolidated Financial Statements.
Net Income
We recognized net income of $4.7 million for the six months ended June 30, 2010, compared to net income of $56.8 million for the prior year period. The decrease in net income was primarily the result of a $40.8 million loss on derivatives, as compared to a $24.3 million gain on derivatives and a $13.8 million gain on the sale of cable systems, offset in part by a $27.8 million provision for income taxes, for the six months ended June 30, 2009.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing, repurchases of our Class A common stock and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan maturities during the remainder of 2010 of $13.0 million and in each of the years ending December 31, 2011 through 2014 of $26.0 million. As of June 30, 2010, our sources of liquidity included $126.7 million of cash and cash equivalents on hand and $716.0 million of unused and available lines under our revolving credit facilities.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $166.8 million for the six months ended June 30, 2010, primarily due to Adjusted OIBDA of $278.0 million, offset in part by interest expense of $101.5 million and, to a much lesser extent, a $10.3 million net change in operating assets and liabilities. The net change in operating assets and liabilities was principally due to an increase in prepaid expenses and other assets of $6.4 million and an increase in accounts receivable, net, of $3.2 million.
Net cash flows provided by operating activities were $167.3 million for the six months ended June 30, 2009, primarily due to Adjusted OIBDA of $271.9 million, offset in part by interest expense of $100.3 million. The net change in operating assets and liabilities was approximately $3.8 million, largely as a result of an increase in prepaid expenses and other assets of $6.9 million and an increase in accounts receivable, net, of $5.7 million, offset in part by an increase in accounts payable, accrued expenses and other current liabilities of $6.6 million and an increase in deferred revenue of $1.7 million.
Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the entirety of our net cash flows used in investing activities. Net cash flows used in investing activities were $122.0 million for the six months ended June 30, 2010, as compared to $109.2 million for the prior year period. The $12.8 million increase in capital expenditures largely reflected greater investments in the internal phone platform and, to a much lesser extent, high-speed data delivery system, offset in part by reduced outlays for customer premise equipment and network improvements and, to a lesser extent, network extensions.

Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $1.0 million for the six months ended June 30, 2010, primarily due to net new borrowings of $32.0 million (see “New Financings” below), mostly offset by financing costs of $16.5 million and other financing activities, principally book overdrafts, of $13.9 million.
Net cash flows used in financing activities were $56.5 million for the six months ended June 30, 2009, principally due to the cash portion of the repurchase of the Exchange Agreement totaling $110.0 million (see Note 12 to our Consolidated Financial Statements), which was funded by net borrowings of $54.0 million under our revolving credit facilities and cash flows from operating activities.
Free Cash Flow
The following table reconciles cash flows provided by operating activities to Free Cash Flow:

	Six Months Ended
	June 30,
	2010	2009	Change	% Change

Cash provided by operating activities	$166,805	$167,346	$(541)	(0.3%)
Capital expenditures	(122,000)	(109,173)	(12,827)	11.7%

Free Cash Flow	$44,805	$58,173	$(13,368)	(23.0%)

For the six months ended June 30, 2010, Free Cash Flow decreased 23.0%, largely as a result of a $12.8 million increase in capital expenditures and a $6.5 million net change in certain working capital accounts, partly offset by a $6.0 million rise in Adjusted OIBDA.
Capital Structure
As of June 30, 2010, our outstanding total indebtedness was $3.397 billion, of which approximately 69% was at fixed interest rates or subject to interest rate protection. During the six months ended June 30, 2010, we paid cash interest of $106.3 million, net of capitalized interest.
Bank Credit Facilities
As of June 30, 2010, we had $3.281 billion of aggregate bank credit facilities (the “credit facilities”), of which $2.547 billion was outstanding. The credit agreements governing the credit facilities contain various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. See Note 7 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
As of June 30, 2010, we had undrawn revolving credit commitments of $734.5 million, with $18.5 million of letters of credit and $716.0 million of unused lines, all available to be borrowed and used for general corporate purposes, based on the terms and conditions of our debt arrangements. As of the same date, our revolving credit commitments were scheduled to expire in the amounts of $79.0 million, $430.3 million and $225.2 million on September 30, 2011, December 31, 2012 and December 31, 2014, respectively, and are not subject to scheduled reductions prior to maturity.
New Financings
On April 23, 2010, we completed new financings that provided for new term loans under our existing credit facilities in an aggregate principal amount of $850 million. The new term loans mature in October 2017, and beginning on September 30, 2010, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of these new term loans were largely used to repay certain existing term loans and the full balance of outstanding revolving credit loans under our credit facilities. On the same date, we also reduced the total revolving credit commitments under our revolving credit facilities from $830.3 million to $734.5 million, while extending the termination date with respect to $225.2 million of such commitments to December 31, 2014. As a result of these transactions, we believe our overall liquidity position has strengthened. See Note 7 to our Notes to Consolidated Financial Statements for further information on the new financings.

Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of June 30, 2010, we had current interest rate swaps with various banks pursuant to which the interest rate on $1.5 billion of floating rate debt was fixed at a weighted average rate of 3.5%. We also had $1.3 billion of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.3% of which $0.5 billion, $0.2 billion and $0.6 billion commence during the years ended December 31, 2010, 2011 and 2012, respectively. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facilities as of June 30, 2010 and 2009 were 5.1% and 5.3%, respectively.
Senior Notes
As of June 30, 2010, we had $850.0 million of senior notes outstanding. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facilities. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. See Note 7 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
Covenant Compliance and Debt Ratings
For all periods through June 30, 2010, we were in compliance with all of the covenants under the credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
Our future access to the debt markets and the terms and conditions we receive are influenced by our debt ratings. Our corporate credit ratings are B1, with a stable outlook, by Moody’s, and B+, with a negative outlook, by Standard and Poor’s. The negative outlook on our corporate credit ratings by Standard and Poor’s is due to the potential implications of the going private transaction proposed by our founder, Chairman and Chief Executive Officer, Rocco B. Commisso. See Note 14 in our Notes to Consolidated Financial Statements. Any future downgrade to our credit ratings could result in higher interest rates on future debt issuance than we currently experience, or adversely impact our ability to raise additional funds.
Contractual Obligations and Commercial Commitments
Other than the items noted above in “Capital Structure — New Financings”, there have been no material changes to our contractual obligations and commercial commitments as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.
The following table updates our contractual obligations and commercial commitments for debt and interest expense after giving effect to the new financings, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to June 30, 2010 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense (1)	Total
July 1, 2010 to June 30, 2011	$26,000	$193,319	$219,319
July 1, 2011 to June 30, 2013	52,000	373,445	425,445
July 1, 2013 to June 30, 2015	1,378,750	315,197	1,693,947
Thereafter	1,940,250	200,113	2,140,363

Total cash obligations	$3,397,000	$1,082,074	$4,479,074

*
Refer to Note 7 of our consolidated financial statements for a discussion of the new financings. The amounts included in the table herein reflect our contractual obligations and commercial commitments as of June 30, 2010.

(1)
Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding, and scheduled amortization, as of June 30, 2010, and the average interest rates applicable under such debt obligations.

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
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first half of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test is required as of June 30, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment No. 5, dated as of April 23, 2010, to the Amendment and Restatement, dated as of December 16, 2004, of the Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

10.2
Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

10.3
Amendment No. 4, dated as of April 23, 2010, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (2)

10.4	Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (2)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom Broadband LLC and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom LLC and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIACOM COMMUNICATIONS CORPORATION
August 6, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1
Amendment No. 5, dated as of April 23, 2010, to the Amendment and Restatement, dated as of December 16, 2004, of the Credit Agreement, dated as of July 18, 2001, among the operating subsidiaries of Mediacom Broadband LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (1)

10.2
Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom Broadband LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (1)

10.3
Amendment No. 4, dated as of April 23, 2010, to the Credit Agreement, dated as of October 21, 2004, among the operating subsidiaries of Mediacom LLC, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the lenders (2)

10.4	Incremental Facility Agreement, dated as of April 23, 2010, between the operating subsidiaries of Mediacom LLC, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (2)

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom Broadband LLC and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K, dated April 23, 2010, of Mediacom LLC and incorporated herein by reference.