Form 10-Q
period 2010-09-30
MEDIACOM COMMUNICATIONS CORP
filed 2010-11-08
CIK 1098659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2010, there were 41,264,139 shares of Class A common stock and 27,001,944 shares of Class B common stock outstanding.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2010. Any statement contained in a prior periodic report shall be deemed to be modified or superseded for purposes of this Quarterly Report to the extent that a statement contained herein modifies or supersedes such statement. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. Throughout this Quarterly Report, we refer to Mediacom Communications Corporation as “MCC,” and MCC and its consolidated subsidiaries as “we,” “us” and “our.”

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
In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will,” or the negative of those and other comparable words. These forward-looking statements are not guarantees of future performance or results, and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate as a result of various factors, many of which are beyond our control. Factors that may cause such differences to occur include, but are not limited to:
•	increased levels of competition from existing and new competitors;
•	lower demand for our video, high-speed data and phone services;
•	our ability to successfully introduce new products and services to meet customer demands and preferences;
•	changes in laws, regulatory requirements or technology that may cause us to incur additional costs and expenses;
•	greater than anticipated increases in programming costs and delivery expenses related to our products and services;
•	changes in assumptions underlying our critical accounting policies;
•	the ability to secure hardware, software and operational support for the delivery of products and services to our customers;
•	disruptions or failures of network and information systems upon which our business relies;
•	our reliance on certain intellectual property;
•	our ability to generate sufficient cash flow to meet our debt service obligations;
•	our ability to refinance future debt maturities or provide future funding for general corporate purposes and potential strategic transactions, on similar terms as we currently experience; and
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
MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All dollar amounts in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,927	$80,916
Restricted cash and cash equivalents	15,001	—
Accounts receivable, net of allowance for doubtful accounts of $2,965 and $2,180	85,630	86,337
Prepaid expenses and other current assets	26,221	17,030
Deferred tax assets	24,098	22,616

Total current assets	$278,877	$206,899

Property, plant and equipment, net of accumulated depreciation of $2,128,954 and $1,965,091	1,480,598	1,478,489
Franchise rights	1,793,715	1,793,715
Goodwill	219,991	219,991
Subscriber lists and other intangible assets, net of accumulated amortization of $154,434
and $152,552	3,590	5,472
Other assets, net of accumulated amortization of $16,888 and $13,961	54,904	50,468
Deferred income taxes — non current	220,331	222,695

Total assets	$4,052,006	$3,977,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities	$252,830	$268,575
Deferred revenue	56,880	56,996
Current portion of long-term debt	26,000	95,000

Total current liabilities	$335,710	$420,571
Long-term debt, less current portion	3,364,500	3,270,000
Other non-current liabilities	81,059	22,130

Total liabilities	$3,781,269	$3,712,701
Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Class A common stock, $.01 par value; 300,000,000 shares authorized; 97,340,305 shares issued and 41,150,217 shares outstanding as of September 30, 2010 and 96,554,912 shares issued and 40,621,955 shares outstanding as of December 31, 2009	$412	$406
Class B common stock, $.01 par value; 100,000,000 shares authorized; 27,001,944 shares issued and outstanding	270	270

Additional paid-in capital	1,019,787	1,013,517
Accumulated deficit	(453,996)	(454,670)
Treasury stock, at cost, 56,190,088 and 55,932,957 shares of Class A common stock	(295,736)	(294,495)

Total stockholders’ equity	$270,737	$265,028

Total liabilities and stockholders’ equity	$4,052,006	$3,977,729

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$374,352	$363,383	$1,120,039	$1,088,316

Costs and expenses:
Service costs (exclusive of depreciation and amortization)	164,297	156,477	483,620	463,172
Selling, general and administrative expenses	71,267	69,122	206,745	202,487
Corporate expenses	8,509	8,307	25,210	24,840
Depreciation and amortization	59,968	58,528	179,870	175,236

Operating income	70,311	70,949	224,594	222,581

Interest expense, net	(51,413)	(53,020)	(152,923)	(153,272)
(Loss) gain on derivatives, net	(22,885)	(5,236)	(63,645)	19,044
Gain on sale of cable systems, net	—	—	—	13,781
Loss on early extinguishment of debt	—	(5,899)	(1,234)	(5,899)
Other expense, net	(2,736)	(2,289)	(5,236)	(7,115)

(Loss) income before income taxes	$(6,723)	$4,505	$1,556	$89,120
Benefit from (provision for) income taxes	2,719	(14,505)	(882)	(42,352)

Net (loss) income	$(4,004)	$(10,000)	$674	$46,768

Basic weighted average shares outstanding	68,152	67,458	68,004	71,830
Basic (loss) earnings per share	$(0.06)	$(0.15)	$0.01	$0.65

Diluted weighted average shares outstanding	68,152	67,458	71,917	75,074
Diluted (loss) earnings per share	$(0.06)	$(0.15)	$0.01	$0.62
The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$674	$46,768
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	179,870	175,236
Loss (gain) on derivatives, net	63,645	(19,044)
Loss on early extinguishment of debt	1,234	3,707
Gain on sale of cable systems, net	—	(12,147)
Amortization of deferred financing costs	5,000	3,887
Share-based compensation	5,669	5,384
Deferred income taxes	882	42,352
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	707	(5,326)
Prepaid expenses and other assets	(7,891)	(3,855)
Accounts payable, accrued expenses and other current liabitilties	(2,620)	5,998
Deferred revenue	(116)	3,237
Other non-current liabilities	(444)	(443)

Net cash flows provided by operating activities	$246,610	$245,754

INVESTING ACTIVITIES:
Capital expenditures	(180,312)	(167,153)
Investment in restricted cash and cash equivalents (Note 1)	(15,001)	—

Net cash flows used in investing activities	$(195,313)	$(167,153)

FINANCING ACTIVITIES:
New borrowings	1,323,750	1,360,250
Repayment of debt	(1,298,250)	(1,026,250)
Issuance of senior notes	—	350,000
Redemption of senior notes	—	(625,000)
Net settlement of restricted stock units	(1,241)	(1,518)
Repurchases of Class A common stock	—	(110,000)
Proceeds from issuance of common stock in employee stock purchase plan	581	548
Financing costs	(16,546)	(23,896)
Other financing activities — book overdrafts	(12,580)	696

Net cash flows used in financing activities	$(4,286)	$(75,170)

Net change in cash and cash equivalents	$47,011	$3,431
CASH AND CASH EQUIVALENTS, beginning of period	80,916	67,111

CASH AND CASH EQUIVALENTS, end of period	$127,927	$70,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of amounts capitalized	$156,953	$167,040

NON-CASH TRANSACTIONS — FINANCING:
Repurchase of Class A common stock exchanged for assets held for sale (Note 12)	$—	$29,284

The accompanying notes to the unaudited financial statements are an integral part of these statements.

MEDIACOM COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
Organization
Mediacom Communications Corporation (“MCC,” and collectively with its subsidiaries, “we,” “our” or “us”) is a holding company, and does not have any operations or hold any assets other than investments in, and advances to, its wholly-owned subsidiaries, Mediacom Broadband LLC (“Mediacom Broadband”) and Mediacom LLC. The principal operating subsidiaries of Mediacom Broadband and Mediacom LLC (“Mediacom Broadband Group” and “Mediacom LLC Group,” respectively, and together the “Operating Subsidiaries”) conduct all of our consolidated operations and own substantially all of our consolidated assets.
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
Franchise fees imposed by local governmental authorities are collected on a monthly basis from our customers and are periodically remitted to the local governmental authorities. Because franchise fees are our obligation, we present them on a gross basis with a corresponding operating expense. Franchise fees reported on a gross basis amounted to approximately $9.3 million and $9.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $28.3 million and $28.4 million for the nine months ended September 30, 2010 and 2009, respectively.
Restricted cash and cash equivalents
Restricted cash and cash equivalents represent funds pledged to insurance carriers as security under a master pledge and security agreement. Pledged funds are invested in short-term, highly liquid investments. We retain ownership of the pledged funds, and under the terms of the pledge and security agreement, we can withdraw any of the funds, with the restrictions removed from such funds, provided comparable substitute collateral is pledged to the insurance carriers.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) No. 820 — Fair Value Measurements and Disclosures (“ASC 820”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.

3. FAIR VALUE
The tables below set forth our financial assets and liabilities measured at fair value on a recurring basis using a market-based approach at September 30, 2010. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by ASC 820, which prioritizes the inputs used in measuring fair value, as follows:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs that are not corroborated by market data.
As of September 30, 2010, our interest rate exchange agreement liabilities, net, were valued at $114.0 million using Level 2 inputs, as follows:

	Fair Value as of September 30, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$—	$—	$—

Liabilities
Interest rate exchange agreements	$—	$114,010	$—	$114,010

Interest rate exchange agreements — liabilities, net	$—	$114,010	$—	$114,010

As of December 31, 2009, our interest rate exchange agreement liabilities, net, were valued at $50.4 million using Level 2 inputs, as follows:

	Fair Value as of December 31, 2009
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Assets
Interest rate exchange agreements	$—	$4,791	$—	$4,791

Liabilities
Interest rate exchange agreements	$—	$55,155	$—	$55,155

Interest rate exchange agreements — liabilities, net	$—	$50,364	$—	$50,364

4. (LOSS) EARNINGS PER SHARE
We calculate earnings or loss per share in accordance with ASC 260 — Earnings per Share by dividing the net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share (“Diluted EPS”) are computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. Diluted EPS consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. Our potentially dilutive securities include shares of common stock which may be issued upon exercise of our stock options or vesting of restricted stock units. Diluted EPS exclude the impact of potential shares of common stock related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock during the period.

For each of the three months ended September 30, 2010 and 2009, we generated a net loss, and therefore the inclusion of the potential shares of common stock would have been anti-dilutive. Accordingly, diluted loss per share equaled basic loss per share for such period. Diluted loss per share for the three months ended September 30, 2010 and 2009, excluded approximately 4.3 million and 3.3 million potential shares of common stock, respectively, related to our share-based compensation plans.
For the nine months ended September 30, 2010 and 2009, we generated net income. Accordingly, diluted earnings per share for such periods, respectively, included approximately 3.9 million, and 3.2 million potential shares of common stock related to our share-based compensation plans.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Cable systems, equipment and subscriber devices	$3,416,736	$3,252,864
Vehicles	72,304	75,494
Furniture, fixtures and office equipment	68,652	64,099
Buildings and leasehold improvements	44,225	43,493
Land and land improvements	7,635	7,630

	3,609,552	3,443,580
Accumulated depreciation	(2,128,954)	(1,965,091)

Property, plant and equipment, net	$1,480,598	$1,478,489

6. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Liabilities under interest rate exchange agreements	$40,074	$40,591
Accrued programming costs	39,556	34,917
Accrued payroll and benefits	33,093	31,451
Accrued taxes and fees	30,604	30,611
Accrued interest	26,275	30,310
Subscriber advance payments	15,795	15,563
Accrued service costs	14,462	17,751
Accrued property, plant and equipment	13,665	12,188
Accounts payable	12,117	13,287
Book overdrafts(1)	4,698	17,305
Accrued telecommunications	3,052	5,105
Other accrued expenses	19,439	19,496

Accounts payable, accrued expenses and other current liabilities	$252,830	$268,575

(1)
Book overdrafts represent outstanding checks in excess of funds on deposit at our disbursement accounts. We transfer funds from our depository accounts to our disbursement accounts upon daily notification of checks presented for payment. Changes in book overdrafts are reported as part of net cash flows used in financing activities in our Consolidated Statement of Cash Flows.

7. DEBT
Debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Bank credit facilities	$2,540,500	$2,515,000
8 1/2% senior notes due 2015	500,000	500,000
9 1/8% senior notes due 2019	350,000	350,000

	$3,390,500	$3,365,000
Less: Current portion	26,000	95,000

Total long-term debt	$3,364,500	$3,270,000

Bank Credit Facilities
As of September 30, 2010, the Operating Subsidiaries maintained an aggregate $3.275 billion of senior secured credit facilities (the “credit facilities”), of which $2.541 billion was outstanding. The average interest rates on such outstanding debt, including the effect of the interest rate exchange agreements discussed below, was 4.7%, as compared to 4.6% as of the same date last year.
As of September 30, 2010, we had no outstanding balance under our $734.5 million revolving credit facility, with $731.0 million of unused lines after taking into account $3.5 million of letters of credit issued under the credit facilities to various parties as collateral for our performance relating to franchise requirements. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire in the amounts of $79.0 million, $430.3 million and $225.2 million on September 30, 2011, December 31, 2012 and December 31, 2014, respectively, and are not subject to scheduled reductions prior to maturity.
The credit agreements for each of the credit facilities contain various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. As of September 30, 2010, the principal financial covenants of the $1.476 billion credit facility maintained by the Mediacom LLC Group (the “LLC credit facility”) required compliance with a ratio of indebtedness to system cash flow (the “senior leverage ratio”) of no more than 6.0 to 1.0 at any time, and a ratio of operating cash flow to interest expense (the “interest coverage ratio”) of no less than 2.0 to 1.0 at the end of a quarterly period. As of such date, the LLC credit facility’s senior leverage ratio and interest coverage ratio were 4.4 to 1.0 and 2.6 to 1.0, respectively. As of September 30, 2010, the principal financial covenant of the $1.799 billion credit facility maintained by the Mediacom Broadband Group (the “Broadband credit facility”) required a senior leverage ratio of no more than 6.0 to 1.0 at any time. As of such date, the Broadband credit facility’s senior leverage ratio was 4.4 to 1.0. The terms “indebtedness,” “system cash flow,” “operating cash flow” and “interest expense” are defined in the credit agreements for the LLC credit facility and the Broadband credit facility. The credit facilities are collateralized by all of Mediacom Broadband and Mediacom LLC’s ownership interests in their respective operating subsidiaries, and are guaranteed by them on a limited recourse basis to the extent of such ownership interests.
New Financings
On April 23, 2010, the Mediacom LLC Group entered into an incremental facility agreement that provided for a new term loan under the LLC credit facility in the principal amount of $250.0 million (“Term Loan E”) and borrowed the full amount thereunder. The proceeds from Term Loan E were used to repay the outstanding balance of both Term Loan A and the revolving credit portion of the LLC credit facility, without any reduction in the revolving credit commitments, and to pay related fees and expenses. Following the borrowing of Term Loan E, there were three term loans outstanding under the LLC credit facility (Term Loan C, Term Loan D and Term Loan E).
Borrowings under Term Loan E bear interest at a floating rate or rates equal to the Eurodollar Rate or the Base Rate (as such terms are defined in the credit agreement for the LLC credit facility), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans. For the first four years of Term Loan E, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan E matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount. The obligations of the Mediacom LLC Group under Term Loan E are governed by the terms of the credit agreement for the LLC credit facility.

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

•	the minimum interest coverage ratio will be 2.0 to 1.0 as of the last day of any fiscal quarter ending after April 23, 2010, so long as any revolving credit commitments remain outstanding; and
•	after the termination of all revolving credit commitments, the maximum senior leverage ratio will increase to 6.0 to 1.0 and the interest coverage ratio covenant will no longer be applicable.
On April 23, 2010, the Mediacom Broadband Group entered into an incremental facility agreement that provided for a new term loan under the Broadband credit facility in the principal amount of $600.0 million (“Term Loan F”), and borrowed the full amount thereunder. The proceeds from Term Loan F were used to repay the outstanding balance of both Term Loan E and the revolving credit portion of the Broadband credit facility, without any reduction in the revolving credit commitments, and to pay related fees and expenses. Following the borrowing of Term Loan F, there were two term loans outstanding under the Broadband credit facility (Term Loan D and Term Loan F).
Borrowings under Term Loan F bear interest at a floating rate or rates equal to the Eurodollar Rate or the Base Rate (as such terms are defined in the credit agreement for the Broadband credit facility), plus a margin of 3.00% for Eurodollar Rate loans and a margin of 2.00% for Base Rate loans. For the first four years of Term Loan F, the Eurodollar Rate will be subject to a floor of 1.50% and the Base Rate will be subject to a floor of 2.50%. Term Loan F matures on October 23, 2017, and is subject to quarterly reductions of 0.25% of the original principal amount beginning on September 30, 2010. The obligations of the Mediacom Broadband Group under Term Loan F are governed by the terms of the credit agreement for the Broadband credit facility.
On April 23, 2010, the credit agreement for the Broadband credit facility was amended to:
•	increase the permitted amount of incremental facilities by $250.0 million; and
•	permit additional incremental facility term loans in an aggregate principal amount equal to not more than 50% of any future reductions in the revolving credit commitments.

Senior Notes
As of September 30, 2010, we had an aggregate $850.0 million of senior notes outstanding, consisting of $500.0 million of senior notes at Mediacom Broadband and $350.0 million of senior notes at Mediacom LLC. The indentures governing our senior notes contain various covenants, though they are generally less restrictive than those found in our credit facilities. As of September 30, 2010, the principal financial covenant of these senior notes had a limitation on the incurrence of additional indebtedness based upon a maximum ratio of total indebtedness to operating cash flow (the “total leverage ratio”) of 8.5 to 1.0. As of such date, the total leverage ratio at Mediacom Broadband and Mediacom LLC was 6.3 to 1.0 and 6.0 to 1.0, respectively. The terms “total indebtedness” and “operating cash flow” are defined in the indentures governing our senior notes. These covenants also restrict our ability, among other things, to make certain distributions, investments and other restricted payments, sell certain assets, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our interest rate swaps have not been designated as hedges for accounting purposes, and have been accounted for on a mark-to-market basis as of, and for, the three and nine months ended September 30, 2010 and 2009.
As of September 30, 2010, we had interest rate swaps with various banks pursuant to which the interest rate on $1.3 billion of floating rate debt was fixed at a weighted average rate of 3.2%. Our current interest rate swaps are scheduled to expire in the amounts of $100 million, $500 million and $700 million during the years ended December 31, 2010, 2011 and 2012, respectively.
As of September 30, 2010, we had entered into forward-starting interest rate swaps that will fix rates for: (i) a four-year period at a weighted average rate of 3.1% in the amount of $200 million, which will commence in December 2010; (ii) a two-year period at a weighted average rate of 2.8% in the amount of $300 million, which will commence in December 2010; (iii) a three-year period at a weighted average rate of 3.5% in the amount of $200 million, which will commence in December 2011; (iv) a two and a half-year period at a weighted average rate of 3.9% in the amount of $200 million, which will commence in June 2012; and (v) a two-year period at a weighted average rate of 3.5% in the amount of $400 million, which will commence in December 2012.
The fair value of our interest rate swaps is the estimated amount that we would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. As of September 30, 2010, based upon mark-to-market valuation, we recorded on our consolidated balance sheet, an accumulated current liability of $40.1 million and an accumulated long-term liability of $73.9 million. As of December 31, 2009, based upon mark-to-market valuation, we recorded on our consolidated balance sheet a long-term asset of $4.8 million, an accumulated current liability of $40.6 million and an accumulated long-term liability of $14.6 million.
As a result of the mark-to-market valuations on these interest rate swaps, we recorded net losses on derivatives of $22.9 million and $5.2 million for the three months ended September 30, 2010 and 2009, respectively, and a net loss on derivatives of $63.6 million and a net gain on derivatives of $19.0 million for the nine months ended September 30, 2010 and 2009, respectively.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2010, we were in compliance with all of the covenants under the credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency.
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

Fair Value
As of September 30, 2010, the fair values of our senior notes and credit facilities are as follows (dollars in thousands):

Bank credit facilities	$2,463,785

8 1/2% senior notes due 2015	$514,063
9 1/8% senior notes due 2019	363,125

$877,188

8. STOCKHOLDERS’ EQUITY
Stock Repurchase Plans
During the three and nine months ended September 30, 2010, we did not repurchase any shares of our common stock under our common stock repurchase program. As of September 30, 2010, approximately $47.6 million remained available under our Class A common stock repurchase program.
Share-based Compensation
Total share-based compensation expense for the three months ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$644	$598
Employee stock purchase plan	112	112
Restricted stock units	1,142	1,095

Total share-based compensation expense	$1,898	$1,805

During the three months ended September 30, 2010, no restricted stock units or stock options were granted to our employees under our compensation programs. Each of the restricted stock units and stock options in our stock compensation programs are exchangeable and exercisable, respectively, into a share of our Class A common stock. During the three months ended September 30, 2010, approximately 46,000 restricted stock units vested and no stock options were exercised.
Total share-based compensation expense for the nine months ended September 30, 2010 and 2009, was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Share-based compensation expense by type of award:
Employee stock options	$1,908	$1,756
Employee stock purchase plan	336	345
Restricted stock units	3,425	3,283

Total share-based compensation expense	$5,669	$5,384

During the nine months ended September 30, 2010, approximately 823,000 restricted stock units and 786,000 stock options were granted to our employees under our compensation programs. The weighted average fair values associated with these grants were $4.55 per restricted stock unit and $4.80 per stock option. During the nine months ended September 30, 2010, approximately 652,000 restricted stock units vested and options to purchase approximately 6,000 shares of Class A common stock were exercised.

Employee Stock Purchase Plan
Pursuant to our employee stock purchase plan, all employees are allowed to participate in the purchase of shares of our Class A common stock at a 15% discount. Due to the timing of the share purchases under our plan, there were no shares purchased by employees, nor were there any net proceeds received by us, for each of the three months ended September 30, 2010 and 2009. Shares purchased by employees under our plan amounted to approximately 128,000 and 160,000 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The net proceeds to us were approximately $0.6 million for each of the nine months ended September 30, 2010 and 2009.
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
On March 9, 2009, a jury trial commenced solely for the claim of Gary and Janice Ogg, the designated class representatives. On March 18, 2009, the jury rendered a verdict in favor of Gary and Janice Ogg setting compensatory damages of $8,863 and punitive damages of $35,000. The Court did not enter a final judgment on this verdict and therefore the amount of the verdict cannot at this time be judicially collected. Although we believe that the particular circumstances of each class member may result in a different measure of damages for each member, if the same measure of compensatory damages was used for each member, the aggregate compensatory damages would be approximately $16.2 million plus the possibility of an award of attorneys’ fees, prejudgment interest, and punitive damages. Mediacom LLC is vigorously defending against the claims made by the other members of the class, including filing and responding to post trial motions, which include filing a motion to decertify the class and responding to the plaintiffs’ summary judgment motion, and preparing for subsequent trials, and an appeal, if necessary.
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
Commencing in June 2010, three shareholder class action lawsuits were filed against Mediacom Communications Corporation and its individual directors, all in the Court of Chancery in the State of Delaware under the captions, Colleen Witmer v. Mediacom Communications Corporation et al., J. Malcolm Gray v. Mediacom Communications Corporation et al. and Haverhill Retirement System v. Mediacom Communications Corporation et al. The lawsuits, which were consolidated for all purposes in the Delaware Chancery Court, derived from the previously disclosed offer by Rocco B. Commisso to acquire all of the outstanding shares of MCC common stock not already owned by Mr. Commisso, and allege breach of fiduciary duty and aiding and abetting such breaches, and seek injunctive relief or in the alternative, compensatory damages.
We are also involved in various other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, cash flows or business.

10. INCOME TAXES
We have utilized ASC 270 — Interim Reporting to record income taxes on an interim period basis.
ASC 740 — Income Taxes requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative, including our most recent performance, the scheduled reversal of deferred tax liabilities, our forecast of taxable income in future periods and the availability of prudent tax planning strategies. As a result of these assessments in prior periods, we established valuation allowances on a portion of our deferred tax assets due to the uncertainty surrounding the realization of these assets. During the fourth quarter of 2009, as a result of the assessment of our ability to realize deferred assets, we reversed a substantial portion of our valuation allowance, resulting in a balance in the valuation allowance of $8.2 million as of December 31, 2009. As of September 30, 2010, our valuation allowance remained at approximately $8.2 million. Adjustments to the valuation allowance will be made if there is a change in our assessment of the amount of deferred income tax asset that is realizable.
A tax benefit of $2.7 million was recorded for the three months ended September 30, 2010. Tax provisions of $14.5 million, $0.9 million and $42.4 million were recorded for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009, respectively.
The tax benefit (provision) amounts for the three and nine months ended September 30, 2010 were based on book income and the effective tax rate (“ETR”). The ETR for the three and nine months ended September 30, 2010 was 41.8% and 43.4%, which included the effect of state taxes (net of federal tax benefit).
During the three and nine months ended September 30, 2009, we had a significant valuation allowance against our deferred tax assets, as described above. For the three and nine months ended September 30, 2009, the respective tax provision amounts substantially represented the increase in the deferred tax liabilities related to the basis differences of our indefinite-lived intangible assets.
Other tax matters
We have not recorded a liability for unrecognized tax benefits as of September 30, 2010. We do not think it is reasonably possible that the total amount of unrealized tax benefits will significantly change in the next twelve months.
We file U.S. federal consolidated income tax returns and income tax returns in various state and local jurisdictions. Our 2007, 2008 and 2009 U.S. federal tax years and various state and local tax years from 2005 through 2008 remain subject to income tax examinations by tax authorities. In addition, tax returns for years prior to 2006 may be subject to examination to the extent net operating losses have been carried forward from those years and remain available to offset taxable income in the future.
We classify interest and penalties associated with uncertain tax positions as a component of income tax expense. During the nine months ended September 30, 2010, no interest and penalties were accrued.
11. RELATED PARTY TRANSACTIONS
Mediacom Management Corporation (“Mediacom Management”), a Delaware corporation, holds a 1.0% direct ownership interest in Mediacom California LLC, which in turn holds a 1.0% interest in Mediacom Arizona LLC. Revenues from these entities represent approximately 2.5% of our total revenues. Mediacom Management is wholly-owned by our Chairman and CEO.
One of our directors is a partner of a law firm that performs various legal services for us. For the nine months ended September 30, 2010, approximately $0.8 million was paid to this law firm for services performed.

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
The Exchange Cash Portion was funded with cash on hand and borrowings made under the revolving commitments of our credit facilities. Both Morris Communications and Shivers are controlled by William S. Morris III, who at the time was a member of our Board of Directors.
Based upon the $4.92 closing price per share of our Class A common stock on the Completion Date (the “Closing Price”), we recognized a gain on sale of cable systems, net, of approximately $13.8 million for the nine months ended September 30, 2009, which reflected approximately $1.3 million in legal and consulting fees, as well as other customary closing adjustments. For the nine months ended September 30, 2009, an amount of $29.3 million was recorded in our Consolidated Statements of Cash Flows, under the caption Non-Cash Transactions — Financing, to account for the excess value of the Exchange Shares on the Completion Date over the Exchange Cash Portion. This amount was determined by calculating the value of the Exchange Shares using the Closing Price, less the Exchange Cash Portion.
The results of operations for the exchange assets were as follows (in thousands):

Nine Months Ended
September 30,
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

Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have two reporting units for the purpose of applying ASC 350, Mediacom Broadband and Mediacom LLC. Our most recently completed annual impairment test was conducted as of October 1, 2009, and we will be conducting our next annual impairment test as of October 1, 2010.
The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.
Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the three and nine months ended September 30, 2010 and 2009, and with our annual report on Form 10-K for the year ended December 31, 2009.
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
Through our interactive broadband network, we provide our customers with a wide variety of advanced products and services, including video services, such as video-on-demand, high-definition television (“HDTV”) and digital video recorders (“DVRs”), high-speed data (“HSD”) and phone service. We offer the triple-play bundle of video, HSD and phone over a single communications platform, a significant advantage over most competitors in our service areas. As of September 30, 2010, we offered our bundle of video, HSD and phone services to approximately 94% of our estimated 2.81 million homes passed in 22 states. As of the same date, we served approximately 1.20 million basic subscribers, 717,000 digital video customers, 827,000 HSD customers and 324,000 phone customers, aggregating 3.07 million revenue generating units (“RGUs”).
Our basic and digital video services compete principally with direct broadcast satellite (“DBS”) companies, and we continue to face significant levels of price competition from these providers, who offer video programming substantially similar to ours. We compete with these providers by offering our triple-play bundle and interactive video services that are unavailable to DBS customers due to the limited two-way interactivity of DBS service. Our HSD service competes primarily with digital subscriber line (“DSL”) services offered by local telephone companies; based upon the speeds we offer, we believe our HSD product is superior to comparable DSL offerings in our service areas. Our phone service mainly competes with substantially comparable phone services offered by local telephone companies and with cellular phone services offered by national wireless providers. We believe our customers prefer the cost savings of the bundled products and services we offer, as well as the convenience of having a single provider contact for ordering, provisioning, billing and customer care.
Our ability to continue to grow our customer base and revenues is dependent on a number of factors, including the competition we face and general economic conditions. As a result of continuing weak economic conditions and significant price competition from DBS providers, we have seen lower demand for our video, HSD and phone services, which has led to a reduction in basic subscribers and slower growth rates of digital, HSD and phone customers. Consequently, we believe we will experience lower revenue growth for the full year 2010 than in prior years. A continuation or broadening of such effects may adversely impact our results of operations, cash flows and financial position.
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
If we continue to lose video customers as a result of competition and weak economic conditions, our video revenues could continue to decline for the foreseeable future. However, we believe this will be mostly offset through increased gains in penetration of our advanced video services as well as rate increases. We expect further growth in HSD and phone revenues, as we believe we will continue to expand our penetration of our HSD and phone services. However, future growth in HSD and phone customers may be adversely affected by intensifying competition, weakened economic conditions and, specific to phone, wireless substitution. We expect advertising revenues to continue to stabilize during the remainder of 2010, given improving economic conditions and the impact of political elections.
Service costs consist primarily of video programming costs and other direct costs related to providing and maintaining services to our customers. Significant service costs include: programming expenses; wages and salaries of technical personnel who maintain our cable network, perform customer installation activities and provide customer support; HSD costs, including costs of bandwidth connectivity and customer provisioning and costs related to our enterprise networks business and our network operations center; phone service costs, including delivery and other expenses; and field operating costs, including outside contractors, vehicle, utilities and pole rental expenses. These costs generally rise because of customer growth, contractual increases in video programming rates and inflationary cost increases for personnel, outside vendors and other expenses. Costs relating to personnel and their support may increase as the percentage of our expenses that we can capitalize declines due to lower levels of new service installations. Service delivery related costs may also fluctuate with the level of investment we make, and corresponding operational efficiencies achieved by such investments. We anticipate that our service costs will continue to grow, but should remain fairly consistent as a percentage of our revenues, with the exception of programming costs, which we discuss below.
Video programming expenses, which are generally paid on a per subscriber basis, have historically been our largest single expense item, and in recent years we have experienced substantial increases in the cost of our programming, particularly sports and local broadcast programming, well in excess of the inflation rate or the change in the consumer price index. We believe that these expenses will continue to grow due to the increasing demands of sports and other large programmers for contract renewals and television broadcast station owners for retransmission consent fees, including certain large programmers who also own major market television broadcast stations. While such growth in programming expenses can be partially offset by rate increases, it is expected that our video gross margins will continue to decline, as increases in programming costs outpace any growth in video revenues.
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

Actual Results of Operations
Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
The table below sets forth our consolidated statements of operations and Adjusted OIBDA for the three months ended September 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM).

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Revenues	$374,352	$363,383	$10,969	3.0%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	164,297	156,477	7,820	5.0%
Selling, general and administrative expenses	71,267	69,122	2,145	3.1%
Corporate expenses	8,509	8,307	202	2.4%
Depreciation and amortization	59,968	58,528	1,440	2.5%

Operating income	70,311	70,949	(638)	(0.9%)

Interest expense, net	(51,413)	(53,020)	1,607	(3.0%)
Loss on derivatives, net	(22,885)	(5,236)	(17,649)	NM
Loss on early extinguishment of debt	—	(5,899)	5,899	NM
Other expense, net	(2,736)	(2,289)	(447)	19.5%

(Loss) income before income taxes	(6,723)	4,505	(11,228)	NM
Benefit from (provision for) income taxes	2,719	(14,505)	17,224	NM

Net loss	$(4,004)	$(10,000)	$5,996	(60.0%)

Adjusted OIBDA	$132,177	$131,282	$895	0.7%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands).

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Adjusted OIBDA	$132,177	$131,282	$895	0.7%
Non-cash, share-based compensation	(1,898)	(1,805)	(93)	5.2%
Depreciation and amortization	(59,968)	(58,528)	(1,440)	2.5%

Operating income	$70,311	$70,949	$(638)	(0.9%)

Revenues
The tables below set forth our revenues, and selected subscriber, customer and average monthly revenue statistics as of, and for, the three months ended September 30, 2010 and 2009 (dollars in thousands, except per subscriber data).

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Video	$228,865	$231,407	$(2,542)	(1.1%)
HSD	97,954	89,252	8,702	9.7%
Phone	30,797	28,641	2,156	7.5%
Advertising	16,736	14,083	2,653	18.8%

Total Revenues	$374,352	$363,383	$10,969	3.0%

	September 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	1,203,000	1,263,000	(60,000)	(4.8%)
Digital customers	717,000	665,000	52,000	7.8%
HSD customers	827,000	765,000	62,000	8.1%
Phone customers	324,000	274,000	50,000	18.2%

RGUs (1)	3,071,000	2,967,000	104,000	3.5%

Average total monthly revenue per basic subscriber (2)	$103.17	$95.19	$7.98	8.4%

(1)	RGUs represent the total of basic subscribers and digital, HSD and phone customers.

(2)	Represents total average monthly revenues for the quarter divided by total average basic subscribers for such period.
Revenues increased 3.0%, primarily due to higher HSD and, to a much lesser extent, advertising and phone revenues, offset in part by lower video revenues. Average total monthly revenue per basic subscriber grew 8.4% to $103.17.
Video revenues declined 1.1%, largely as a result of a lower number of basic subscribers, mostly offset by basic video rate increases and higher revenues from our digital, DVR and HDTV services. During the three months ended September 30, 2010, we lost 13,000 basic subscribers and gained 12,000 digital customers, as compared to a loss of 19,000 basic subscribers and an increase of 7,000 digital customers in the prior year period. As of September 30, 2010, we served 1,203,000 basic subscribers, representing a penetration of 42.8% of our estimated homes passed, and 717,000 digital customers, representing a penetration of 59.6% of our basic subscribers. As of September 30, 2010, 43.7% of our digital customers were taking our DVR and/or HDTV services, as compared to 37.1% as of the same date last year.
HSD revenues grew 9.7%, principally due to an 8.1% increase in HSD customers and, to a much lesser extent, greater revenues from our enterprise networks business. During the three months ended September 30, 2010, we gained 13,000 HSD customers, as compared to an increase of 11,000 in the prior year period. As of September 30, 2010, we served 827,000 HSD customers, representing a penetration of 29.4% of our estimated homes passed.
Phone revenues were 7.5% higher, mainly due to an 18.2% increase in phone customers, offset in part by higher levels of discounted pricing. During each of the three months ended September 30, 2010 and 2009, we gained 7,000 phone customers. As of September 30, 2010, we served 324,000 phone customers, representing a penetration of 12.2% of our estimated marketable phone homes.
Advertising revenues rose 18.8%, primarily due to increased national and local sales, with significant contributions from the political and automotive categories.

Costs and Expenses
Service costs grew 5.0%, primarily due to higher programming expenses and, to a much lesser extent, phone service, employee and field operating expenses, offset in part by lower HSD delivery expenses. Programming expenses rose 5.3%, principally due to higher contractual rates charged by our programming vendors, offset in part by a lower number of video customers. Phone service costs were 12.2% higher, mainly due to unit growth. Employee costs increased 5.8%, principally due to greater staffing in warehouse, field audit and headend facilities. Field operating expenses rose 7.3%, largely due to lower capitalization of overhead costs resulting from reduced levels of customer activity, a greater use of outside contractors and higher electricity and vehicle fuel costs, offset in part by lower pole rental expenses. HSD delivery expenses fell 30.0%, principally due to cost savings provided by the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 43.9% and 43.1% for the three months ended September 30, 2010 and 2009, respectively.
Selling, general and administrative expenses increased 3.1%, primarily due to higher marketing, bad debt and office expenses. Marketing costs rose 7.3%, largely as a result of a greater use of broadcast and print advertising and higher employee costs, offset in part by lower postage costs and a reduction in third party direct sales. Bad debt expense grew 10.0%, primarily due to increased collection costs and higher average balances of uncollectable accounts. Office costs increased 12.2%, mainly due to greater building rent and equipment lease expenses. Selling, general and administrative expenses as a percentage of revenues were and 19.0% for each of the three months ended September 30, 2010 and 2009.
Corporate expenses rose 2.4%, mainly due to greater legal and other fees, mostly offset by greater capitalization of labor costs relating to the ongoing migration of our phone delivery system to an in-house platform, and lower employee costs. Corporate expenses as a percentage of revenues were 2.3% for each of the three months ended September 30, 2010 and 2009.
Depreciation and amortization was 2.5% higher, principally as a result of a greater deployment of shorter-lived customer premise equipment.
Adjusted OIBDA
Adjusted OIBDA grew 0.7%, as the increase in revenues was mostly offset by higher service costs and selling, general and administrative expenses.
Operating Income
Operating income declined 0.9%, as higher depreciation and amortization was mostly offset by the growth in Adjusted OIBDA.
Interest Expense, Net
Interest expense, net, decreased 3.0%, principally due to a lower average cost of debt.
Loss on Derivatives, Net
As of September 30, 2010, we had interest rate exchange agreements, or interest rate swaps, with an aggregate notional amount of $2.6 billion, of which $1.3 billion are forward-starting interest rate swaps. These swaps have not been designated as hedges for accounting purposes. The changes in their mark-to-market values are derived primarily from changes in market interest rates and the decrease in their time to maturity. As a result of the quarterly mark-to-market valuation of these interest rate swaps based upon information provided by our counterparties, we recorded a net loss on derivatives of $22.9 million and $5.2 for the three months ended September 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, mainly those that become effective at future dates.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $5.9 million for the three months ended September 30, 2009. This amount included the write-off of deferred financing costs associated with the redemption of certain of our senior notes and, to a lesser extent, fees related to such redemption.

Other Expense, Net
Other expense, net, was $2.7 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, other expense, net, consisted of $1.4 million of legal fees, $1.1 million of revolving credit facility commitment fees and $0.2 million of other fees. During the three months ended September 30, 2009, other expense, net, consisted of $1.3 million of commitment fees, $0.9 million of deferred financing costs and $0.1 million of other fees.
Benefit from (Provision for) Income Taxes
Our benefit from income taxes was $2.7 million and our provision for income taxes was $14.5 million for the three months ended September 30, 2010 and 2009, respectively. See Note 10 in our Notes to Consolidated Financial Statements.
Net Loss
As a result of the factors described above, we recognized net losses of $4.0 million and $10.0 million for the three months ended September 30, 2010 and 2009, respectively.
Actual Results of Operations
Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
The table below sets forth our consolidated statements of operations and Adjusted OIBDA for the nine months ended September 30, 2010 and 2009 (dollars in thousands and percentage changes that are not meaningful are marked NM). The following financial and operating results reflect the February 2009 divesture of certain of our cable systems in Western North Carolina, which served 25,000 basic subscribers, 10,000 digital customers, 13,000 HSD customers and 3,000 phone customers, aggregating 51,000 RGUs. During the nine months ended September 30, 2009, such cable systems recorded revenues of $2.7 million, service costs of $1.3 million, selling, general and administrative expenses of $0.5 million and $0.9 million of operating income. Where the inclusion of such results in the prior year’s data may affect comparisons to 2010 results, the effect of such 2009 results are referred to as the “impact of the WNC Divesture.” For more information, see Note 12 in our Notes to Consolidated Financial Statements.

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Revenues	$1,120,039	$1,088,316	$31,723	2.9%
Costs and expenses:
Service costs (exclusive of depreciation and amortization)	483,620	463,172	20,448	4.4%
Selling, general and administrative expenses	206,745	202,487	4,258	2.1%
Corporate expenses	25,210	24,840	370	1.5%
Depreciation and amortization	179,870	175,236	4,634	2.6%

Operating income	224,594	222,581	2,013	0.9%

Interest expense, net	(152,923)	(153,272)	349	(0.2%)
(Loss) gain on derivatives, net	(63,645)	19,044	(82,689)	NM
Gain on sale of cable systems, net	—	13,781	(13,781)	NM
Loss on early extinguishment of debt	(1,234)	(5,899)	4,665	NM
Other expense, net	(5,236)	(7,115)	1,879	(26.4%)

Income before income taxes	1,556	89,120	(87,564)	NM
Provision for income taxes	(882)	(42,352)	41,470	NM

Net income	$674	$46,768	$(46,094)	NM

Adjusted OIBDA	$410,133	$403,201	$6,932	1.7%

The table below represents a reconciliation of Adjusted OIBDA to operating income, which is the most directly comparable GAAP measure (dollars in thousands).

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Adjusted OIBDA	$410,133	$403,201	$6,932	1.7%
Non-cash, share-based compensation	(5,669)	(5,384)	(285)	5.3%
Depreciation and amortization	(179,870)	(175,236)	(4,634)	2.6%

Operating income	$224,594	$222,581	$2,013	0.9%

Revenues
The tables below set forth our revenues, and selected subscriber, customer and average monthly revenue statistics as of, and for, the nine months ended September 30, 2010 and 2009 (dollars in thousands, except per subscriber data).

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Video	$689,995	$699,398	$(9,403)	(1.3%)
HSD	290,599	264,339	26,260	9.9%
Phone	91,864	83,260	8,604	10.3%
Advertising	47,581	41,319	6,262	15.2%

Total Revenues	$1,120,039	$1,088,316	$31,723	2.9%

	September 30,		Increase/
	2010	2009	(Decrease)	% Change
Basic subscribers	1,203,000	1,263,000	(60,000)	(4.8%)
Digital customers	717,000	665,000	52,000	7.8%
HSD customers	827,000	765,000	62,000	8.1%
Phone customers	324,000	274,000	50,000	18.2%

RGUs	3,071,000	2,967,000	104,000	3.5%

Average total monthly revenue per basic subscriber	$101.97	$93.70	$8.27	8.8%
Revenues increased 2.9%, primarily due to higher HSD and, to a much lesser extent, phone and advertising revenues, offset in part by lower video revenues. Average total monthly revenue per basic subscriber rose 8.8% to $101.97.
Video revenues declined 1.3%, largely as a result of a lower number of basic subscribers, mostly offset by basic video rate increases and higher revenues from our digital, DVR and HDTV services. During the nine months ended September 30, 2010, we lost 35,000 basic subscribers and gained 39,000 digital customers, as compared to a loss of 30,000 basic subscribers and a gain of 32,000 digital customers in the prior year period, excluding the impact of the WNC Divesture.
HSD revenues grew 9.9%, principally due to the increase in HSD customers. During the nine months ended September 30, 2010, we gained 49,000 HSD customers, as compared to an increase of 41,000 in the prior year period, excluding the impact of the WNC Divesture.
Phone revenues were 10.3% higher, mainly due to the increase in phone customers, offset in part by higher levels of discounted pricing. During the nine months ended September 30, 2010, we gained 37,000 phone customers, as compared to an increase of 29,000 in the prior year period, excluding the impact of the WNC Divesture.

Advertising revenues rose 15.2%, primarily due to increased local and, to a lesser extent, national sales, with significant contributions from the automotive and political categories.
Costs and Expenses
Service costs grew 4.4%, primarily due to higher programming expenses and, to a much lesser extent, field operating, phone service and employee operating costs, offset in part by lower HSD delivery expenses. Programming expenses increased 5.1%, principally due to higher contractual rates charged by our programming vendors, offset in part by a lower number of video customers. Field operating costs grew 8.3%, largely as a result of higher vehicle fuel expenses, a greater use of outside contractors and increased fiber lease costs. Phone service costs rose 10.7%, mainly due to unit growth. Employee operating expenses increased 4.2%, principally due to greater staffing in warehouse, field audit and headend facilities. HSD delivery expenses fell 34.0%, principally due to the transition to an internally managed e-mail system for our customers. Service costs as a percentage of revenues were 43.2% and 42.6% for the nine months ended September 30, 2010 and 2009, respectively.
Selling, general and administrative expenses were 2.1% higher, mainly due to higher marketing, bad debt, advertising and office expenses, offset by lower employee costs. Marketing costs rose 5.3%, primarily due to a greater use of print and broadcast advertising, offset in part by a decline in third party direct sales and lower postage costs. Bad debt expense rose 8.2%, largely as a result of an increase in the aging of our accounts receivable and greater collection costs. Advertising expenses grew 6.2%, principally due to higher costs related to greater advertising sales activity. Office costs increased 6.2%, mainly due to greater equipment rental, building rent and equipment maintenance expenses. Employee costs declined 3.3%, primarily due to a favorable shift in employee benefit expenses. Selling, general and administrative expenses as a percentage of revenues were 18.5% and 18.6% for the nine months ended September 30, 2010 and 2009, respectively.
Corporate expenses increased 1.5%, mainly due to greater legal and other fees, mostly offset by greater capitalization of labor costs relating to our ongoing migration of our phone delivery system to an in-house platform, and lower employee costs. Corporate expenses as a percentage of revenues were 2.3% for each of the nine months ended September 30, 2010 and 2009.
Depreciation and amortization was 2.6% higher, largely as a result of greater deployment of shorter-lived customer premise equipment, offset in part by an unfavorable comparison to the prior year period in which we experienced write-offs related to ice storms.
Adjusted OIBDA
Adjusted OIBDA grew 1.7%, as the increase in revenues was offset in part by higher service costs and, to a much lesser extent, selling, general and administrative expenses.
Operating Income
Operating income rose 0.9%, as the growth in Adjusted OIBDA was mostly offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, was essentially flat, as a lower average cost of debt was mostly offset by greater amortization of deferred financing costs.
(Loss) Gain on Derivatives, Net
We recorded a net loss on derivatives of $63.6 million and a net gain on derivatives of $19.0 million for the nine months ended September 30, 2010 and 2009, respectively. Our net loss on derivatives was due to lower expectations of future market interest rates, leading to a decline in the valuation of our interest rate swaps, mainly those that become effective at future dates.
Gain on Sale of Cable Systems, Net
For the nine months ended September 30, 2009, we recognized a gain on sale of cable systems, net, of approximately $13.8 million related to our sale of certain cable systems in Western North Carolina.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt totaled $1.2 million for the nine months ended September 30, 2010, representing the write-off of certain deferred financing costs associated with prior financings that were repaid during the period. For more information, see “Liquidity and Capital Resources — Capital Structure — New Financings.” Loss on early extinguishment of debt totaled $5.9 million for the nine months ended September 30, 2009. This amount included the write-off of deferred financing costs associated with the redemption of certain of our senior notes and, to a lesser extent, fees related to such redemption.
Other Expense, Net
Other expense, net, was $5.2 million and $7.1 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, other expense, net, consisted of $3.1 million of revolving credit facility commitment fees, $1.6 million of legal fees and $0.5 million of other fees. During the nine months ended September 30, 2009, other expense, net, consisted of $3.4 million of commitment fees, $3.0 million of deferred financing costs and $0.7 million of other fees.
Provision for Income Taxes
Our provision for income taxes was $0.9 million and $42.4 million for the nine months ended September 30, 2010 and 2009, respectively. The provision for income taxes for each of the nine months ended September 30, 2010 and 2009 resulted from non-cash charges related to our deferred tax positions. See Note 10 in our Notes to Consolidated Financial Statements.
Net Income
As a result of the factors described above, we recognized net income of $0.7 million and $46.8 million for the nine months ended September 30, 2010 and 2009, respectively.
Liquidity and Capital Resources
Overview
Our net cash flows provided by operating and financing activities are used primarily to fund network investments to accommodate customer growth and the further deployment of our advanced products and services, as well as scheduled repayments of our external financing, repurchases of our Class A common stock and other investments. We expect that cash generated by us or available to us will meet our anticipated capital and liquidity needs for the foreseeable future, including scheduled term loan maturities during the remainder of 2010 of $6.5 million and in each of the years ending December 31, 2011 through December 31, 2014 of $26.0 million. As of September 30, 2010, our sources of liquidity included $127.9 million of cash and cash equivalents on hand and $731.0 million of unused and available lines under our revolving credit facilities.
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
Net Cash Flows Provided by Operating Activities
Net cash flows provided by operating activities were $246.6 million for the nine months ended September 30, 2010, primarily due to Adjusted OIBDA of $410.1 million, offset in part by interest expense of $152.9 million and, to a much lesser extent, a $10.4 million net change in operating assets and liabilities. The net change in operating assets and liabilities was principally due to an increase in prepaid expenses and other assets of $7.9 million and a decrease in accounts payable, accrued expenses and other current liabilities of $2.6 million.
Net cash flows provided by operating activities were $245.8 million for the nine months ended September 30, 2009, primarily due to Adjusted OIBDA of $403.2 million, offset in part by interest expense of $153.3 million. The net change in our operating assets and liabilities was essentially flat, largely as a result of an increase in accounts payable, accrued expenses and other current liabilities of $6.0 million and an increase in deferred revenue of $3.2 million were mostly offset by an increase in accounts receivable, net, of $5.3 million and an increase in prepaid expenses and other assets of $3.9 million.

Net Cash Flows Used in Investing Activities
Capital expenditures continue to be our primary use of capital resources and the majority of our net cash flows used in investing activities. Net cash flows used in investing activities were $195.3 million for the nine months ended September 30, 2010, as compared to $167.2 million for the prior year period. The $28.1 million increase in net cash flows used in investing activities was due to a $15.0 million investment in restricted cash and cash equivalents and $13.1 million of greater capital spending. The increase in capital spending largely reflects greater investments in our internal phone platform and, to a much lesser extent, high-speed data delivery system, offset in part by reduced outlays for network improvements and, to a lesser extent, customer premise equipment.
Net Cash Flows Used in Financing Activities
Net cash flows used in financing activities were $4.3 million for the nine months ended September 30, 2010, primarily due to financing costs of $16.5 million and other financing activities, principally the reduction of book overdrafts, of $12.6 million, mostly offset by net borrowings of $25.5 million under our bank credit facilities (see “New Financings” below).
Net cash flows used in financing activities were $75.2 million for the nine months ended September 30, 2009, principally due to the redemption of $625.0 million of senior notes and, to a lesser extent, the cash portion of the repurchase of the Exchange Agreement totaling $110.0 million (see Note 12 in our Notes to Consolidated Financial Statements) and $23.9 million of financing costs, which were largely funded by the issuance of $350.0 million of senior notes and net borrowings of $334.0 million under our bank credit facilities.
Free Cash Flow
The following table reconciles cash flows provided by operating activities to Free Cash Flow:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Cash provided by operating activities	$246,610	$245,754	$856	0.3%
Capital expenditures	(180,312)	(167,153)	(13,159)	7.9%

Free Cash Flow	$66,298	$78,601	$(12,303)	(15.7%)

For the nine months ended September 30, 2010, Free Cash Flow decreased 15.7%, largely as a result of greater capital expenditures and the net change in operating assets and liabilities, offset in part by higher Adjusted OIBDA.
Capital Structure
As of September 30, 2010, our outstanding total indebtedness was $3.391 billion, of which approximately 63% was at fixed interest rates or subject to interest rate protection. During the nine months ended September 30, 2010, we paid cash interest of $157.0 million, net of capitalized interest.
Bank Credit Facilities
As of September 30, 2010, we had $3.275 billion of aggregate bank credit facilities (the “credit facilities”), of which $2.541 billion was outstanding. The credit agreements governing the credit facilities contain various covenants that, among other things, impose certain limitations on mergers and acquisitions, consolidations and sales of certain assets, liens, the incurrence of additional indebtedness, certain restricted payments and certain transactions with affiliates. See Note 7 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
As of September 30, 2010, we had no outstanding balance under our $734.5 million revolving credit facility, with $731.0 million of unused lines after taking into account $3.5 million of letters of credit issued under the credit facilities. As of the same date, based on the terms and conditions of our debt arrangements, all of our unused revolving credit lines were available to be borrowed and used for general corporate purposes. Our revolving credit commitments are scheduled to expire in the amounts of $79.0 million, $430.3 million and $225.2 million on September 30, 2011, December 31, 2012 and December 31, 2014, respectively, and are not subject to scheduled reductions prior to maturity.

New Financings
On April 23, 2010, we completed new financings that provided for new term loans under our existing credit facilities in an aggregate principal amount of $850 million. The new term loans mature in October 2017, and beginning on September 30, 2010, will be subject to quarterly reductions of 0.25%, with a final payment at maturity representing 92.75% of the original principal amount. The net proceeds of these new term loans were largely used to repay certain existing term loans and the full balance of outstanding revolving credit loans under our credit facilities. On the same date, we also reduced the total revolving credit commitments under our revolving credit facilities from $830.3 million to $734.5 million, while extending the termination date with respect to $225.2 million of such commitments to December 31, 2014. As a result of these transactions, we believe our overall liquidity position has strengthened. See Note 7 in our Notes to Consolidated Financial Statements for further information on the new financings.
Interest Rate Swaps
We use interest rate exchange agreements, or interest rate swaps, in order to fix the rate of the applicable Eurodollar portion of debt under the credit facilities to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. As of September 30, 2010, we had interest rate swaps with various banks pursuant to which the interest rate on $1.3 billion of floating rate debt was fixed at a weighted average rate of 3.2%. We also had $1.3 billion of forward starting interest rate swaps with a weighted average fixed rate of approximately 3.3%, of which $0.5 billion, $0.2 billion and $0.6 billion commence during the years ended December 31, 2010, 2011 and 2012, respectively. Including the effects of such interest rate swaps, the average interest rates on outstanding debt under our bank credit facilities as of September 30, 2010 and 2009 were 4.7% and 4.6%, respectively.
Senior Notes
As of September 30, 2010, we had $850.0 million of senior notes outstanding. The indentures governing our senior notes also contain various covenants, though they are generally less restrictive than those found in our credit facilities. Such covenants restrict our ability, among other things, make certain distributions, investments and other restricted payments, sell certain assets, to make restricted payments, create certain liens, merge, consolidate or sell substantially all of our assets and enter into certain transactions with affiliates. See Note 7 in our Notes to Consolidated Financial Statements for information regarding material financial covenants.
Covenant Compliance and Debt Ratings
For all periods through September 30, 2010, we were in compliance with all of the covenants under the credit facilities and senior note arrangements. There are no covenants, events of default, borrowing conditions or other terms in the credit facilities or senior note arrangements that are based on changes in our credit rating assigned by any rating agency. We do not believe that we will have any difficulty complying with any of the applicable covenants in the foreseeable future.
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

The following table updates our contractual obligations and commercial commitments for debt and interest expense after giving effect to the new financings, which occurred in the second quarter of 2010, and the effects they are expected to have on our liquidity and cash flow, for the five years subsequent to June 30, 2010 and thereafter (dollars in thousands)*:

		Interest
	Debt	Expense (1)	Total
July 1, 2010 to June 30, 2011	$26,000	$193,319	$219,319
July 1, 2011 to June 30, 2013	52,000	373,445	425,445
July 1, 2013 to June 30, 2015	1,378,750	315,197	1,693,947
Thereafter	1,940,250	200,113	2,140,363

Total cash obligations	$3,397,000	$1,082,074	$4,479,074

*
Refer to Note 7 in our Notes to Consolidated Financial Statements for a discussion of the new financings. The amounts included in the table herein reflect our contractual obligations and commercial commitments as of June 30, 2010.

(1)
Interest payments on floating rate debt and interest rate swaps are estimated using amounts outstanding, and scheduled amortizations, as of June 30, 2010 and the average interest rates applicable under such debt obligations.

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
Goodwill and Other Intangible Assets
In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification No. 350 Intangibles — Goodwill and Other (“ASC 350”), the amortization of goodwill and indefinite-lived intangible assets is prohibited and requires such assets to be tested annually for impairment, or more frequently if impairment indicators arise. We have determined that our cable franchise rights and goodwill are indefinite-lived assets and therefore not amortizable.
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
Goodwill impairment is determined using a two-step process. The first step compares the fair value of a reporting unit with our carrying amount, including goodwill. If the fair value of a reporting unit exceeds our carrying amount, goodwill of the reporting unit is considered not impaired and the second step is unnecessary. If the carrying amount of a reporting unit exceeds our fair value, the second step is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, calculated using the residual method, with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value, the excess is recognized as an impairment loss. We have determined that we have two reporting units for the purpose of applying ASC 350, Mediacom Broadband and Mediacom LLC. Our most recently completed annual impairment test was conducted as of October 1, 2009, and we will be conducting our next annual impairment test as of October 1, 2010.
The economic conditions currently affecting the U.S. economy and the long-term impact on the fundamentals of our business may have a negative impact on the fair values of the assets in our reporting units. This may result in the recognition of an impairment loss in the future.

Because we believe there has not been a meaningful change in the long-term fundamentals of our business during the first nine months of 2010, we have determined that there has been no triggering event under ASC 350, and as such, no interim impairment test was required as of September 30, 2010.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.
There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See Note 9 in our Notes to Consolidated Financial Statements.

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

MEDIACOM COMMUNICATIONS CORPORATION
November 8, 2010	By:	/s/ Mark E. Stephan
Mark E. Stephan
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications